Form 10-Q
period 2016-09-30
Protagonist Therapeutics, Inc
filed 2016-11-14
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2016
Common Stock, $0.00001 par value	16,714,453

PROTAGONIST THERAPEUTICS, INC.

FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$96,024	$4,055
Restricted cash	10	10
Available-for-sale securities	2,499	7,868
Research and development tax incentive receivable	1,944	715
Prepaid expenses and other current assets	1,768	1,558

Total current assets	102,245	14,206
Property and equipment, net	564	609
Other assets	34	30

Total assets	$102,843	$14,845

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,335	$1,247
Accrued expenses and other payables	3,014	1,879

Total current liabilities	5,349	3,126
Redeemable convertible preferred stock tranche liability	—	1,643
Redeemable convertible preferred stock warrant liability	—	480

Total liabilities	5,349	5,249

Commitments and contingencies
Redeemable convertible preferred stock, $0.00001 par value: 0 and 126,374,911 shares authorized as of September 30, 2016 (unaudited) and December 31, 2015, respectively; 0 and 77,185,117 shares issued and outstanding as of September 30, 2016 (unaudited) and December 31, 2015, respectively; redemption value of $41,538 as of December 31, 2015	—	36,996
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value, 10,000,000 and 0 shares authorized as of September 30, 2016 (unaudited) and December 31, 2015, respectively; and no shares issued and outstanding as of September 30, 2016 (unaudited) and December 31, 2015	—	—
Common stock, $0.00001 par value, 90,000,000 and 160,000,000 shares authorized as of September 30, 2016 (unaudited) and December 31, 2015, respectively; 16,714,453 and 272,409 shares issued and outstanding as of September 30, 2016 (unaudited) and December 31, 2015, respectively	—	—
Additional paid-in capital	150,863	118
Accumulated other comprehensive loss	(24)	(102)
Accumulated deficit	(53,345)	(27,416)

Total stockholders’ equity (deficit)	97,494	(27,400)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$102,843	$14,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$5,561	$3,158	$16,882	$7,638
General and administrative	1,577	863	4,387	2,155

Total operating expenses	7,138	4,021	21,269	9,793

Loss from operations	(7,138)	(4,021)	(21,269)	(9,793)
Interest income	54	1	93	2
Change in fair value of redeemable convertible preferred stock tranche and warrant liabilities	—	571	(4,719)	426
Other expense	—	—	(34)	—

Net loss	$(7,084)	$(3,449)	$(25,929)	$(9,365)

Net loss attributable to common stockholders	$(7,377)	$(3,485)	$(26,487)	$(9,401)

Net loss per share attributable to common stockholders, basic and diluted	$(0.87)	$(12.79)	$(8.62)	$(38.32)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	8,483,189	272,409	3,071,456	245,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(7,084)	$(3,449)	$(25,929)	$(9,365)
Other comprehensive loss:
Loss (gain) on translation of foreign operations	75	(171)	73	(213)
Unrecognized gain on available-for-sale securities	1	—	5	—

Comprehensive loss	$(7,008)	$(3,620)	$(25,851)	$(9,578)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,929)	$(9,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	242	160
Loss on disposal of property and equipment	34	—
Amortization of premium on available-for-sale securities	82	—
Stock-based compensation	610	62
Change in fair value associated with redeemable convertible preferred stock tranche liability	4,194	233
Change in fair value of redeemable convertible preferred stock warrant liability	525	(659)
Changes in operating assets and liabilities:
Research and development tax incentive receivable	(1,229)	(278)
Prepaid expenses and other current assets	(179)	(414)
Other assets	(4)	—
Accounts payable	157	431
Accrued expenses and other payables	1,205	184

Net cash used in operating activities	(20,292)	(9,646)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(327)	(179)
Purchase of available-for-sale securities	(6,396)	—
Proceeds from maturities of available-for-sale securities	11,688	—
Proceeds from sale of property and equipment	32	—

Net cash provided by (used in) investing activities	4,997	(179)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	22,508	17,362
Proceeds from issuance of common stock upon exercise of stock options	143	57
Proceeds from issuance of initial public offering, net of issuance cost	84,508	—

Net cash provided by financing activities	107,159	17,419

Effect on exchange rate changes on cash and cash equivalents	105	(206)
Net increase in cash and cash equivalents	91,969	7,388
Cash and cash equivalents, beginning of period	4,055	9,324

Cash and cash equivalents, end of period	$96,024	$16,712

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING INFORMATION
Settlement of fair value of redeemable convertible preferred stock liability	$5,837	$—

Tranche liability in connection with the Series C redeemable convertible preferred stock financing	$—	$1,017

Accretion of redeemable convertible preferred stock	$558	$36

Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	$66,904	$—

Offering costs in accounts payable and accrued liabilities	$860	$—

Reclassification of preferred stock warrant liability to equity	$1,005	$—

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

Reverse Stock Split

In July 2016, the Company’s board of directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of the Company’s issued and outstanding common stock at a 1-for-14.5 ratio, which was effected on August 1, 2016. The par value and authorized shares of common stock and convertible preferred stock were not adjusted as a result of the reverse split. All issued and outstanding common stock, options to purchase common stock and per share amounts contained in the condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Initial Public Offering

On August 10, 2016, the Company’s registration statement on Form S-1 (File Nos. 333-212476 and 333-213071) relating to its initial public offering (“IPO”) of common stock became effective. The IPO closed on August 16, 2016 at which time the Company issued 7,500,000 shares of its common stock at a price of $12.00 per share. In addition, upon closing the IPO, all outstanding shares of the redeemable convertible preferred stock converted into 8,577,571 shares of common stock and there are no shares of redeemable convertible preferred stock outstanding. In September 2016, the Company issued an additional 252,972 shares of common stock at a price of $12.00 per share following the underwriters’ exercise of their option to purchase additional shares. The Company received an aggregate of $83.6 million in cash, net of underwriting discounts and commissions, and after deducting offering costs paid by the Company.

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to accruals for research and development activities, fair value of redeemable convertible preferred stock tranche liability, fair value of redeemable convertible preferred stock warrant liability, fair value of common stock, stock-based compensation and income taxes. Management bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results may differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and available-for-sale securities. Substantially all the Company’s cash is held by one financial institution that management believes is of high credit quality. Such deposits may, at times, exceed federally insured limits.

Cash Equivalents

Cash equivalents that are readily convertible to cash are stated at cost, which approximates market value. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of amounts invested in money market funds.

Restricted Cash

Restricted cash consisted of cash balances primarily held as security in connection with the Company’s corporate credit card.

Available-for-Sale Securities

All marketable securities have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Short-term marketable securities have maturities less than 365 days as of the balance sheet date. Long-term marketable securities have maturities greater than 365 days as of the balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest income.

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

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Accrued Research and Development Costs

The Company accrues for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and include these costs in accrued expenses and other payables in the condensed consolidated balance sheets and within research and development expense in the condensed consolidated statements of operations. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed, number of patients enrolled, and the rate of patient enrollments may vary from the Company’s estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations.

Research and Development Costs

Research and development costs are expensed as incurred and consist of salaries and benefits, stock-based compensation expense, lab supplies and facility costs, as well as fees paid to others that conduct certain research and development activities on the Company’s behalf.

Research and Development Tax Incentive

The Company is eligible under the AusIndustry research and development tax incentive program to obtain a cash amount from the Australian Taxation Office (“ATO”). The tax incentive is available to the Company on the basis of specific criteria with which the Company must comply. Specifically, the Company must have revenue of less than AUD 20.0 million and cannot be controlled by income tax exempt entities. These research and development tax incentives are recognized as contra research and development expense when the right to receive has been attained and funds are considered to be collectible. The tax incentive is denominated in Australian dollars and, therefore, the related receivable is remeasured into U.S. dollars as of each reporting date.

Under certain conditions, research and development activities conducted outside Australia (“overseas finding”) also qualify for the research and development tax incentive. Funds received for overseas finding are at a risk of clawback until substantiation that less than 50% research and development expenditures for a project will be incurred overseas. A deferred tax incentive is recorded upon the cash receipt of the overseas finding funds and a reduction of research and development expense is not recognized until the Company can substantiate that more than 50% of the total project expenditure will occur in Australia.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. The new standard replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2019 and early adoption is permitted for fiscal years and interim periods within those years beginning after December 15, 2018. The Company is currently evaluating the impact of this new guidance.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification of certain cash receipts and cash payments in the statements of cash flow to eliminate the diversity in practice related to eight specific cash flow issues. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of this new guidance.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$95,122	$—	$—	$95,122
Corporate bonds	—	600	—	600
Commercial paper	—	1,899	—	1,899

Total financial assets	$95,122	$2,499	$—	$97,621

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,136	$—	$—	$2,136
Corporate bonds	—	7,368	—	7,368
Commercial paper	—	500	—	500

Total financial assets	$2,136	$7,868	$—	$10,004

Liabilities:
Redeemable convertible preferred stock tranche liability	$—	$—	$1,643	$1,643
Redeemable convertible preferred stock warrant liability	—	—	480	480

Total financial liabilities	$—	$—	$2,123	$2,123

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The redeemable convertible preferred stock tranche liability stems from the initial sale of the Company’s Series C redeemable convertible preferred stock wherein the Company was obligated to sell additional shares in subsequent closings contingent upon a majority of the stockholders of the outstanding redeemable convertible preferred stock and/or the achievement of certain development milestones. The subsequent closings were deemed to be freestanding financial instruments that were at the option of the holders. The Company estimated the fair value of this liability using a one-step binomial lattice model in combination with the Option Pricing Model. The change in fair value was recognized as a gain or loss in the condensed consolidated statements of operations. See Note 10 for further discussion on the redeemable convertible preferred stock tranche liability and related valuations.

The determination of the fair value of the redeemable convertible preferred stock warrant liability is discussed in Note 8. Generally, increases or decreases in the fair value of the underlying redeemable convertible preferred stock would result in a directionally similar impact in the fair value measurement of the warrant liability.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

Redeemable Convertible Preferred Stock Tranche Liability:
Balance at December 31, 2015	$1,643
Change in fair value upon revaluation	4,194
Settlement of redeemable convertible preferred stock tranche liability due to the issuance of Series C redeemable convertible preferred stock	(5,837)

Balance at September 30, 2016	$—

Redeemable Convertible Preferred Stock Warrant Liability:
Balance at December 31, 2015	$480
Change in fair value upon revaluation	525
Reclassification of redeemable convertible preferred stock warrant liability to redeemable convertible preferred stock	(1,005)

Balance at September 30, 2016	$—

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. Balance Sheet Components

Cash Equivalents and Available-for-sale Securities

Cash equivalents and available-for-sale securities consisted of the following (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
Money market funds	$95,122	$—	$—	$95,122
Corporate bonds	600	—	—	600
Commercial paper	1,899	—	—	1,899

Total cash equivalents and available-for-sale securities	$97,621	$—	$—	$97,621

Classified as:
Cash equivalents				$95,122
Available-for-sale securities				2,499

Total cash equivalents and available-for-sale securities				$97,621

	December 31, 2015
	Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
Money market funds	$2,136	$—	$—	$2,136
Corporate bonds	7,373	—	(5)	7,368
Commercial paper	500	—	—	500

Total cash equivalents and available-for-sale securities	$10,009	$—	$(5)	$10,004

Classified as:
Cash equivalents				$2,136
Available-for-sale securities				7,868

Total cash equivalents and available-for-sale securities				$10,004

All available-for-sale securities held as of September 30, 2016 and December 31, 2015 had contractual maturities of less than one year. There have been no material realized gains or losses on available-for-sale securities for the periods presented.

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued clinical and research related expenses	$1,630	$976
Accrued employee related expenses	1,074	754
Other	310	149

Total accrued expenses and other payables	$3,014	$1,879

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

5. Research Collaboration and License Agreement

In October 2013, the Company’s former collaboration partner decided to abandon a collaboration program with the Company and, pursuant to the terms of the agreement between the Company and the former collaboration partner, the Company elected to assume the responsibility for the development and commercialization of the product. Upon the former collaboration partner’s abandonment, it assigned to the Company certain intellectual property arising from the collaboration and also granted the Company an exclusive license to certain background intellectual property rights of the former collaboration partner that relate to the products assumed by the Company. Upon the nomination of PTG-300 as a development candidate, the Company owed the former collaboration partner a payment of $250,000. If the Company initiates a Phase 1 clinical trial for PTG-300, it will pay the former collaboration partner an additional $250,000. The Company has the right, but not the obligation, to further develop and commercialize the products and, if the Company successfully develops and commercializes PTG-300 without a partner, the Company will pay to the former collaboration partner up to an additional aggregate of $128.5 million for the achievement of certain development, regulatory and sales milestone events. In addition, the Company will pay to the former collaboration partner a low single digit royalty on worldwide net sales of the product until the later of ten years from the first commercial sale of the product or the expiration of the last patent covering the product. For the three and nine months ended September 30, 2016, the Company recorded research and development expense of zero and $250,000 under this agreement. There were no such costs incurred for the three and nine months ended September 30, 2015.

6. Government Programs

Research and Development Tax Incentive

The Company recognized AUD 181,000 ($145,000) and AUD 1.6 million ($1.2 million), and AUD 194,000 ($127,000) and AUD 464,000 ($337,000) as a reduction of research and development expenses for the three and nine months ended September 30, 2016 and 2015, respectively, in connection with the research and development tax incentive from Australia. As of September 30, 2016 and December 31, 2015, the research and development tax incentive receivable was AUD 2.5 million ($1.9 million) and AUD 978,000 ($715,000), respectively. In March 2016, the Company received AUD 237,000 ($182,000) for overseas findings and recorded the funds as deferred tax incentive in accrued expenses and other payables on the condensed consolidated balance sheet due to the possibility that the funds could have to be repaid.

SBIR Grant

In September 2015, the Company was awarded a Phase 1 SBIR Grant from the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health (“NIH”) in support of research on orally stable peptide antagonists of the Interleukin-23 receptor (“IL-23R”) as potential treatments for inflammatory bowel diseases (“IBD”). The total grant award was $224,000 and is for the period from September 2015 to August 2016.

In July 2016, the Company was awarded a Phase 1 SBIR Grant from the National Institute of Heart and Lung Diseases of the NIH in support of preclinical research aimed at discovering and optimizing lead molecules as novel peptide mimetics of the natural hepcidin hormone. The total grant award was $219,000 and is for the period from August 2016 to January 2017.

The Company recognizes contra research and development when expenses related to the grants have been incurred and the grant funds become contractually due from NIH. The Company recorded $66,000 and $135,000 as a reduction of research and development expenses for the three and nine months ended September 30, 2016. There was no such reduction recorded for the three and nine months ended September 30, 2015. The Company recorded a receivable for $65,000 and $155,000 as of September 30, 2016 and December 31, 2015, respectively, to reflect the eligible costs incurred under the grants that are contractually due to the Company and such amounts are included in the prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The fair value of the warrants outstanding as of December 31, 2015 was remeasured at $480,000, determined using a one-step binomial lattice model in combination with the Option Pricing Model and the following assumptions: risk-free interest rate of 0.90%, expected life of 1.6 years and expected volatility of 57.0% and probability of exercisability of 95% and 0% for the first tranche and second tranche, respectively.

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

The Company recorded a charge of zero and $525,000 for the three and nine months ended September 30, 2016, respectively, representing the increase in the fair value of the redeemable convertible preferred stock warrant liability in the condensed consolidated statements of operations. The Company recorded gains of $805,000 and $659,000 for the three and nine months ended September 30, 2015, respectively, representing the decrease in the fair value of the redeemable convertible preferred stock warrant liability in the condensed consolidated statements of operations.

9. Redeemable Convertible Preferred Stock

In April 2016, 1,999,998 shares of Series B redeemable convertible preferred stock were issued in connection with the exercise of warrants for cash proceeds of $20,000.

Following the closing of the IPO, all outstanding shares of the redeemable convertible preferred stock converted into 8,577,571 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of redeemable convertible preferred stock outstanding as of September 30, 2016.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The Company recorded $293,000 and $558,000 for the accretion of the redeemable convertible preferred stock during the three and nine months ended September 30, 2016, respectively. The Company recorded $36,000 for the accretion of the redeemable convertible preferred stock during the three and nine months ended September 30, 2015.

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

For the three and nine months ended September 30, 2016, the Company recorded a charge of zero and $4.2 million, respectively, for the change in the fair value of the Series C redeemable convertible preferred stock liability in the condensed consolidated statements of operations.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Common Stock

The Company had reserved shares of common stock for issuance, on an as-converted basis, as follows:

	September 30, 2016	December 31, 2015
Redeemable convertible preferred stock outstanding	—	5,323,103
Options issued and outstanding	1,496,156	833,178
Options available for future grants	1,069,828	147,219
Redeemable convertible preferred stock warrants	—	275,861

Total	2,565,984	6,579,361

12. Stock Option Plans

Equity Incentive Plan

In July 2016, the Company’s board of directors and stockholders approved the 2016 Equity Incentive Plan (the “2016 Plan”) to replace the 2007 Stock Option Plan and became effective upon the IPO. The 2016 Plan is administered by the Board of Directors or a committee appointed by the Board of Directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Under the 2016 Plan, 1,200,000 shares of the Company’s common stock have been initially reserved for the issuance of stock options, restricted stock units and other awards to employees, directors and consultants. Options granted under the 2016 Plan expire no later than 10 years from the date of grant. The exercise price of each option may not be less than 100% of the fair market value of the common stock at the date of grant. Options may be granted to stockholders possessing more than 10% of the total combined voting power of all classes of stocks of the Company at an exercise price at least 110% of the fair value of the common stock at the date of grant and the options are not exercisable after the expiration of 10 years from the date of grant. Employee stock options generally vest 25% upon one year of continued service to the Company, with the remainder in monthly increments over three additional years. Upon adoption of the 2016 Plan, no additional stock awards will be issued under the 2007 Stock Option Plan. Options granted under the 2007 Stock Option Plan that were outstanding on the date the 2016 plan became effective remain subject to the terms of the 2007 Stock Option Plan. As of September 30, 2016, the Company has reserved 1,200,000 shares of common stock for issuance under the 2016 Plan.

Employee Stock Purchase Plan

In July 2016, the Company’s board of directors and stockholders approved the 2016 Employee Stock Purchase Plan (the “2016 ESPP”), which became effective upon the IPO. The 2016 ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Company’s board of directors and the Compensation Committee of the board of directors. Under the 2016 ESPP, 150,000 shares of the Company’s common stock have been initially reserved for employee purchases of the Company’s common stock, with an automatic annual increase to the shares issuable under the 2016 ESPP on the first day of each fiscal year for a period of up to 10 years in an amount equal to (i) the lesser of 1% of the total number of shares of common stock outstanding on December 31 of the preceding fiscal year and 300,000 shares of the Company’s common stock, or (ii) a lower number determined by the Board of Directors. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Stock Options

Activity under the Company’s stock option plan is set forth below:

			Options Outstanding
	Options Available for Grant	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
					(in thousands)
Balances at December 31, 2015	147,219	833,178	$1.33	8.56
Additional options authorized	1,697,088	—
Options granted	(774,479)	774,479	5.55
Options exercised	—	(111,501)	1.28

Balances at September 30, 2016	1,069,828	1,496,156	3.52	8.65	$26,347

Options exercisable – September 30, 2016		338,784	1.97	7.26	$6,490

Options vested and expected to vest – September 30, 2016		1,481,620	3.51	8.64	$26,100

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock on September 30, 2016.

During the three months ended September 30, 2016, the estimated weighted-average grant-date fair value of common stock underlying options granted was $6.09 per share. No options were granted during the three months ended September 30, 2015. During the nine months ended September 30, 2016 and 2015, the estimated weighted-average grant-date fair value of common stock underlying options granted was $3.16 and $1.04 per share, respectively.

Employee Stock Options Valuation

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected term (in years)	4.16 - 5.70	—	4.16 - 5.94	5.89
Expected volatility	62.8%	—	62.5% - 64.8%	59.8%
Risk-free interest rate	1.28%	—	1.27% - 1.38%	1.57%
Dividend yield	—	—	—	—

Stock Options Granted to Non-employees

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected term (in years)	5.70 - 7.04	—	5.70 - 9.93	—
Expected volatility	62.8%	—	62.5% - 62.8%	—
Risk-free interest rate	1.29%	—	1.29% - 1.36%	—
Dividend yield	—	—	—	—

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

During the three and nine months ended September 30, 2016, the Company granted 7,752 shares and 25,647 shares, respectively, to non-employee consultants. No shares were granted to non-employee consultants during the three and nine months ended September 30, 2015. The Company recorded stock-based compensation expense during the three and nine months ended September 30, 2016 and 2015 of $226,000, $264,000, $4,000 and $14,000, respectively.

Stock-Based Compensation

Total stock-based compensation expense recognized for both employees and non-employees for stock options and the 2016 ESPP was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$285	$8	$360	$24
General and administrative	163	14	250	38

Total stock-based compensation expense	$448	$22	$610	$62

As of September 30, 2016 there was $2.8 million of total unrecognized stock-based compensation costs related to stock options that the Company expects to recognize over a period of approximately 3.0 years.

13. Net Loss per Share Attributable to Common Stockholders

As the Company had net losses for the three and nine months ended September 30, 2016 and 2015, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(7,084)	$(3,449)	$(25,929)	$(9,365)
Accretion of redeemable convertible preferred stock	(293)	(36)	(558)	(36)

Net loss attributable to common stockholders	$(7,377)	$(3,485)	$(26,487)	$(9,401)

Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	8,483,189	272,409	3,071,456	245,298

Net loss per share attributable to common stockholders, basic and diluted	$(0.87)	$(12.79)	$(8.62)	$(38.32)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share calculations for the three and nine months ended September 30, 2016 and 2015, because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Redeemable convertible preferred stock on an as-converted basis	—	5,323,103	—	5,323,103
Options to purchase common stock	1,496,156	468,546	1,496,156	468,546
Warrants to purchase redeemable convertible preferred stock on an as-converted basis	—	275,861	—	275,861

Total	1,496,156	6,067,510	1,496,156	6,067,510

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

14. Subsequent Events

In October 2016, the Company received AUD 3.0 million ($2.2 million) including interest, in connection with the Australian research and development tax incentive. Of the funds received, $0.7 million will reduce the research and development tax incentive receivable and $1.5 million, which is for overseas findings, will be recorded as deferred tax incentive in accrued expenses and other payables as such funds are at risk of clawback until substantiation that less than 50% research and development expenditures for a project will be incurred overseas.

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

Overview

We are a clinical-stage biopharmaceutical company with a proprietary technology platform focused on discovering and developing peptide-based new chemical entities (“NCEs”) to address significant unmet medical needs. Our primary focus is on developing first-in-class peptide drugs that specifically target biological pathways also targeted by currently marketed injectable antibody drugs. Compared to injectable antibody drugs, our oral peptides offer targeted delivery to the gastrointestinal (“GI”) tissue compartment, potential for improved safety due to minimal exposure in the blood, improved convenience and compliance due to oral delivery, and the opportunity for earlier introduction of targeted therapy for inflammatory bowel disease (“IBD”). Our initial lead product candidates, PTG-100 and PTG-200, are based on this approach, and we believe have the potential to transform the existing treatment paradigm for IBD, a GI disease consisting primarily of ulcerative colitis (“UC”) and Crohn’s disease (‘CD”).

PTG-100 is a potential first-in-class oral, alpha-4-beta-7 (“a4ß7”) integrin-specific antagonist peptide product candidate which has completed a Phase 1 clinical trial in normal healthy volunteers (“NHVs”). Integrins are T cell receptors that facilitate migration of inflammatory cells into the GI tissue. An integrin antagonist peptide is a small molecule designed to block this migration, which is a hallmark of IBD. In our Phase 1 clinical trial, we established pharmacological proof-of-concept (“POC”) based on pharmacodynamic (“PD”) indicators. We plan to initiate a Phase 2b clinical trial in moderate-to-severe UC patients by the end of the fourth quarter of 2016. The a4ß7 integrin is targeted by currently marketed injectable antibody drugs and this integrin pathway is considered to be one of the most specific biological mechanisms for IBD. Our second lead product candidate, PTG-200, is a potential first-in-class oral Interleukin-23 receptor (“IL-23R”) antagonist being developed initially for moderate-to-severe CD. Interleukin-23 is a protein produced by white blood cells that regulates inflammatory and immune functions. PTG-200 is currently in Investigational New Drug (“IND”) enabling studies, and we plan to initiate a Phase 1 clinical trial in 2017. Blocking of the a4ß7 integrin and Interleukin 23 (“IL-23”) pathways has led to FDA approved injectable antibody drugs for chronic inflammatory diseases, including IBD.

We believe PTG-100 and PTG-200 have the potential to transform the existing IBD treatment paradigm because they offer significant advantages over injectable antibody drugs. These complementary assets target different pathways, and potentially offer improved convenience and patient compliance, and improved safety and tolerability compared to currently approved injectable antibody drugs. We believe these potential advantages could allow our products to replace and expand the IBD market beyond the moderate-to-severe IBD patient population currently targeted by injectable antibody drugs.

Our novel peptides have potential applicability in a wide range of therapeutic areas in addition to GI diseases. Our first product candidate beyond IBD is PTG-300, an injectable hepcidin mimetic, which is currently in pre-clinical development. We plan to complete pre-clinical IND-enabling studies in PTG-300 in 2017. PTG-300 has potential utility for the treatment of iron overload disorders, such as transfusion-dependent ß-Thalassemia, hereditary hemochromatosis (“HH”) and sickle cell disease (“SCD”), each of which may qualify for orphan designation.

We have not generated any revenue from product sales and we do not currently have any products approved for commercialization. We have never been profitable and have incurred net losses in each year since inception. Our net losses were $7.1 million and $3.4 million for the three months ended September 30, 2016 and 2015 respectively, and $25.9 million and $9.4 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $53.3 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

In August 2016, we completed our initial public offering (“IPO”) of our common stock pursuant in which we issued 7,500,000 shares of our common stock at a price of $12.00 per share. In September 2016, we issued an additional of 252,972 shares of common stock at a price of $12.00 per share following the underwriters’ exercise of their option to purchase additional shares. We received an aggregate of $83.6 million in cash, net of underwriting discounts and commissions, and after deducting offering costs paid by us.

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

We recognize the funds from research and development tax incentive as a reduction of research and development expense when the related research costs are incurred. In addition, we recognize the funds related to our Australian research and development tax incentives that are not subject to refund provisions as a reduction of research and development expense. The amounts are determined on a cost reimbursement basis and as the incentive is related to our research and development expenditures and is non-refundable regardless of whether any Australian tax is owed, the amounts have been recorded as a reduction of research and development expenses. These Australian research and development tax incentives are recognized when there is reasonable assurance that the incentive will be received, the relevant expenditure has been incurred and the amount of the consideration can be reliably measured.

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

The following table shows our research and development expenses incurred during the respective periods:

	Three Months Ended September 30		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Clinical development expense – PTG 100	$3,447	$—	$11,321	$—
Discovery research expense	2,325	3,285	6,849	7,975
Less: Reimbursement of expenses under grants and incentives	(211)	(127)	(1,288)	(337)

Total research and development expenses	$5,561	$3,158	$16,882	$7,638

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

There have been no material changes in our critical accounting policies during the nine months ended September 30, 2016, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our prospectus filed with the SEC on August 12, 2016 pursuant to Rule 424(b) under the Securities Act.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,
	2016	2015	Dollar Change	% Change
	(Dollars in thousands)
Operating expenses:
Research and development	$5,561	$3,158	$2,403	76
General and administrative	1,577	863	714	83

Total operating expenses	7,138	4,021	3,117	78

Loss from operations	(7,138)	(4,021)	(3,117)	78
Interest income	54	1	53	*
Change in fair value of redeemable convertible preferred stock tranche and warrant liabilities	—	571	(571)	*

Net loss	$(7,084)	$(3,449)	$(3,635)	105

*	Percentage not meaningful

Research and Development Expenses

Research and development expenses increased $2.4 million, or 76%, from $3.2 million for the three months ended September 30, 2015 to $5.6 million for the three months ended September 30, 2016. The increase was primarily due to an increase of $0.9 million in costs for third party consultants, an increase of $0.8 million related to contract manufacturing activities for PTG-100 clinical trials and other product candidate studies, and an increase of $0.6 million in salaries and employee-related expenses due to an increase in headcount.

General and Administrative Expenses

General and administrative expenses increased $0.7 million, or 83%, from $0.9 million for the three months ended September 30, 2015, to $1.6 million for the three months ended September 30, 2016. The increase was primarily due to an increase of $0.4 million in salaries and employee-related expenses due to an increase in headcount to support the growth of our operations and an increase of $0.3 million in professional service fees.

Change in Fair Value of Redeemable Convertible Preferred Stock Tranche and Warrant Liabilities

The change in estimated fair value associated with redeemable convertible preferred stock tranche liability and warrant liability was a gain of $0.6 million for the three months ended September 30, 2015 due to the settlement of Series C redeemable convertible preferred stock tranche liability in March 2016 and the exercise of the convertible preferred stock warrants in April 2016. There was no such item for the same period in 2016.

Comparison of the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,
	2016	2015	Dollar Change	% Change
	(Dollars in thousands)
Operating expenses:
Research and development	$16,882	$7,638	$9,244	121
General and administrative	4,387	2,155	2,232	104

Total operating expenses	21,269	9,793	11,476	117

Loss from operations	(21,269)	(9,793)	(11,476)	117
Interest income	93	2	91	*
Change in fair value of redeemable convertible preferred stock tranche and warrant liabilities	(4,719)	426	(5,145)	*
Other expense	(34)	—	(34)	*

Net loss	$(25,929)	$(9,365)	$(16,564)	177

*	Percentage not meaningful

Research and Development Expenses

Research and development expenses increased $9.2 million, or 121%, from $7.6 million for the nine months ended September 30, 2015 to $16.9 million for the nine months ended September 30, 2016. The increase was primarily due to an increase of $3.2 million related to contract manufacturing activities for PTG-100 clinical trials and other product candidate studies, an increase of $1.8 million in PTG-100 Phase 1 clinical trials and other related studies, an increase of $1.6 million in salaries and employee-related expenses due to an increase in headcount, an increase of $1.5 million in pre-clinical activities for our product candidates, an increase of $1.5 million in costs for third party consultants, an increase of $0.3 million due to achieving certain development milestones in a prior collaboration agreement related to the initiation of preclinical development studies on PTG-300 and an increase of $0.2 million in facility expenses. The increases were partially offset by an increase of $0.9 million in government programs recognized as a reduction of research and development expenses, primarily due to the increase in our Australian research and development tax incentive and funds earned under the Small Business Innovation Research grant award obtained in 2015.

General and Administrative Expenses

General and administrative expenses increased $2.2 million, or 104%, from $2.2 million for the nine months ended September 30, 2015, to $4.4 million for the nine months ended September 30, 2016. The increase was primarily due to an increase of $1.4 million in professional service fees and an increase of $0.7 million in salaries and employee-related expenses due to an increase in headcount to support the growth of our operations.

Change in Fair Value of Redeemable Convertible Preferred Stock Tranche and Warrant Liabilities

The change in fair value of redeemable convertible preferred stock tranche liability and warrant liabilities was a gain of $0.4 million for the nine months ended September 30, 2015 compared to a loss of $4.7 million for the nine months ended September 30, 2016. The change was due to the fair value remeasurement of the outstanding mark to market liabilities as the fair value increased in 2016.

Liquidity and Capital Resources

Liquidity and Capital Expenditures

As of September 30, 2016, we had $98.5 million of cash, cash equivalents and available-for-sale securities and an accumulated deficit of $53.3 million. In August 2016, we completed our IPO of our common stock pursuant in which we issued 7,500,000 shares of our common stock at a price of $12.00 per share. In September 2016, we issued an additional of 252,972 shares of common stock at a price of $12.00 per share following the underwriters’ exercise of their option to purchase additional shares. We have received an aggregate of $83.6 million in cash, net of underwriting discounts and commissions and after deducting offering costs paid by us.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe, based on our current operating plan and expected expenditures, that our existing cash, cash equivalents and available-for-sale securities will be sufficient to meet our anticipated operating and capital expenditure requirements for at least the next 18 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Specifically, we expect to incur substantial expenses in connection with our planned Phase 2b clinical trial for PTG-100, our IND-enabling studies and planned clinical trial for PTG-200 and IND enabling studies for PTG-300 and any other clinical trials that we may conduct. Furthermore, if our planned preclinical and clinical trials are successful, or our other product candidates enter clinical trials or advance beyond the discovery stage, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

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

The following table summarizes our cash flows for the periods indicated:

	Nine Month Ended September 30,
	2016	2015
	(In thousands)
Cash used in operating activities	$(20,292)	$(9,646)
Cash provided by (used in) investing activities	$4,997	$(179)
Cash provided by financing activities	$107,159	$17,419

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2016 was $20.3 million, consisting of a net loss of $25.9 million and a net change of $0.1 million in our net operating assets and liabilities, which were offset by non-cash charges of $5.7 million. The non-cash charges were primarily comprised of $4.2 million for the change in fair value associated with redeemable convertible preferred stock tranche liability, $0.6 million for stock-based compensation, $0.5 million for the change in fair value of convertible preferred stock warrant liability and $0.2 million for depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to an increase of $1.2 million in the receivable related to the Australian research and development tax incentives and an increase of $0.2 million in prepaid and other current assets related to advance payments of costs for research activities during the current period, offset by a $1.4 million increase in our accounts payable and accrued expenses and other payables related to an increase in research and development activities.

Cash used in operating activities for the nine months ended September 30, 2015 was $9.6 million, consisting of a net loss of $9.4 million, non-cash adjustments of $(0.2) million and a net change of $0.1 million in our net operating assets and liabilities. The non-cash adjustments were primarily comprised of a gain of $0.7 million from the decrease in the fair value of the convertible preferred stock warrant liability, offset by $0.2 million for the increase in fair value of the redeemable convertible preferred stock tranche liability and $0.2 million for depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to an increase of $0.4 million in prepaid and other current assets related to advance payment of costs for research activities during the current period and an increase of $0.3 million in the receivable related to the Australian research and development tax incentives, offset by a $0.6 million increase in our accounts payable and accrued expenses and other payables related to an increase in research and development activities.

Cash Flows from Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2016 was $5.0 million, consisting of the proceeds from maturities of our available-for-sale securities of $11.7 million, which were partially offset by our purchase of available-for-sale securities of $6.4 million and our purchase of property and equipment of $0.3 million. The purchase of property and equipment was primarily related to the expansion of our laboratory and related equipment.

Cash used in investing activities for the nine months ended September 30, 2015 was related to our purchase of property and equipment of $0.2 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2016 was $107.2 million, consisting of net proceeds of $84.5 million from the initial public offering, net proceeds of $22.5 million from the issuance of redeemable convertible preferred stock and proceeds of $0.1 million from the issuance of common stock upon exercise of stock options.

Cash provided by financing activities for the nine months ended September 30, 2015 was $17.4 million primarily related to proceeds from the issuance of redeemable convertible preferred stock.

Contractual Obligations and Other Commitments

During the nine months ended September 30, 2016, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our prospectus filed on August 12, 2016 with the SEC pursuant to Rule 424(b) under the Securities Act.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined under SEC rules, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities.

We had $98.5 million and $11.9 million in cash, cash equivalents and available-for-sale securities as of September 30, 2016 and December 31, 2015, respectively. Cash and cash equivalents consist of cash, money market funds and corporate bonds. Available-for-sale securities consist of corporate bonds and commercial paper. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt as of September 30, 2016.

Approximately $0.3 million and $0.6 million of our cash balance was located in Australia as of September 30, 2016 and December 31, 2015, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.

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

We are in the initial phase of the implementation of our remediation plan. We have taken certain actions to remediate this material weakness, including adding additional accounting personnel for review of manual journal entries. We have hired and intend to continue to hire additional finance and accounting personnel, utilize consultants with technical accounting expertise when needed, design and implement segregation of duties procedures and establish formal written policies for our accounting function by the end of 2016.

Changes in internal control over financial reporting

Other than the aforementioned remediation actions, there have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with the other information included or incorporated by reference in this Quarterly Report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes. We cannot assure you that any of the events discussed in the risk factors below will not occur. The occurrence of any of the events or developments described below could have a material and adverse impact on our business, results of operations, financial condition, and cash flows and future prospects and, if so, our future prospects would likely be materially and adversely affected. If any of such events were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment. Although we have discussed all known material risks, the risks described below are not the only ones that we may face, and additional risks or uncertainties not known to us or that we currently deem immaterial may also impair our business and future prospects. The risks relating to our business set forth in our prospectus dated August 10, 2016 that forms a part of the Company’s Registration Statement on Form S-1, filed with the SEC, are set forth below and are unchanged substantively as of September 30, 2016, except for those risks designated by an asterisk (*).

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.*

We have incurred significant operating losses since our inception in 2006. Our net loss for the years ended December 31, 2014 and 2015 was approximately $11.1 million and $14.9 million, respectively, and $25.9 million for the nine months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $53.3 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue incurring significant research, development and other expenses related to our ongoing operations and product development, and as a result, we expect to continue incurring losses for the foreseeable future. We also expect these losses to increase as we continue our development of, and seek regulatory approvals for, our peptide-based product candidates.

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

We are an early clinical-stage biopharmaceutical company with no approved products and no historical product revenue, which makes it difficult to assess our future prospects and financial results.*

We are an early clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. Our operations to date have been limited to developing our technology, undertaking pre-clinical studies and clinical trials of our pipeline candidates, including pre-clinical studies and clinical trial of PTG-100 and pre-clinical studies of PTG-200 and PTG-300, as well as our proprietary technology platform. We have successfully filed a CTN in Australia to support the Phase 1 clinical trial of PTG-100. We have successfully filed a U.S. IND application to support Phase 2 development of PTG-100 in ulcerative colitis (“UC”). As an early clinical-stage company, we have not yet demonstrated an ability to generate revenue or successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields such as biopharmaceutical drug discovery and development. Consequently, the ability to accurately assess our future operating results or business prospects is significantly more limited than if we had a longer operating history or approved products on the market.

We expect that our financial condition and operating results will fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control, including, but not limited to:

•	the clinical outcomes from the continued development of our product candidates;

•	potential side effects of our product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;

•	our ability to obtain, as well as the timeliness of obtaining, additional funding to develop, and potentially manufacture and commercialize our product candidates;

•	competition from existing products directed against the same biological target or therapeutic indications of our product candidates as well as new products that may receive marketing approval;

•	the entry of generic versions of products that compete with our product candidates;

•	the timing of regulatory review and approval of our product candidates;

•	market acceptance of our product candidates that receive regulatory approval, if any;

•	our ability to establish an effective sales and marketing infrastructure directly or through collaborations with third parties;

•	the ability of patients or healthcare providers to obtain coverage or sufficient reimbursement for our products;

•	whether Johnson & Johnson Development Corporation (“JJDC”) decides to exercise its rights of first negotiation on any of our assets that are subject to the Letter Agreement with JJDC, including PTG-200, and we have to negotiate with JJDC for prolonged periods pursuant to the aforementioned agreement;

•	the ability of third party manufacturers to manufacture in accordance with current good manufacturing practices (“GMP”) our product candidates for the conduct of clinical trials and, if approved, for successful commercialization;

•	our ability as well as the ability of any third party collaborators, to obtain, maintain and protect intellectual property rights covering our product candidates and technologies, and our ability to develop, manufacture and commercialize our product candidates without infringing on the intellectual property rights of others;

•	our ability to add infrastructure and manage adequately our future growth; and

•	our ability to attract and retain key personnel with appropriate expertise and experience to manage our business effectively.

Accordingly, the likelihood of our success must be evaluated in light of many potential challenges and variables associated with an early-stage biopharmaceutical company, many of which are outside of our control, and past results, including operating or financial results, should not be relied on as an indication of future results.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all.

Our operations have consumed substantial amounts of cash since inception. We conducted a Phase 1 clinical trial of PTG-100 in healthy volunteers and we are preparing to conduct a Phase 2b clinical trial of PTG-100 in patients with moderate-to-severe UC, and we have also commenced IND-enabling studies of PTG-200 and PTG-300. Developing pharmaceutical product candidates, including conducting pre-clinical studies and clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration (“FDA”) or any foreign regulatory agency, such as the European Medicines Agency (“EMA”), requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of PTG-100, PTG-200 or any of our other product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect, and any delay resulting from such further or repeat studies or trials could also result in the need for additional financing.

Based upon our current operating plan and expected expenditures, we believe that our existing cash, cash equivalents, and available-for-sale securities, including the proceeds of the IPO, will be sufficient to fund our operations for at least the next 18 months. This period could be shortened if there are any significant increases beyond our expectations in spending on development programs or more rapid progress of development programs than anticipated. Our existing capital resources, including the net proceeds from the IPO, will not be sufficient to enable us to initiate any pivotal clinical trials. Accordingly, we expect that we will need to raise substantial additional funds in the future in order to complete clinical development or commercialize any of our product candidates. Our funding requirements and the timing of our need for additional capital are subject to change based on a number of factors, including:

•	the rate of progress and the cost of our studies of PTG-100, PTG-200, and PTG-300 and any other product candidates;

•	the number of product candidates that we intend to develop using our technology platform;

•	the costs of research and pre-clinical studies to support the advancement of other product candidates into clinical development;

•	the timing of, and costs involved in, seeking and obtaining approvals from the FDA and comparable foreign regulatory authorities, including the potential by the FDA or comparable regulatory authorities to require that we perform more studies than those that we currently expect;

•	the costs of preparing to manufacture PTG-100, PTG-200 or PTG-300 on a scale sufficient to enable large-scale clinical trials and commercial supply;

•	the timing and cost of transitioning our product formulations into the formulations we intend to use in registration trials and commercialize;

•	the costs of commercialization activities if PTG-100, PTG-200, PTG-300 or any future product candidate is approved, including the formation of a sales force;

•	the degree and rate of market acceptance of any products launched by us or our partners;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our need and ability to hire and retain additional personnel;

•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and

•	the emergence of competing technologies or other adverse market developments.

If we are unable to obtain additional funding from equity offerings or debt financings, including on a timely basis, we may be required to:

•	seek collaborators for one or more of our peptide-based product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available;

•	relinquish or license on unfavorable terms our rights to technologies or peptide-based product candidates that we otherwise would seek to develop or commercialize ourselves; or

•	significantly curtail one or more of our research or development programs or cease operations altogether.

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

Risks Related to Our Business and Industry

We are heavily dependent on the success of our lead product candidates, PTG-100, which is in early-stage clinical development, and PTG-200, which is in pre-clinical development, and the development of other product candidates such as PTG-300, and if any of these products fail to receive regulatory approval or are not successfully commercialized, our business would be adversely affected. *

We currently have no product candidates that are in registration or pivotal clinical trials or are approved for commercial sale, and we may never be able to develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our lead product candidates, PTG-100 and PTG-200 targeting inflammatory bowel disease (“IBD”), and the development of other product candidates such as PTG-300 which targets iron overload disorders. We cannot be certain that PTG-100, PTG-200, PTG-300 or any other product candidates will receive regulatory approval or, if approved, be successfully commercialized. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of PTG-100, PTG-200, and PTG-300 will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, each of which has differing regulations. In addition, even if approved, our pricing and reimbursement will be subject to further review and discussions with payors. We are not permitted to market any product candidate in the United States until after approval of a new drug application (“NDA”) from the FDA, or in any foreign countries until after approval of a marketing application by corresponding regulatory authorities. We completed a Phase 1 clinical trial for PTG-100 in June 2016. We will need to conduct larger, more extensive clinical trials in the target patient population to support a potential application for regulatory approval by the FDA or corresponding regulatory authorities, and we do not expect to be in a position to do so for the near term. We will not receive any preferential or expedited review of any application for regulatory approval by virtue of the fact that our product candidates target biological pathways that are also targeted by currently marketed injectable antibody drugs, and our product candidates will be subject to the regulatory review processes applicable to completely new drugs.

We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that any of our product candidates will be successful in clinical trial or receive regulatory approval. Filing an application and obtaining regulatory approval for a pharmaceutical product candidate is an extensive, lengthy, expensive and inherently uncertain process, and the regulatory authorities may delay, limit or deny approval of our product candidates for many reasons, including:

•	we may not be able to demonstrate that any of our product candidates is safe and effective to the satisfaction of the FDA or comparable foreign regulatory authorities;

•	the FDA or comparable foreign regulatory authorities may require additional pre-clinical studies or clinical trials prior to granting approval, which would increase our costs and extend the pre-approval development process;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	the FDA may disagree with the number, design, size, conduct or statistical analysis of one or more of our clinical trials;

•	contract research organizations (“CROs”) that we retain to conduct clinical trials may take actions outside of our control that materially and adversely impact our clinical trials;

•	the FDA or comparable foreign regulatory authorities may disagree with, or not accept, our interpretation of data from our pre-clinical studies and clinical trials;

•	the FDA may require development of a costly and extensive risk evaluation and mitigation strategy (“REMS”), as a condition of approval;

•	the FDA may identify deficiencies in our manufacturing processes or facilities or those of our third-party manufacturers which would be required to be corrected prior to regulatory approval;

•	the success or further approval of competitor products approved in indications in which we undertake development of our product candidates may change the standard of care or change the standard for approval of our product candidate in our proposed indications; and

•	the FDA or comparable foreign regulatory authorities may change their approval policies or adopt new regulations.

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

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.*

Our business and future profitability is substantially dependent on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize our most advanced peptide-based product candidates, PTG-100, which has completed a Phase 1 clinical trial for UC, and PTG-200 and PTG-300, which are in pre-clinical development. We have successfully filed a U.S. IND application to support Phase 2 development of PTG-100 in UC. We are not permitted to market or promote any of our peptide-based product candidates before we receive regulatory approval from the FDA, the EMA or any other foreign regulatory authority, and we may never receive such regulatory approval for any of our peptide-based product candidates. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. Approval policies, regulations and the types and amount of clinical and manufacturing data necessary to gain approval may change during the course of clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we have in development or may seek to develop in the future will ever obtain regulatory approval.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;

•	the results of clinical trials may fail to achieve the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data submitted in support of regulatory approval;

•	the data collected from pre-clinical studies and clinical trials of our peptide-based product candidates may not be sufficient to support the submission of an NDA, supplemental NDA, Biologics License Application (“BLA”) or other regulatory submissions necessary to obtain regulatory approval in the United States or elsewhere;

•	we or our contractors may not meet the GMP and other applicable requirements for manufacturing processes, procedures, documentation and facilities necessary for approval by the FDA or comparable foreign regulatory authorities; and

•	changes to the approval policies or regulations of the FDA or comparable foreign regulatory authorities with respect to our product candidates may result in our clinical data becoming insufficient for approval.

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

We have not previously submitted an NDA, a BLA, a Marketing Authorization Application (“MAA”), or any corresponding drug approval filing to the FDA, the EMA or any comparable foreign authority for any peptide-based product candidate. Further, our product candidates may not receive regulatory approval even if we complete such filings. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

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

We may experience delays in ongoing clinical trials, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	obtaining regulatory approvals to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	fraud or negligence on the part of CROs, contract manufacturing organizations (“CMOs”), consultants or contractors;

•	obtaining institutional review board (“IRB”) or ethics committee (“EC”), approval at each site;

•	recruiting suitable patients to participate in a clinical trial;

•	having patients complete a clinical trial or return for post-treatment follow-up;

•	clinical sites deviating from the clinical trial’s protocol or dropping out of a clinical trial;

•	adding new clinical trial sites; or

•	manufacturing sufficient quantities of product candidate for use in clinical trials.

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

Our research and development strategy for our lead product candidates relies in large part on clinical data and results obtained from antibody and small molecule products that are approved or in late-stage development that could ultimately prove to be inaccurate or unreliable for use with our peptide-based product candidate approach.*

As part of our strategy to mitigate clinical development risk, we seek to develop peptide-based product candidates against biological targets and pathways which have been identified as addressable by approved or later stage products in development. While we utilize pre-clinical in vivo and in vitro models as well as clinical biomarkers to assess potential safety and efficacy early in the candidate selection and development process, this strategy necessarily relies upon clinical data and other results obtained by third parties that may ultimately prove to be inaccurate or unreliable or otherwise not applicable to the indications in which we develop our peptide-based product candidates. We will have to conduct clinical trials to show the safety and efficacy of our peptide-based product candidates against the identified biological targets and pathways to show that our peptide-based product candidates can address the identified mechanism of action shown by these third party results. For example, PTG-100 is an a4ß7 integrin antagonist that targets the same target as the currently marketed injectable antibody drug, Entyvio®, and PTG-200 targets the IL-23 biological pathway, which is a pathway targeted by the currently marketed injectable antibody drug, Stelara®, approved for treatment of psoriasis and Crohn’s disease. If our interpretation of the third party clinical data and results from molecules directed against the same biological target or pathway or our pre-clinical in vivo and in vitro models prove inaccurate or our assumptions and conclusions about the applicability of our peptide-based product candidates against the same biological targets or pathways are incorrect or inaccurate, then our development efforts may prove longer and more extensive and our research and development strategy and business and operations could be significantly harmed.

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

We have relied upon and plan to continue to rely upon third party CROs to monitor and manage clinical trials and collect data for our pre-clinical studies and clinical programs. We rely on these parties for execution of our pre-clinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that their conduct meets regulatory requirements and that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. Thus, we and our CROs are required to comply with good clinical practices (“GCPs”), which are regulations and guidelines promulgated by the FDA, the EMA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may not accept the data or require us to perform additional clinical trials before considering our filing for regulatory approval or approving our marketing application. We cannot assure you that upon inspection by a regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCPs. While we have agreements governing activities of our CROs, we may have limited influence over their actual performance and the qualifications of their personnel conducting work on our behalf. In addition, significant portions of the clinical studies for our peptide-based product candidates are expected to be conducted outside of the United States, which will make it more difficult for us to monitor CROs and perform visits of our clinical trial sites and will force us to rely heavily on CROs to ensure the proper and timely conduct of our clinical trials and compliance with applicable regulations, including GCPs. Failure to comply with applicable regulations in the conduct of the clinical studies for our peptide-based product candidates may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Our clinical trials must be conducted with product manufactured under current good manufacturing practices and for Europe and other major countries, International Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use (“ICH”) guidelines, and we rely on contract manufactures to manufacture and provide product for us that meet these requirements. We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our pre-clinical and clinical drug supplies and we lack the resources and the capability to manufacture any of our peptide-based product candidates on a clinical or commercial scale. We expect to continue to depend on contract manufacturers for the foreseeable future. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Moreover, our contract manufacturers are the sole source of supply for our clinical product candidates, including PTG-100. If we were to experience an unexpected loss of supply for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or termination of our clinical study and planned development program, or be required to restart or repeat, any ongoing clinical trials.

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

In particular, we believe our principal competition in the treatment of IBD will come from companies with approved agents in the following therapeutic classes, among others:

•	Infused a4ß7 antibody: Takeda Pharmaceutical Company

•	Infused IL-23 and IL-12 antibody: Johnson & Johnson

•	Injectable or infused TNF-a antibody: AbbVie, Johnson & Johnson, UCB S.A.

We are also aware of several companies developing therapeutic product candidates for the treatment of IBD, including, but not limited to AbbVie, Allergan, Arena Pharmaceuticals, Inc., AstraZeneca, Biogen, Boehringer Ingelheim, Bristol-Myers Squibb, Celgene (mongersen sodium and ozanimod hydrochloride in Phase 3 clinical trials), Eli Lilly and Company, Encycle Therapeutics, Galapagos, Gilead, Lycera Corp., Mitsubishi Tanabe Pharma Corporation, Shire, Pfizer (tofacitinib citrate in a Phase 3 clinical trial), Roche/Genentech (etrolizumab in a Phase 3 clinical trial) and UCB S.A.

We believe our principal competition in the treatment of iron overload disorders, such as ß-Thalassemia, HH and SCD, will come from other pipeline products being developed by companies such as Acceleron (luspatercept in a Phase 3 clinical trial), bluebird bio (LentiGlobin in a Phase 3 clinical trial), Bristol-Myers Squibb, Emmaus Medical (glutamine in pre-registration), Gilead, Global Blood Therapeutics, Inc., La Jolla Pharmaceutical, Merganser Biotech and Novartis AG, among others. We believe competition will also include approved iron chelation therapies that have been developed by Novartis AG and Apotex, among others.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any future product candidates we may develop or any product candidates for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we would market, sell and distribute our products. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. The laws that may affect our ability to operate include, but are not limited to:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;

•	the federal false claims and civil monetary penalties laws, including the False Claims Act, which impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious, or fraudulent; knowingly making, using, or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the government; or knowingly making, using, or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government; in addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes additional criminal and civil liability for, among other things, willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false or fraudulent statements relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, which also imposes obligations, including mandatory contractual terms, on certain types of people and entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal civil monetary penalties statute, which prohibits, among other things, the offering or giving of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a Federal or state governmental program;

•	the federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to certain payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Further, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), among other things, amended the intent requirements of the federal Anti-Kickback Statute and certain criminal statutes governing healthcare fraud. A person or entity can now be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, ACA provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Moreover, while we do not submit claims and our customers make the ultimate decision on how to submit claims, from time to time, we may provide reimbursement guidance to our customers. If a government authority were to conclude that we provided improper advice to our customers or encouraged the submission of false claims for reimbursement, we could face action against us by government authorities. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations and financial condition.

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

We will need to expand the size of our organization, and we may experience difficulties in managing this growth.*

As of September 30, 2016, we had 30 full-time employees, including 24 employees engaged in research and development. As our development and commercialization plans and strategies develop and operate as a public company, we expect to need additional managerial, operational, scientific, sales, marketing, development, regulatory, manufacturing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the United States Department of Health and Human Services. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for novel products such as ours since there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS.

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

If the breadth or strength of protection provided by the patent and patent applications we hold, obtain or pursue with respect to our product candidates and technologies is challenged, or if they fail to provide meaningful exclusivity for our product candidates and technologies, it could threaten our ability to commercialize our product candidates and technologies. Several patent applications covering our product candidates and technologies have been filed recently. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent, or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or, if applicable in the future, licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates and technologies that we may develop. Further, if we encounter delays in our clinical trials or in gaining regulatory approval, the period of time during which we could market any of our product candidates under patent protection, if approved, would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we or our licensors were the first to file any patent application related to our product candidates and technologies. Furthermore, an interference proceeding can be provoked by a third party or instituted by the U.S. Patent and Trademark Office (“PTO”) to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available however the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from generic medications.

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

If we initiate legal proceedings against a third party to enforce a patent covering our product candidates or technologies, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post grant review, and equivalent proceedings in foreign jurisdictions, such as opposition or derivation proceedings. Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover and protect our product candidates or technologies. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our patent counsel, and the patent examiner were unaware of during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

The PTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the PTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We employ reputable law firms and other professionals and rely on such third parties to help us comply with these requirements and effect payment of these fees with respect to the patent and patent applications that we own, and if we in-license intellectual property we may have to rely upon our licensors to comply with these requirements and effect payment of these fees with respect to any patents and patent applications that we license. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

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

Risks Related to Ownership of our Common Stock

The price of our stock may be volatile, and you could lose all or part of your investment.*

The trading price of our common stock has been, and is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in these “Risk Factors” and elsewhere in this quarterly report, these factors include, but are not limited to:

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval. *

As of October 31, 2016, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 77% of our stock. Therefore, these stockholders will have substantial influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could, among other things, delay or prevent an acquisition of our company on terms that other stockholders may desire, which in turn could depress our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

We are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act (Section 404), to furnish a report by management on the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of the IPO. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). At such time as we are required to obtain auditor attestation, if we then have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered accounting firm.

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

We will remain an emerging growth company, and thus may continue to rely on these exemptions, until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior September 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Future sales of our common stock may depress our share price.*

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. At September 30, 2016, we had outstanding a total of 16,714,453 shares of common stock. Of these shares, approximately 8,959,495 shares of our common stock are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold upon expiration of the lockup period in February 2017. In addition, as of September 30, 2016, 1,496,156 shares of common stock that are subject to outstanding options, will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

NASDAQ may delist our securities from its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

We have incurred substantial losses during our history. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed our analysis to determine what, if any, impact any prior ownership change has had on our ability to utilize our net operating loss carryforwards. In addition, we may experience ownership changes in the future or subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2015, we had federal net operating loss carryforwards of approximately $20.0 million that could be limited if we have experienced, or if in the future we experience, an ownership change, which could have an adverse effect on our future results of operations.

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

Sale of Unregistered Securities

(1) In August 2016, upon the closing of our IPO, all 124,374,909 shares of our then-outstanding convertible preferred stock converted into 8,577,571 shares of common stock. The issuance of such shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 3(a)(9) and Section 4(a)(2) of the Securities Act.

(2) From July 1, 2016 through the date of closing of our IPO, we granted stock options to purchase an aggregate of 56,091 shares of common stock at an exercise price of $6.09 to a total of 17 employees, directors and consultants under our 2007 Stock Option and Incentive Plan. From July 1, 2016 through the date of the closing of our IPO, no options to purchase shares of common stock were exercised.

The offers, sales and issuances of the securities described in paragraph (2) above were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 thereunder as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.

Use of Proceeds from our Public Offering of Common Stock

On August 10, 2016, our registration statements on Form S-1 (File Nos. 333-212476 and 333-213071) relating to the IPO became effective. The IPO closed on August 16, 2016 at which time we issued 7,500,000 shares of our common stock at an initial offering price of $12.00 per share. On September 9, 2016, we issued an additional of 252,972 shares of common stock at a price of $12.00 per share following the underwriters’ exercise of their option to purchase additional shares. We have received an aggregate of $83.6 million in cash, net of underwriting discounts and commissions, and after deducting offering costs paid by us. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.

Leerink Partners LLC, Barclays Capital Inc. and BMO Capital Markets Corp. acted as the underwriters. Shares of our common stock began trading on the NASDAQ Global Market on August 11, 2016. The shares were registered under the Securities Act on registration statements on Form S-1 (File Nos. 333-212476 and 333-213071). There has been no material change in the planned use of proceeds from our IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on August 10, 2016.

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

PROTAGONIST THERAPEUTICS, INC.

Date: November 14, 2016	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer) PEO

Date: November 14, 2016	By:	/s/ Thomas P. O’Neil
Thomas P. O’Neil
Chief Financial Officer
(Principal Financial PF and Accounting Officer AO)

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-3785237852	3.1	08/16/2016

3.2	Amended and Restated Bylaws	S-1/A	333-212476	3.2	08/01/2016

4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	333-212476	4.1	08/01/2016

4.2	Amended and Restated Investor Rights Agreement, by and among Protagonist Therapeutics, Inc. and the stockholders named therein, dated July 10, 2015.	S-1/A	333-212476	4.2	08/01/2016

10.1	Protagonist Therapeutics, Inc. 2016 Equity Incentive Plan and forms of stock option grant notice, option agreement, notice of exercise, restricted stock unit grant notice and restricted stock unit agreement thereunder.	S-8	333-213120	99.2	08/15/2016

10.2	Protagonist Therapeutics, Inc. 2016 Employee Stock Purchase Plan.	S-1/A	333-212476	10.3	08/01/2016

10.3	Form of Indemnity Agreement for Directors and Officers.	S-1/A	333-212476	10.4	08/01/2016

10.4	Severance Agreement, dated August 1, 2016, by and between the Registrant and Dinesh Patel.	S-1/A	333-212476	10.9	08/01/2016

10.5	Severance Agreement, dated August 1, 2016, by and between the Registrant and David Y. Liu, Ph.D.	S-1/A	333-212476	10.10	08/01/2016

10.6	Severance Agreement, dated August 1, 2016, by and between the Registrant and William Hodder.	S-1/A	333-212476	10.11	08/01/2016

10.7	Severance Agreement, dated August 1, 2016, by and between the Registrant and Tom O’Neil.	S-1/A	333-212476	10.12	08/01/2016

10.8	Severance Agreement, dated August 1, 2016, by and between the Registrant and Richard Shames, M.D.	S-1/A	333-212476	10.13	08/01/2016

31.1+	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+*	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith
*	This certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Protagonist Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Form 10-Q, irrespective of any general incorporation language contained in such filing.