Form 10-K
period 2016-12-31
Protagonist Therapeutics, Inc
filed 2017-03-07
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001-37852

PROTAGONIST THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0505495
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

521 Cottonwood Drive, Suite 100 Milpitas, California 95035	(408) 649-7370
(Address, including zip code, of registrant’s principal executive offices)	(Telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.00001 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

The registrant’s common stock was not publicly traded as of the last business day of the registrant’s most recently completed second fiscal quarter.

Number of shares of Common Stock outstanding as of February 28, 2017 was 16,787,990.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders, to be filed subsequent to the date hereof with the Securities and Exchange Commission (SEC), are incorporated by reference into Part III of this report. Such proxy statement will be filed with the SEC not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2016.

PROTAGONIST THERAPEUTICS, INC.

2016 FORM 10-K ANNUAL REPORT

PART I

Statement made in this Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in “Item 1A. Risk Factors” and elsewhere in this Annual Report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Item 1.	Business.

Overview

We are a clinical-stage biopharmaceutical company with a proprietary technology platform focused on discovering and developing peptide-based new chemical entities (“NCEs” ) to address significant unmet medical needs. Our primary focus is on developing first-in-class oral peptide drugs that specifically target the same biological pathways also targeted by currently marketed injectable antibody drugs. Compared to injectable antibody drugs, our oral peptides offer targeted delivery to the gastrointestinal (“GI”) tissue compartment, potential for improved safety due to minimal exposure in the blood, improved convenience and compliance due to oral delivery and the opportunity for earlier introduction of targeted therapy for inflammatory bowel disease (“IBD”). Our initial lead product candidates, PTG-100 and PTG-200, are based on this approach and we believe they have the potential to transform the existing treatment paradigm for IBD, a GI disease consisting primarily of ulcerative colitis (“UC”), and Crohn’s disease (“CD”).

PTG-100 and PTG-200 are derived from our proprietary peptide technology platform. Peptide therapeutics represent a substantial and growing therapeutic class with more than 60 U.S. Food and Drug Administration (“FDA”) approved drugs. Our platform enables us to discover novel, structurally constrained peptides that retain certain key advantages of both oral and small molecule and injectable antibody drugs, while overcoming many of their limitations as therapeutic agents. Constrained peptides are rigid, well-folded structures typically formed by disulfide bonds that alleviate the fundamental instability inherent in traditional peptides, which cannot be delivered orally. Further, these constrained peptides are designed to bind to biological targets, including protein-protein interactions (“PPI”) targets, which are typically approached by antibodies since small molecules cannot bind effectively to these targets. It is estimated that up to 80% of all potential disease targets are not amenable to drug development by small molecules and have therefore traditionally been approached by injectable antibody drugs.

Our novel peptides have potential applicability in a wide range of therapeutic areas in addition to GI diseases. Our first product candidate beyond IBD is PTG-300, an injectable hepcidin mimetic, which is currently in pre-clinical development with completion of Investigational New Drug (“IND”) enabling studies expected by the end of the first half of 2017. A hepcidin mimetic is a peptide that mimics the function of the natural hormone, hepcidin. PTG-300 has potential utility for the treatment of iron overload disorders, such as b-Thalassemia, hereditary hemochromatosis (“HH”) and sickle cell disease (“SCD”), each of which may qualify PTG-300 for orphan drug designation.

Our Product Candidates

PTG-100

PTG-100 has first-in-class potential as an oral, alpha-4-beta-7 (“a4b7”) integrin-specific antagonist for the treatment of IBD. The a4b7 integrin is considered to be one of the most GI-specific biological targets for IBD. It is a cell surface protein present on T cells that plays an important role in the trafficking of T cells to the GI tissue compartment by binding to MAdCAM-1, an extracellular protein that resides mostly in the GI vasculature.

We are leveraging several factors to inform and guide the clinical development of PTG-100 for the treatment of IBD. First, PTG-100 shares the same a4b7 integrin target as the injectable antibody drug vedolizumab, marketed as Entyvio®, for the treatment of moderate-to-severe UC and CD. Second, we utilized pharmacodynamic (“PD”) biomarker assays similar to those described in scientific publications used with Entyvio® and other antibodies in development as indicators of target engagement to establish proof-of-concept (“POC”) in our Phase 1 clinical trial with PTG-100. These PD data include increases in receptor occupancy and decreases in receptor expression. We believe that we can utilize published information describing the development and regulatory path of Entyvio® and other approved antibody drugs for IBD to help inform the design of our clinical development studies.

We have completed extensive pre-clinical studies of PTG-100 in which we established pharmacological POC, including effects on T cell trafficking and mucosal healing similar to comparator a4b7 rodent antibody, DATK-32. Following the submission and approval of a Clinical Trial Notification (“CTN”) in Australia in December 2015, we initiated a Phase 1 clinical trial, comprised of three components: a single ascending dose (“SAD”) and multiple ascending dose (“MAD”) component, each of which evaluated safety, pharmacokinetics (“PK”), and PD-based POC in healthy subjects, using an oral liquid formulation of PTG-100. The Phase 1 clinical trial was completed in June 2016. Dose escalation proceeded up to 1,000 mg, the highest dose tested in the study for both single and multiple dosing. There were no serious adverse events reported in the Phase 1 clinical trial, and no dose-limiting toxicities were observed. All reported adverse events were of mild to moderate severity. There were no dose-dependent increases observed for any adverse events. The most frequent adverse events reported by subjects on PTG-100 were headache and upper respiratory tract infection. These events were also observed in subjects who took placebo.

We initiated a global Phase 2b randomized, double-blinded, placebo-controlled dose-finding clinical trial in the fourth quarter of 2016 to assess safety and efficacy of PTG-100 in moderate-to-severe UC patients. We anticipate that the trial will enroll approximately 240 subjects at approximately 100 sites in the United States, Canada, Europe (Western, Central, and Eastern), Asia, Australia, and New Zealand. The primary objectives of our Phase 2b clinical trial are to evaluate the safety and tolerability of PTG-100 and its efficacy in the induction of remission in subjects with moderate-to-severe UC. Secondary objectives are to select PTG-100 induction doses for continued development, to characterize PTG-100 plasma concentrations and pharmacodynamic responses, and to evaluate any immunogenicity over 12 weeks. The trial will include subjects who have had prior exposure to tumor necrosis factor-alpha (“TNF-a”) inhibitors and subjects who have not been treated with biologics. Subjects will be randomized to one of four dose arms (150mg/300mg/900mg PTG-100 or placebo) for 12 weeks of once-daily oral dosing, followed by four weeks of safety follow-up. An interim futility analysis is expected to be performed in the second half of 2017, and if futility criteria are not met, one or two PTG-100 doses will be selected for continued randomization of the remaining subjects. We expect to complete the study and report top-line data in the second half of 2018. We expect that this trial will support end-of-Phase 2 meetings with global health authorities and enable the initiation of a Phase 3 pivotal program.

The primary endpoints are consistent with those used in the clinical development of previously approved drugs for UC. The trial is statistically powered to detect a clinically meaningful difference in induction of remission in subjects with moderate-to-severe UC who are treated with PTG-100 compared to placebo. The evaluation of clinical remission is based on the Mayo Score, which is a well-established composite assessment that utilizes patient-reported outcomes and endoscopic improvement. Secondary efficacy endpoints will include endoscopic response, clinical response, endoscopic remission, change in endoscopic subscore, change in stool frequency and rectal bleeding subscores, change in fecal calprotectin, change in the IBD questionnaire, change in Mayo score and change in partial Mayo score, from baseline to multiple points during the induction period.

We plan to develop PTG-100 initially for the treatment of moderate-to-severe UC, potentially followed by mild-to-moderate UC, CD, and pediatric IBD, the latter being an orphan indication.

PTG-200

Our second oral, GI-restricted peptide product candidate is PTG-200, a potential first-in-class Interleukin-23 receptor (“IL-23R”) specific antagonist for the treatment of IBD. Interleukin-23 (“IL-23”) is a member of the IL-12 family of pro-inflammatory cytokines, and is a protein that regulates inflammatory and immune function and plays a key role in the development of IBD. By blocking the IL-23 receptor with PTG-200 in the GI tissue compartment, we expect to reduce inflammation while potentially minimizing the risk of systemic side effects due to its GI-restricted nature. The IL-23 pathway is targeted by the IL-12 and IL-23 antagonist infused antibody drug ustekinumab, marketed as Stelara®, for psoriasis, psoriatic arthritis, and moderate-to-severe CD.

We have completed pre-clinical POC studies for PTG-200, started IND-enabling studies, and plan to initiate a Phase 1 clinical trial in 2017. We plan to develop PTG-200 initially for the treatment of moderate-to-severe CD, potentially followed by UC and pediatric IBD, the latter being an orphan indication.

PTG-300

PTG-300 is an injectable hepcidin mimetic peptide that we are developing for the treatment of iron overload disorders, such as b-Thalassemia, HH and SCD, each of which may qualify for orphan drug designation. Hepcidin is a peptide hormone critical for regulating iron homeostasis. However, hepcidin has significant stability, potency and solubility limitations. We have discovered and developed PTG-300 as a stable, soluble hepcidin mimetic that can potentially be more potent and more amenable for weekly or less frequent subcutaneous delivery compared to hepcidin. We plan to complete IND-enabling studies by the end of the first half of 2017 and complete a Phase 1 clinical trial that will evaluate safety/ tolerability, pharmacokinetics and pharmacodynamic proof-of-concept by the end of 2017.

Additional Product Candidates. We are currently researching potential oral and injectable peptide-based product candidates for a range of conditions including, but not restricted to GI diseases.

The Evolution of Antibody Drugs for Targeted Therapy and Their Limitations

Before the FDA approval of antibody drugs, chemically synthesized oral small molecules were the standard-of-care for the treatment of many diseases. However, small molecules are not capable of blocking most PPIs that underpin cellular processes frequently involved in numerous diseases. It is estimated that small molecules cannot be developed as drugs for the treatment of up to 80% of all identified potential disease targets. With the availability of antibody drugs, targeted therapy for many PPI-driven diseases became feasible.

In 2015, six of the top ten selling U.S. drugs were antibody drugs. In 2013, all approved antibody drugs together generated approximately $75 billion in sales. More than 30 antibody drugs have now been approved by the FDA, including the IBD targeted therapy drugs Humira®, Remicade®, and Entyvio®.

Despite their growing use, antibody drugs present several limitations for patients including, but not limited to, the following:

•	Injections or infusions are associated with significant patient burden. Antibody drugs are large proteins that are not stable in the GI tissue compartment. As a consequence, antibody based therapies are administered primarily by injection or infusion into systemic circulation. Injections or infusions as a mode of delivery can increase patient burden, including site reactions and systemic hypersensitivity, inconvenience, and needle anxiety and phobia, each of which may negatively affect patient compliance.

•	Antibody drugs may have significant safety issues. Antibody drugs are typically administered at high concentrations in order to attain appropriate therapeutic levels at distal sites of a disease. High systemic exposure of immunomodulatory agents can increase the risks of use for patients:

•	Elevated risk of serious or opportunistic infection, malignancy and severe hypersensitivity events. Many antibody drugs are immunosuppressive, which may lead to increased risk of serious or opportunistic infection, such as tuberculosis, histoplasmosis and hepatitis B, or malignancy. Further, injection or infusion may increase the risk of severe hypersensitivity reactions including anaphylaxis.

•	Long half-life resulting in delayed clearance from the bloodstream. Antibody drugs are large molecules engineered to have long half-lives and to circulate in the bloodstream for extended periods of time. This longevity can be potentially problematic for patients who experience adverse reactions and cannot readily eliminate the drug from their systems.

•	Immunogenicity reactions can lead to loss of response or possible safety risks. Antibody drugs may induce natural immunogenic responses from the body including the introduction of anti-drug antibodies (“ADAs”). These ADAs can neutralize the action of the therapeutic antibody either by enhancing its clearance or blocking its function, either of which can result in loss of therapeutic response. ADAs can cause immunogenic reactions in patients leading to possible adverse events, frequently necessitating drug withdrawal.

•	Antibody drugs are expensive. Compared to other classes of therapeutics, the complexity and size of antibody drugs can result in high manufacturing, storage and administration costs. To date, these costs have not been significantly reduced through the introduction of biosimilar drugs.

Our Solution for IBD: Oral, GI-Restricted Peptides

Our novel peptide therapeutics platform may provide important benefits over existing non-targeted small molecule, injectable antibody, and conventional peptide therapeutics. In addition, our platform represents a major step forward in the evolution of peptides as therapeutics. Most of the more than 60 currently FDA approved peptides have unstructured shapes, leading to chemical and biological stability limitations, which confine their use to injectable drugs. In contrast, our peptide technology platform allows us to identify constrained peptides that can serve as a starting point for discovery and development of oral, selective, and potent peptides. The well-folded conformation in our constrained peptides is typically derived by disulfide bonds, a structural feature inherent in many naturally occurring peptides. For the IBD targets of interest, the size and nature of our peptides is carefully selected and modified so as to acquire the desired potency and specificity, and also to restrict their presence to the GI tissue compartment when administered orally. These features translate to oral, GI-restricted, selective and potent peptide drug candidates with specific advantages compared to antibody drugs:

•	Oral administration. We are developing our peptide therapeutics in a convenient capsule or tablet form intended for oral administration. We believe oral administration may reduce many of the problems and limitations associated with injections or infusions, including injection site pain and local reactions, inconvenience, anxiety, high rates of immunogenicity and potential safety risks.

•	Potential for improved safety and tolerability compared to antibody drugs.

•	Oral and GI-restricted delivery minimizes systemic exposure in the blood. Oral GI-restricted delivery results in lower drug levels in the blood that may provide the potential for an enhanced safety profile over antibody drugs.

•	Peptides can be cleared more quickly from systemic circulation. Small molecules and peptides below a size threshold can be rapidly cleared from blood circulation by kidney filtration and excretion. Rapid clearance may be beneficial especially if patients need to discontinue therapy. In contrast, antibody drugs, because of their long plasma half-life, may take months to clear from blood circulation leaving patients exposed to continued or increased safety risk.

•	The likelihood of much lower immunogenicity of small stable peptides compared to antibody drugs reduces the risk of loss of response. We believe that ADAs are less likely to be elicited against constrained peptides, due to their small size, lack of epitope density, resistance to proteolysis, oral tolerance, and minimal systemic absorption.

•	Potential for localized delivery to site of disease. We believe oral dosing of GI-restricted peptides results in substantially higher drug concentrations in the diseased GI tissue compartment compared to injectable antibody drugs. This targeted delivery to the site of action may lead to more immediate and significant target engagement at the site of active disease in the GI tissue compartment.

•	Cost-effective and less complex manufacturing. Because of their size and stability, we believe that our oral, GI-restricted peptide product candidates can be produced, stored and shipped in a more cost-effective manner than many antibody drugs.

In chronic GI diseases such as IBD, we believe that our oral, GI-restricted peptide product candidates may offer improved delivery, the potential for improved safety and tolerability, and cost efficiencies that may provide an overall benefit to patients, payers, and physicians.

Overview of Inflammatory Bowel Disease

Inflammatory bowel disease is a group of chronic autoimmune and inflammatory conditions of the colon and small intestine, consisting primarily of UC and CD, and characterized by abdominal pain, diarrhea, weight loss, fatigue and anemia. In UC, inflammation starts in the rectum and generally extends proximally in a continuous manner through the entire colon. In CD, the disease most commonly affects the small intestine and the proximal large intestine. Both UC and CD have periods of various intensity and severity, and when a patient is symptomatic, the disease is considered to be in an active or flare stage. Approximately 25% of UC cases occur in persons before the age of 20. Furthermore, pediatric IBD is considered an orphan indication.

Market Overview

According to the Crohn’s & Colitis Foundation of America, there were an estimated 1.6 million IBD patients in the United States in 2013, an increase of approximately 200,000 patients since 2011. As many as 70,000 new cases of IBD are diagnosed in the United States each year. As of 2008, annual direct treatment costs for patients with IBD in the United States were estimated to exceed $6.3 billion, while indirect costs such as missed work days were estimated to cost an additional $5.5 billion. In 2012, GlobalData estimated that the UC market reached approximately $4.2 billion and the CD market reached approximately $3.2 billion, in each case across ten major markets: the United States, France, Germany, Italy, Spain, the United Kingdom, Japan, Canada, China, and India. According to Global Data estimates, these markets are expected to grow at a compound annual growth rate of approximately 3% to 5% over the ten years from 2012 to 2022.

History of IBD Treatments

Non-Targeted Therapies

Sulfasalazine was discovered as the first non-targeted therapy for treatment of UC. Non-targeted therapies continued to evolve, including the introduction of corticosteroids for treatment of moderate UC in the 1950s. Subsequently, the immunosuppressive drug mercaptopurine was identified for UC in the 1960s, azathiopurine was developed in the 1970s, followed by 5-aminosalicylic acid. While these oral, non-targeted broad-spectrum anti-inflammatory agents and non-specific immunomodulators continue to be part of the IBD treatment paradigm, especially in mild-to-moderate IBD, these drugs are often ineffective, and corticosteroid and oral immunosuppressive drugs may have significant and disabling adverse effects that limit their use.

TNF- a and a4b7 Integrin Targeted Antibody Drugs

Recent advances in molecular biology and genomics ushered in the development of the potent and highly targeted biologic drugs. TNF-a was identified as a cytokine, a protein involved in cell signaling, that plays an important role in the inflammatory processes associated with IBD. In developing therapies against TNF-a, small molecule antagonists that directly bind TNF-a and other PPI targets have yet to be discovered and approved as therapeutics for the treatment of IBD. Thus, monoclonal antibody drugs emerged as a new class of therapeutics that can inhibit TNF-a activiy. There are currently five TNF-a antibody drugs (Humira®, Remicade®, Cimzia®, Simponi® and Inflectra® (infliximab biosimilar)) approved for the treatment of UC and/or CD. In 2014, Entyvio®, an intravenously administered antibody that selectively targets the a4b7 integrin, was approved for the treatment of adult patients with moderate-to-severe UC or CD where one or more standard therapies have not resulted in an adequate response. Entyvio® sales were approximately $530 million in 2015 and are projected to peak at approximately $2 billion.

While antibody drugs have greatly improved the treatment of IBD, they generally serve as the last-line of treatment before surgery due to their potential for severe adverse effects, diminishing efficacy over time, inherent limitations as injectable-based therapies, and high costs of therapy.

The Evolving IBD Treatment Paradigm

Inducing and maintaining clinical remission is the primary goal of treatment for IBD patients. The current treatment paradigm for IBD is considered a “step-up” approach. It involves a sequential “step-up” in treatment to more potent but higher risk therapies according to the level of severity of the patient’s disease. Thus, targeted biologic therapies are generally reserved for patients with moderate-to-severe disease who have failed to respond to non-targeted oral therapies including 5-ASA agents, corticosteroids and non-specific immunomodulators. As a result, only a portion of IBD patients currently receive a targeted antibody therapy.

For moderate-to-severe IBD patients, physicians may prescribe TNF-a antibody drugs (e.g. Remicade® or Humira®) or Entyvio®, an antibody drug inhibiting a4b7 integrin, to induce and maintain clinical remission. Patients who are transitioned to these targeted antibody drugs may fail to respond to treatment or lose response to some or all of these agents over time and may ultimately require surgery. Approximately 50% to 73% of CD and 65% of UC patients fail to reach remission with TNF-a antibodies. Furthermore, 30% to 40% of UC patients and approximately 40% of CD patients treated with TNF-a antibody drugs stop responding to these agents over time (secondary non-responders) at a rate of approximately 10% to 13% per year. Of the CD patients who initially benefit from TNF-a antibody drugs, 25% to 40% of these patients develop intolerable or serious adverse events or lose their response within the first year of therapy. Currently, a common approach for IBD patients with lack of efficacy or loss of response to TNF-a antibody drugs is to switch such patients to other TNF-a antibody drugs. Although this is initially successful in 40% to 60% of patients, there remains a lack of treatment options for patients who lose responses to multiple TNF-a antibody drugs. Further, patient non-adherence with TNF-a antibody drugs in IBD has been reported to be between approximately 30% to 45% resulting in a greater need for hospitalization.

The development of new, potent and targeted therapies for IBD with oral delivery may potentially offer more effective treatment options for moderate-to-severe IBD patients. Furthermore, many clinicians are already advocating for an earlier introduction of targeted therapeutics in IBD to reduce, replace or delay the use of corticosteroids and non-specific oral immunomodulators. This treatment approach is often referred to as a “top-down” approach as therapeutics that are currently at the top of the “step-up” pyramid are moved down to earlier in the treatment paradigm (see Figure 1). We believe we are well-positioned to be leaders in this shift from “step-up” to “top-down” therapy. Our oral, GI-restricted, and targeted peptide drugs work on the same specific targets as injectable antibody drugs and have the potential to offer improved patient safety, improved compliance and convenience and reduced immunogenicity as compared to antibody drugs. In addition, key opinion leaders are increasingly viewing the a4b7 integrin antagonist Entyvio® as a preferable alternative to TNF-a blockers for the treatment of IBD due to its improved safety profile. Taken together, we believe that these trends may result in our product candidates, if approved, being used more broadly than antibody drugs in moderate-to-severe IBD patients and potentially being used for the treatment of mild-to-moderate disease.

Figure 1: Transforming the Existing IBD Treatment Paradigm with Oral Targeted Therapy Drugs

PTG-100: AN ORAL a4b7 INTEGRIN ANTAGONIST

PTG-100 was discovered through our peptide technology platform and is being developed as a potential first-in-class oral, GI-restricted a4b7 integrin-specific antagonist initially for patients with moderate-to-severe UC.

Mechanism of Action

Integrins, such as a4b7, are transmembrane proteins that regulate cellular movement into extravascular tissue and play an important role in modulating the inflammatory reaction in the gut. The a4b7 integrin is expressed on the surface of T cells, immune cells that help defend against foreign and potentially harmful substances that enter the body. The development of UC is driven by the migration of a4b7 T cells into the GI tissue compartment and their subsequent activation within the GI tissue compartment. The entry of a4b7 T cells into the GI tissue compartment is facilitated by the PPI between the a4b7 integrin and its corresponding ligand, MAdCAM-1, which is primarily expressed in the GI tissue compartment. Hence, the binding of a4b7 to MAdCAM-1 can be categorized as a GI-specific interaction and has been identified as an IBD-specific targeted therapeutic approach. By blocking the binding of a4b7 integrin to MAdCAM-1, PTG-100 may prevent T cells from entering the GI tissue compartment, thereby reducing inflammation that leads to the clinical manifestations of UC.

a4b7 for IBD is targeted by FDA-approved Entyvio® (vedolizumab), which has demonstrated safety and efficacy in patients with moderate-to-severe UC and CD. Since PTG-100 targets the same biological pathway as Entyvio®, we can utilize similar PD-based POC as early as in our pre-clinical studies and Phase 1 clinical trial to inform and guide our Phase 2b development program. We sourced these PD biomarker assays from public scientific publications and do not maintain any contractual arrangement providing access to this information with the makers of these marketed products.

Translating PTG-100’s Pre-Clinical POC to Clinical POC

We have established a potentially efficacious dose range of PTG-100 in mice by demonstrating similar pharmacologic activity between oral PTG-100 and an injectable a4b7 antibody in mouse models of IBD. From this efficacious dose range in mice, approximately 6-50 mg/kg per day, we are able to directly estimate a potentially efficacious dose range in humans through allometric scaling based on whole body surface areas, which we determined to be approximately 33-300 mg per day.

Concurrently, we employed a complementary approach for establishing a potentially efficacious human dose range and early POC through specific blood PD response markers that reflect a4b7 integrin target engagement of PTG-100 in the GI tissue compartment and correlated those PD measurements with efficacy responses in mouse colitis models. Target engagement is a critical feature for demonstrating that PTG-100 can reach its intended target, thus inhibiting the trafficking of T cells into the GI tissue compartment. Our PD markers were monitored in mice and cynomolgus monkeys (“cyno”), which were similarly evaluated in normal healthy volunteers in our Phase 1 clinical trial. These blood PD responses demonstrated that PTG-100 engaged its intended a4b7 target and helped guide human dosing for our Phase 2b clinical trial.

PTG-100’s Pre-Clinical Proof-of-Concept Studies

Pre-clinical studies have demonstrated that PTG-100 is a potent and highly selective a4b7 antagonist with minimal systemic absorption. Mouse colitis models have further demonstrated that PTG-100 can inhibit T cell trafficking in the gut similar to the actions of the mouse a4b7 antagonist antibody.

PTG-100 potently inhibited binding of a4b7 to MAdCAM-1 in several human biochemical enzyme-linked immunosorbent assay (“ELISA”) and cell adhesion (transformed and primary cells) assays in a low nanomolar concentration range sufficient to inhibit 50% of binding (“IC50”) comparable to vedolizumab. PTG-100 exhibited greater than a 100,000-fold selectivity against other structurally similar integrins, a4b1 and aLb2, in cell adhesion assays which is comparable to the selectivity of vedolizumab. PTG-100 was stable in in vitro assays simulating the GI tissue compartment, such as the small intestine and gastric stomach, with half-lives exceeding 12 hours and in human liver microsomes suggesting strong oral stability and the potential for once daily dosing in humans. PTG-100 did not affect the growth of and was not metabolized by common members of the human intestinal microflora. In total, these drug properties provide evidence to characterize PTG-100 as a potential first-in-class orally stable a4b7-specific antagonist. Furthermore, these drug properties allowed us to demonstrate proof-of-concept in animal colitis studies.

Non-clinical metabolism and PK studies demonstrated that much greater amounts of PTG-100 as measured by the maximum concentration (“Cmax”) as a percentage of total drug amount dosed orally, were present in the GI compartments, such as the small intestine, colon and feces compared to the systemic plasma and urine compartments of mice, rats, and cyno, thus confirming its GI-restricted properties. Further, PTG-100 has an oral systemic bioavailability of less than 0.5%.

We designed mouse colitis studies similar to those used for antibody drugs targeting this pathway to specifically monitor T cell trafficking to and from the GI tissue compartment (Figure 2). PTG-100 reduced a4b7 memory T cells migrating to the gut lymphoid tissues, including the mesenteric lymph nodes (“MLN”) and Peyer’s patches (“PP”), under inflammatory conditions in the GI tissue compartment. Another example of the ability of PTG-100 to inhibit T cell trafficking was demonstrated by the reduction in the number of a4b7 cells in colon lesions in colitis mice. Furthermore, treatment benefit was demonstrated through blinded video endoscopy analysis for mucosal damage, and assessment of the incidence of bloody feces, which represent symptoms and measurements of UC in humans. In all studies in mouse models of colitis, the effects of oral PTG-100 were comparable to those of an injection of high doses of a positive control a4b7 antibody. This allows us to define the efficacious dose in mice with potential translation to the efficacious dose in humans.

Figure 2: PTG-100 Reduces Trafficking of Memory T Cells to MLN and Peyer’s Patches

Establishing Blood Pharmacodynamic Readouts of Target Engagement

We have used pre-clinical blood PD response markers that reflect target engagement in the GI tissue compartment and correlate with efficacy responses in mouse colitis studies to guide our dosing in human studies. Furthermore, we believe these pre-clinical blood PD responses, specifically receptor occupancy (“RO”) increases reflecting target engagement and receptor expression (“RE”) decreases reflecting subsequent pharmacologic activity, can be compared to the PD responses we observed in our Phase 1 clinical trial in healthy volunteers and ultimately can help to guide the dosing for evaluating clinical benefit in UC patients in the Phase 2b clinical trial. In the mouse colitis model, RO and RE were correlated with in vivo efficacy that can be extrapolated to the blood RO and RE observed in healthy mice and cyno. These PD markers from mice and cyno have specifically demonstrated increases in RO that peak at approximately 4 hours following a single dose and multiple doses (Figure 3A), and decreases in RE after multiple doses in healthy mice (Figure 3B) and colitis mice. In translating the pre-clinical observations into a clinical setting, we are focused on evaluating dose- and time-dependent trends in RO and RE in our Phase 1 clinical trial that can be benchmarked to the animal data to give us greater confidence in progressing PTG-100 in clinical trials. Emphasis is placed on trends and not on absolute numbers owing to differences in GI transit times in different species and absence of absolute scaling methods from animals to humans for GI-restricted drugs.

Figure 3: (A) Percent Receptor Occupancy and (B) Receptor Expression of a4b7 on CD4+ Memory T Cells in Blood of Healthy Mice Dosed for 14 Days

PTG-100’s Non-GLP and GLP Safety Pharmacology and Toxicology Studies

To date, all toxicology and safety pharmacology studies have not identified any safety issues. Good Laboratory Practices (“GLP”) toxicology studies in rats and cyno over 42 days and 12 weeks of dosing showed that PTG-100 was well-tolerated at all dose levels with no dose-limiting toxicities. GLP are those procedural and operational requirements specified by FDA regulation to ensure the validity and reliability of nonclinical studies. No adverse effects were seen in either rat or cyno studies at all doses tested. Standard safety pharmacology and genotoxicity studies were similarly negative. We are currently conducting chronic GLP toxicology studies to support our anticipated Phase 3 program.

PTG-100’s Phase 1 Clinical Trial Overview

Following the submission and approval of a CTN, we initiated a Phase 1 randomized, double-blind, placebo-controlled clinical trial of PTG-100 in 78 normal healthy male volunteers in Australia, which was completed in June 2016. The Phase 1 SAD and MAD components were conducted with a solution-based liquid formulation of PTG-100. In the formulation bridging component of the trial, we compared the relative bioavailability of the liquid formulation to the capsule formulation that is being used in Phase 2b. In addition to determining the safety and tolerability and PK of PTG-100, the SAD and MAD components of the trial evaluated PD-based POC through the assessment of a4b7 receptor occupancy that indicates target engagement and a4b7 target expression on peripheral blood memory T cells similar to what was done in the pre-clinical studies.

Safety and Tolerability

In both the SAD and MAD portions of the clinical trial, dose escalation proceeded from 100 mg up to the planned 1,000 mg dose level. There were no dose-limiting toxicities. There were no deaths or serious adverse events (“SAEs”) reported in the trial. All reported adverse events were of mild to moderate severity. There were no dose-dependent increases observed for any adverse events. The most frequent adverse events reported by subjects on PTG-100 were headache and upper respiratory tract infection. These events were also observed in subjects who took placebo.

Pharmacokinetics

PTG-100 plasma levels increased in a dose-dependent manner in both single and multiple dosing cohorts. Consistent with the pre-clinical data in mice, rats, and cyno, the blood levels of PTG-100 were extremely low as determined by the Area Under the Curve (AUC, which is a pharmacokinetic measurement of drug exposure in blood plasma against time) and Cmax (maximum concentration), thus demonstrating the GI-restricted nature of the drug. There was no apparent evidence of drug accumulation at Day 14 in the MAD cohorts perhaps related to the relatively short half-life (“T1/2”) in the blood.

PTG-100 fecal levels increased in a dose-dependent manner in the multiple dosing cohorts. Minimum drug levels of PTG-100 were observed in urine samples, as expected, based on its characteristics as a GI-restricted drug with minimal systemic exposure.

Establishing Pharmacodynamic POC in Humans

Data from our mouse colitis studies support our conclusion that blood receptor occupancy is a correlate of target engagement in the GI tissue compartment in the dose ranges studied. In our Phase 1 clinical trial, blood receptor occupancy on CD4+ memory a4b7+T cells increased in a dose-dependent and time-dependent manner. For receptor occupancy in the SAD cohorts, treatment groups were significant compared to placebo at 100 mg (p≤0.05), 300 mg (p≤0.005) and 1,000 mg (p≤0.0001). In the MAD cohorts, treatment groups were significant compared to placebo at 100 mg (p<0.0005), 300 mg (p<0.0001) and 1,000 mg (p<0.0001) four hours post dose on Day 14.

An additional parameter of pharmacologic activity that we measured was the change in a4b7 expression on the blood memory T cells. Based on in vitro studies comparing vedolizumab and PTG-100, we expected that a4b7 expression would be reduced over time due to the internalization of the a4b7 receptor. Following single and multiple dose administration in the Phase 1 clinical trial, a dose-dependent and time-dependent reduction in a4b7 expression was observed, and it appears that the reduction in target expression may become saturated at 300 mg since a similar response was observed in the 1,000 mg cohort following both single and multiple dosing. For a4b7, downregulation of expression was significant in treatment groups, compared to placebo at 300 mg and 1,000 mg (p≤0.01).

The single dose 300 mg cohort was evaluated under fasted and fed (standard high fat diet) conditions. Blood drug levels and blood receptor occupancy of PTG-100 were compared under both conditions. Based on data from this SAD component and previous pre-clinical studies, the MAD component of the clinical trial was conducted under fed conditions.

Thus, we observed dose-dependent and time-dependent target engagement and pharmacologic activity of PTG-100 following single- and multiple-dose administration in healthy volunteers consistent with observations in the animal studies.

Formulation Change from Phase 1 Clinical Trial to Phase 2b Clinical Trial

We utilized a liquid formulation in the SAD and MAD components of the Phase 1 clinical trial. To support the use of a capsule formulation in the Phase 2b study, we compared the PK in a single dose cross-over evaluation of the liquid and capsule formulation in normal healthy volunteers and observed that the plasma exposure of the capsule formulation was lower than that of the liquid formulation at the same dose level. The PD effects were highly similar between the capsule and liquid formulations, despite the lower plasma exposure of the capsule formulation.

PTG-200: AN ORAL IL-23R ANTAGONIST

PTG-200 was discovered through our peptide technology platform and is being developed as a potential first-in-class oral, GI-restricted antagonist that binds to the IL-23R and specifically blocks its interaction with the IL-23 cytokine. PTG-200 will be initially studied in patients with moderate-to-severe CD potentially followed by UC and pediatric IBD.

Mechanism of Action and Rationale

IL-23 is a member of the IL-12 family of cytokines with pro-inflammatory and autoimmune properties. Cytokines are cell signaling proteins that are released by cells and affect the behavior of other cells. Binding of the IL-23 ligand to the IL-23R receptor leads to an expression of pro-inflammatory cytokines involved in the mucosal autocrine cascade that is an important pathway of many inflammatory diseases, including IBD. Furthermore, genetic analyses of IBD patients have implicated IL-23R mutations as a risk factor associated with susceptibility to IBD. The antagonist infused antibody drug ustekinumab (marketed as Stelara® for psoriasis, psoriatic arthritis, and moderate-to-severe CD) is a p40 antagonist antibody that inhibits both the IL-23 and IL-12 pathways. Next-generation IBD antibody drugs, such as guselkumab, target the p19 subunit of the IL-23 ligand and are specific to the IL-23 pathway, which is believed to be an important driver of IBD pathology, while not blockading the IL-12 pathway. IL-12 is believed to be important in immune surveillance against the development of infections and malignancies.

We believe that the oral, GI-restricted nature of PTG-200 will allow PTG-200 to be a potent inhibitor of the IL-23 pathway for the treatment of IBD. By targeting IL-23R with our GI-restricted oral IL-23R antagonist PTG-200, we believe PTG-200 will restore proper immune function in the GI tissue compartment where there is active disease while minimizing the risk of systemic side effects. Several key cell types that reside in gut-associated lymphoid tissue (“GALT”), including T cells, innate lymphoid cells, and natural killer cells, increase their expression of IL-23R during the progression of IBD. Therefore, the high concentrations of PTG-200 in GALT will facilitate access and binding to IL-23R expressed in the same tissue.

PTG-200’s Pre-Clinical Proof-of-Concept Studies

PTG-200 potently inhibited binding of IL-23 to the IL-23 receptor in several biochemical (ELISA) and cell (transformed and primary) signaling assays in a subnanomolar to low nanomolar concentration range sufficient to inhibit 50% of binding. PTG-200 exhibited greater than a 50,000-fold selectivity against other structurally similar receptors (IL-12Rb1 and IL-6R) thereby potentially reducing the risk of off target interactions. In total, these drug properties provide evidence to characterize PTG-200 as a potential first-in-class orally stable IL-23R-specific antagonist.

In PK studies in rats and cyno, PTG-200 was GI-restricted with less than 0.5% oral systemic bioavailability in plasma or urine and principal exposure in the small intestine, colon, and feces. Similar results were observed in cyno.

We have also completed pre-clinical POC studies in rat 2, 4, 6-trinitrobenzenesulfonic acid (TNBS) colitis models demonstrating that oral delivery of PTG-200 and other prototype antagonists significantly improved disease outcomes, such as reducing body weight loss, reducing the increased colon weight/length ratio, and reducing the increased colon macroscopic score which is comprised of assessments of colon adhesions, strictures, ulcers, and wall thickness in a dose dependent manner (Figure 4). Furthermore, PTG-200 was found to reduce the increased histopathology summary score, which is comprised of assessments of mucosal and transmural inflammation, gland loss, and erosion parameters. Finally, PTG-200 was able to reduce the expression of the pro-inflammatory IL-23 induced cytokines in the colon and the IBD disease biomarker lipocalin (LCN2) in the serum and feces (Figure 4).

Figure 4: PTG-200 Reduces Pathology in Rat TNBS-Induced Colitis

Body Weight Change
Percent Body Weight Change from Day 0
Colon Weight/Length Ratio
Colon Weight/Length (mg/cm)
Colon Macroscopic Score
Macroscopic Score (0-12)
Histopathology Score
Histopathology Sum (0-20)
Sham
Vehicle
Anti-IL-23p19
9 mpk/day
28 mpk/day
61 mpk/day
ns
Colon
IL-22*1
IL-22 (Total pg from Tissue)
Serum
LCN2
LCN2 (ng/ml)
Feces
LCN2*2
LCN2 (ng/ml Total Protein)
PTG-200

*1 Similar effects observed with IL-17A and MPO

*2 Similar effects observed with MPO

Statistical significance was assessed by One-way ANOVA with post-hoc Dunnett's method versus Vehicle control: *p≤0.05; **p≤0.01; ***p≤0.001; ****p≤0.0001; ns, not significant.

The efficacy of oral PTG-200 seen in this IBD model was comparable to that of a positive control antibody against the rat IL-23p19 subunit which was injected and therefore present in the systemic blood compartment. This allows us to define the efficacious dose range in rats (approximately 28-61 mg/kg per day) with potential translation to the efficacious dose in humans.

PTG-200’s Preliminary Pre-Clinical Safety Studies

In preliminary non-GLP toxicity studies in rats, PTG-200 was well-tolerated with no adverse events at the highest dose level tested. We have initiated 3 month GLP toxicology, safety pharmacology, genotoxicity, and current good manufacturing practice (“cGMP”) manufacturing studies in support of starting a Phase 1 clinical trial in 2017.

Proposed Clinical Plans

We plan to complete IND-enabling studies and to initiate a Phase 1 clinical trial of PTG-200 in 2017 to evaluate safety, tolerability, and PK. Following completion of the Phase 1 clinical trial, we plan to initiate a randomized, double-blind, placebo-controlled Phase 2 POC clinical trial in patients with moderate-to-severe CD.

PTG-300: AN INJECTABLE HEPCIDIN MIMETIC

PTG-300 was discovered through our peptide technology platform and is being developed as a novel mimetic of hepcidin to potentially treat iron overload disorders such as b-Thalassemia, HH and SCD, each of which may qualify for orphan designation. Hepcidin is a naturally-occurring hormone involved in the transport and utilization of iron in the human body. Hepcidin has significant stability, potency, and solubility limitations. In order to effectively treat iron overload disorders in the body, we designed PTG-300 as a stable, soluble, hepcidin mimetic that can potentially be more potent and more amenable for weekly or less frequent subcutaneous delivery compared to hepcidin. We believe PTG-300 has the potential to improve disease symptoms and provide better safety by reducing the need for blood transfusions and chelator use in b-Thalassemia patients by treating both the underlying anemia and iron overload associated with the disease. We have achieved POC in pre-clinical studies and have demonstrated that PTG-300 has the potential for greater potency, stability, and in vivo efficacy compared to natural hepcidin.

Mechanism of Action

The molecular target of hepcidin is the cellular trans-membrane protein ferroportin, which functions as an export channel for intracellular iron in macrophages, liver hepatocytes, and duodenal enterocytes. Upon binding to the extracellular domain of ferroportin, hepcidin decreases the delivery of iron to the blood circulation needed for the production of red blood cells.

Overview of b-Thalassemia and Current Therapies

b-Thalassemia is potentially our first clinical indication for PTG-300. Due to repeat transfusions and/ or increased absorption of iron, patients with b-Thalassemia frequently suffer from iron overload which can lead to significant morbidity and mortality. This iron overload is exacerbated in those b-Thalassemia patients who require chronic blood transfusions for survival. A hepcidin mimetic such as PTG-300 will potentially be able to correct the anemia caused by the genetic mutation underlying b-Thalassemia, thus giving it a dual benefit of increasing the production of red blood cells, reducing excess circulating iron, and reducing splenomegaly.

Globally, prevalence of b-Thalassemia is estimated to be approximately 200,000, with at least 60,000 patients born each year with the disease. In 2010, the b-Thalassemia market was estimated to be greater than $500 million, based largely on drugs consisting of chelating agents used to treat iron overload disorders. The market is expected to grow to nearly $1 billion by 2018. b-Thalassemia has low prevalence in the Americas, with an estimated 2,750 patients and with approximately 300 patients born each year with the disease. Therefore, b-Thalassemia may qualify for FDA orphan designation.

PTG-300’s Pre-clinical Proof-of-Concept Studies

In pre-clinical studies, we demonstrated that PTG-300 can lower serum iron more effectively than hepcidin and maintain such lowered serum iron levels for at least 24 hours following a single subcutaneous injection (Figure 5). We have also demonstrated that PTG-300 in a dose dependent manner can reduce serum iron in healthy mice, rats, and cyno.

Figure 5: PTG-300 is More Effective Than Hepcidin in Lowering Serum Iron in Healthy Mice

PTG-300 was also able to address the underlying anemia present in a mouse genetic model of b-Thalassemia, as shown most prominently by the significant increase in red blood cell number (RBC) and hemoglobin (HGB) with the corresponding decrease in reticulocyte content (Figure 6). As a consequence we also observed a significant reduction in the pathological increases in spleen weight (splenomegaly) by addressing the underlying ineffective erythropoiesis. Furthermore, PTG-300 was effective in reducing the increase in liver iron content. In contrast the oral iron chelator deferiprone (DFP) did not correct the anemia or the splenomegaly.

Figure 6: PTG-300 Addresses Ineffective Erythropoiesis in Mouse b-Thalassemia

PTG-300’s Development Program

PTG-300 is being manufactured and formulated to support completion of pre-clinical GLP toxicology, genotoxicity, and safety pharmacology studies, which will enable us to complete a single ascending dose Phase 1 clinical trial in normal healthy volunteers in 2017. This study will evaluate safety/ tolerability, PK and PD-based POC through the evaluation of PTG-300’s effect on serum iron levels.

OUR PEPTIDE TECHNOLOGY PLATFORM

Our proprietary technology platform has been successfully applied to a diverse set of biological targets that has led to several pre-clinical and clinical-stage peptide-based NCEs, including our only clinical-stage product candidate PTG-100, and our other product candidates in pre-clinical studies PTG-200 and PTG-300, for a variety of clinical indications. Our platform is comprised of a series of tools and methods, including a combination of molecular design, phage display, oral stability, medicinal chemistry, and in vivo pharmacology approaches.

The platform is used to develop potential drug candidates: (i) using the structure of a target, when available, (ii) when no target structure exists, or (iii) from publically disclosed peptide starting points. In a structure-based approach, our proprietary molecular design software and structural database of several thousand constrained peptides, termed VectrixTM, are screened to identify suitable scaffolds which form the basis of designing and constructing the first set of phage or chemical libraries. The initial hits are identified by either panning or screening such libraries, respectively. When structural information is unavailable for a target, hits are identified by panning a set of 34 proprietary cluster-based phage libraries consisting of millions of constrained peptides. Once the hits are identified, they are optimized using a set of peptide, peptide mimetic and medicinal chemistry techniques that include the incorporation of new or manipulation of existing cyclization-constraints, as well as natural or unnatural amino acids and chemical conjugation or acylation techniques. These techniques are applied to optimize potency, selectivity, stability, exposure and ultimately efficacy. For oral stability, a series of in vitro and ex vivo oral-stability assays that portray the chemical and metabolic barriers a peptide will encounter as it transits the GI tract are used to identify metabolically labile spots in the peptides. Such sites form the focus of medicinal-chemistry based optimization to engineer oral stability. Finally, various in vivo pharmacology tools are then used to quantify peptide exposure in relevant GI organs and tissues. The data can then be used to optimize required GI exposure and ultimately in vivo efficacy.

The key foundations of the platform include:

Molecular design tools and large database of constrained scaffolds

Through advances in genomics, molecular biology and structural genomic initiatives there has been an explosion in the number of known structures of potential new drug targets, including PPI targets. In particular, constrained peptides have the required surface complexity to match or complement the large flat surfaces of PPI targets to provide potent and selective drug candidates. We believe existing commercial molecular design software is not suitable, as it has been developed to identify small molecules that plug cavities of enzymes and do not bind to PPI targets.

We have developed a database of all known structures of a sub-class of constrained peptides, known as disulfide-rich peptides (“DRPs”). We have collected approximately 4,500 DRP scaffolds that are found throughout nature, ranging from single cell organisms to humans. We have created a proprietary molecular design environment, called VectrixTM. A pattern matching algorithm within VectrixTM allows the selection of an appropriately stable DRP scaffold using the structure of the target of interest. This molecular design process is used to identify constrained peptides as starting points for hit discovery, which are ultimately optimized into potent, selective peptides against targets which are not amenable to small molecule drug discovery.

Phage display techniques and cluster libraries

Phage display may be used to discover the original hit based on VectrixTM-derived scaffolds, optimize existing hits, or to identify hits against those targets in which no structural information exists. For the latter targets, a series of pre-existing phage libraries, termed cluster libraries, are used for hit discovery. This includes 20 proprietary libraries of structurally diverse DRPs that sample greater than 85% of their known structural diversity and 14 proprietary libraries that sample different protein loop geometries. Collectively these libraries provide immense potential for discovering hits at diverse targets as they are based on natural-DRP scaffolds with these characteristics.

Oral stability and in vitro and ex vivo assays

The GI tract provides a set of chemical and metabolic barriers that hinder the development of oral therapeutic agents. We have developed numerous in vitro and ex vivo systems that profile peptide candidates for their stability features needed for oral delivery, GI restriction, and transit through the entire GI tract. This includes profiling for chemical stability, specifically pH and redox stability, and metabolic stability against proteases and other enzymes that are either of human or microbial origin.

These in vitro assays identify metabolic weak spots of peptides, which can then be stabilized by peptidic and peptidomimetic modifications without losing potency.

Medicinal peptide chemistry

We have significant expertise in optimizing potency, selectivity, oral stability and exposure of constrained peptides using a combination of peptide-cyclization, natural and unnatural amino acids, and various conjugation and acylation techniques. With respect to PTG-300, hit discovery and optimization relies exclusively on medicinal chemistry, with no phage display, to develop potent and selective injectable candidates with enhanced exposure in blood. For other targets, such as the discovery of PTG-100 and PTG-200, phage display is tightly coupled to medicinal chemistry and oral stability techniques to develop potent, selective and oral molecules that are GI-restricted.

In vivo pharmacology tools for GI restriction

When developing oral, GI-restricted constrained peptides, we correlate efficacy with potency and level of GI tissue compartment exposure. We have developed the required expertise and know-how to build PK and PD relationships to optimize physicochemical features of constrained peptides such that they are minimally absorbed and have the required degree of GI tissue compartment exposure over the required duration of time to achieve efficacy. This involves examining constrained peptide concentrations in various GI tissue compartments, blood, urine, and feces when delivered orally in rodents. In this fashion, we can understand the degree of tissue targeting, GI restriction and oral stability that is required to achieve efficacy.

Future Applications of our Platform

We believe we have built a versatile, well-validated and unique discovery platform. For example, this peptide technology platform has been used to develop product candidates for diverse target classes including G-protein-coupled receptors (“GPCRs”), ion channels, transporters and cytokines for a variety of therapeutic areas. In the future we may tackle other GI diseases and expand our delivery techniques to include other organ/tissue systems, such as the lung and eye, which will provide potential opportunities to pursue a variety of diseases. In addition, the gut may communicate with the immune, central nervous, and endocrine systems, providing the potential of our GI-restricted approach to treat metabolic, cancer and cardiovascular diseases. Lastly, we intend to progress our platform to achieve systemic bioavailability with peptides, thereby enabling us to address systemic diseases.

Material Agreements

Research Collaboration and License Agreement with Zealand Pharma A/S

In June 2012, we entered into a Research Collaboration and License Agreement with Zealand Pharma A/S (“Zealand”) to identify, optimize and develop novel DRPs to discover a hepcidin mimetic. Under the terms of the agreement, Zealand made an upfront payment and also funded the collaboration.

In October 2013, Zealand decided to abandon the collaboration program and, pursuant to the terms of the agreement, we elected to assume the responsibility for the development and commercialization of the product. Upon Zealand’s abandonment, Zealand assigned to us certain intellectual property arising from the collaboration and also granted us an exclusive license to certain background intellectual property rights of Zealand that relate to the products assumed by us. Upon the nomination of PTG-300 as a development candidate, we owed Zealand a payment of $250,000. If we initiate a Phase 1 clinical trial for PTG-300, we will pay Zealand an additional $250,000. We have the right, but not the obligation, to further develop and commercialize the products and, if we successfully develop and commercialize PTG-300 without a partner, we will pay to Zealand up to an additional aggregate of $128.5 million for the achievement of certain development, regulatory and sales milestone events. In addition, we will pay to Zealand a low single digit royalty on worldwide net sales of the product until the later of ten years from the first commercial sale of the product or the expiration of the last patent covering the product. Due to Zealand’s abandonment of the collaboration program and our assumption of the responsibility for the development and commercialization of the product, the agreement has terminated other than with respect to our potential milestone payments and royalty to Zealand.

Letter Agreement with Johnson & Johnson Development Corporation

In May 2013, in connection with our sale of Series B Stock, we entered into a letter agreement with Johnson & Johnson Development Corporation (“JJDC”), as amended on April 19, 2016, pursuant to which we granted JJDC a right of first negotiation with respect to the consummation of any proposed sale, transfer, license, commercialization or distribution arrangement (each, a “Transaction”) of our inventions, developments, patents, patent applications, know-how or other proprietary rights or products controlled by us that are necessary for the research, development or commercialization of the PTG-100, PTG-200 and IL-13 programs (each, a “Program”) other than an acquisition, merger, consolidation, or sale of substantially all of our assets. The letter agreement does not apply with respect to the PTG-300 program. The term of JJDC’s right of first negotiation commenced in May 2014 and terminates, with respect to any Program, 60 days after our filing of an IND (or the foreign equivalent), with respect to each Program (such right of first negotiation period, the “ROFN Period”). On November 1, 2015, JJDC waived their right of first negotiation with respect to PTG-100. Neither we, nor JJDC, have an obligation to enter into a Transaction during the ROFN Period. We are not currently pursuing an IL-13 Program.

In the event that we receive a bona fide term sheet for a Program, we are obligated to notify JJDC of such offer (but not the terms thereof) and JJDC has a period of 30 days to notify us of exercise of its right to negotiate for a Transaction with JJDC. Following expiration of the ROFN Period with respect to any remaining Program, we are required to deliver to JJDC certain information relating to such Program, including pre-clinical results, manufacturing protocols and other information relevant to the evaluation of such Program, as determined by us. For a period of 60 days following delivery of such information (the “Exclusive Negotiation Period”), we are required to negotiate in good faith and exclusively with JJDC to enter into a Transaction with JJDC with respect to such Program and we are not permitted to enter into negotiations with any third party with respect to a Transaction involving such Program that would impair the ability of JJDC to exercise its rights under the letter agreement.

Finally, for a period of 180 days following expiration of an Exclusive Negotiation Period for a Program (the “Tail Period”), we are not permitted to enter into a Transaction with respect to such Program with a third party on terms that contain upfront payments and pre-launch milestones (valued on a risk-adjusted basis) that are inferior in total economic value to those that JJDC and its affiliates last offered to us, to the extent any such offer was previously made by JJDC or its affiliates to us.

JJDC’s right of first negotiation with respect to any Program that has not earlier expired or been waived by JJDC will terminate upon the sale, transfer or other disposition by us of all or substantially all of our assets, our consummation of a merger or consolidation with or into another entity, or the transfer (whether by merger, consolidation, equity financing, or otherwise), in one transaction or a series of related transactions, to a person or group of affiliated persons a majority or more of our outstanding voting stock (or the surviving or acquiring entity).

Competition

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. While we believe that our product candidates, technology, knowledge and experience provide us with competitive advantages, we face competition from established and emerging pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. There are no approved oral peptide-based a4b7 integrins and IL-23 based product candidates for IBD.

We believe our principal competition in the treatment of IBD will come from companies with approved agents in the following therapeutic classes, among others:

•	Infused a4ß7 antibody: Takeda Pharmaceutical Company

•	Infused IL-23 and IL-12 antibody: Johnson & Johnson

•	Injectable or infused TNF-a antibody: AbbVie, Johnson & Johnson, Amgen, Pfizer, UCB S.A.

We are also aware of several companies developing therapeutic product candidates for the treatment of IBD, including, but not limited to AbbVie, Allergan, Arena Pharmaceuticals, Inc., AstraZeneca, Biogen, Boehringer Ingelheim (adalimumab biosimilar in Pre-Registration), Bristol-Myers Squibb, Celgene (mongersen sodium and ozanimod hydrochloride in Phase 3 clinical trials), Eli Lilly and Company, Galapagos, Gilead, Lycera Corp., Mitsubishi Tanabe Pharma Corporation, Pfizer (tofacitinib citrate in a Phase 3 clinical trial), Roche/Genentech (etrolizumab in a Phase 3 clinical trial), Samsung Bioepis (adalimumab biosimilar in Pre-Registration), Sandoz (adalimumab biosimilar in Phase 3), Shire, and UCB S.A.

We believe our principal competition in the treatment of iron overload disorders, such as ß-Thalassemia, HH and SCD, will come from other pipeline products being developed by companies such as Acceleron (luspatercept in a Phase 3 clinical trial), bluebird bio (LentiGlobin in a Phase 3 clinical trial), Bristol-Myers Squibb, Emmaus Medical (glutamine in pre-registration), Gilead, Global Blood Therapeutics, Inc., La Jolla Pharmaceutical, and Novartis AG, among others. We believe competition will also include approved iron chelation therapies that have been developed by Novartis AG and Apotex, among others.

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets relating to our proprietary technology platform and on know-how, and continuing technological innovation to develop, strengthen, and maintain our proprietary position in the field of peptide-based therapeutics that may be important for the development of our business. We will also take advantage of regulatory protection afforded through data exclusivity, market exclusivity and patent term extensions where available.

Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing the valid enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products and methods of manufacturing the same. For more information, please see “Item 1A Risk Factors—Risks Related to Our Intellectual Property.”

We have two issued patents and numerous patent applications related to our lead product candidates, and possess substantial know-how and trade secrets relating to the development and commercialization of peptide based therapeutic products. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to, for example, peptide-based therapeutic compositions, methods of using these peptide-based therapeutic compositions to treat or prevent disease, methods of manufacturing peptide-based therapeutic compositions, and other proprietary technologies and processes related to our lead product development candidates. As of February 10, 2017, our patent portfolio includes the following:

•	two issued patents and approximately 44 patent applications that we exclusively own related to a4b7 integrin peptide antagonists;

•	approximately 13 patent applications that we exclusively own related to IL-23R antagonist peptides;

•	approximately 24 patent applications that we exclusively own related to hepcidin analogues; and

•	other patent applications that we license or exclusively own related to our core technologies, including methods of peptide modification and characterization.

Our objective is to continue to expand our portfolio of patents and patent applications in order to protect our product candidates and related peptide-based drug technologies. Examples of the products and technology areas covered by our intellectual property portfolio are described below.

a4b7 Integrin Antagonist Peptides

The a4b7 integrin antagonist peptide patent portfolio includes one issued U.S. patent and pending patent applications directed to compositions of a4b7 integrin peptide monomers and dimers cyclized through intramolecular bonds and containing amino acid modifications conferring increased stability, potency and/or selectivity, as well as methods of synthesizing and using these antagonist peptides to treat inflammatory disorders. Applications are currently pending in the United States and other major jurisdictions, including Australia, Canada, China, Japan, and Europe. Patent applications directed to PTG-100 composition of matter and uses thereof, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire in October 2035 (worldwide, excluding possible patent term extensions). We expect other patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to result in patents that would expire from October 2033 to March 2037 (worldwide, excluding possible patent term extensions).

IL-23R Antagonist Peptides

The IL-23R antagonist peptide patent portfolio includes patent applications directed to compositions of IL-23R antagonist peptides cyclized through intramolecular bonds and containing amino acid modifications conferring increased stability, potency and/or selectivity, as well as methods of synthesizing and using these antagonist peptides to treat inflammatory disorders. Applications are currently pending in the United States and internationally. Patent applications directed to PTG-200 composition of matter and uses thereof, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire in July 2035 (worldwide, excluding possible patent term extensions). We expect other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from July 2035 to December 2036 (worldwide, excluding possible patent term extensions).

Hepcidin Mimetics Analogues

The hepcidin peptide analogues patent portfolio includes patent applications directed to compositions of hepcidin peptide analogues cyclized through intramolecular bonds and containing amino acid modifications conferring increased stability, potency and/or selectivity, as well as methods of synthesizing and using these hepcidin peptide analogues to treat iron-related disorders. Applications are currently pending in the United States and other major jurisdictions, including Australia, Canada, China, Japan, and Europe. Patent applications directed to PTG-300 composition of matter and uses thereof, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire in March 2034 (worldwide, excluding possible patent term extensions). We expect other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from March 2034 to December 2036 (worldwide, excluding possible patent term extensions).

Other

We also license patents and patent applications directed to processes and methods related to our technology platform. These patents have issued in the United States and other major jurisdictions, including Australia and Europe and are expected to expire between September 2019 and February 2023. Material aspects of our technology platform are protected by trade secrets and confidentiality agreements.

In addition to the above, we have established expertise and development capabilities focused in the areas of pre-clinical research and development, manufacturing and manufacturing process scale-up, quality control, quality assurance, regulatory affairs and clinical trial design and implementation. We believe that our focus and expertise will help us develop products based on our proprietary intellectual property.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the non-provisional application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent.

The term of a patent that covers an FDA approved drug may also be eligible for patent term extension, which permits patent term restoration of a U.S. patent as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Moreover, a patent can only be extended once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. When possible, depending upon the length of clinical trials and other factors involved in the filing of a new drug application (“NDA”), we expect to apply for patent term extensions for patents covering our product candidates and their methods of use.

Trade Secrets

We rely on trade secrets to protect certain aspects of our technology, particularly in relation to our technology platform. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For more information, please see “Item 1A Risk Factors—Risks Related to Our Intellectual Property.”

Manufacturing

We contract with third parties for the manufacturing of all of our product candidates, including PTG-100, PTG-200, and PTG-300, for pre-clinical and clinical studies, and intend to continue to do so in the future. We do not own or operate any manufacturing facilities and we have no plans to build any owned clinical or commercial scale manufacturing capabilities. We believe that the use of contract manufacturing organization (“CMOs”) eliminates the need for us to directly invest in manufacturing facilities, equipment and additional staff. Although we rely on contract manufacturers, our personnel and consultants have extensive manufacturing experience overseeing CMOs. We regularly consider second source or back-up manufacturers for both active pharmaceutical ingredient and drug product manufacturing. To date, our third-party manufacturers have met the manufacturing requirements for the product candidates in a timely manner. We expect third-party manufacturers to be capable of providing sufficient quantities of our product candidates to meet anticipated full-scale commercial demands but we have not assessed these capabilities beyond the supply of clinical materials to date. We currently engage CMOs on a “fee for services” basis based on our current development plans. We plan to identify CMOs and enter into longer term contracts or commitments as we move our product candidates into Phase 3 clinical trials. We believe there are alternate sources of manufacturing that have been and could be engaged and enabled to satisfy its clinical and commercial requirements, however we cannot guarantee that identifying and establishing alternative relationships with such sources will be successful, cost effective, or completed on a timely basis without significant delay in the development or commercialization of our product candidates.

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs, such as those we are developing. These agencies and other federal, state and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of our product candidates.

U.S. Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of pre-clinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s GLP regulations;

•	submission to the FDA of an IND application, which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board (“IRB”) at each clinical site before each trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with good clinical practice (“GCP”) requirements to establish the safety and efficacy of the proposed drug product for each indication;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA advisory committee review, if applicable;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

Pre-clinical Studies

Pre-clinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the pre-clinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some pre-clinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND (or equivalent submission ex-US). In addition, an IRB or ethics committee (“EC”) at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health (“NIH”) for public dissemination on their www.clinicaltrials.gov website.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•	Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.

•	Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•	Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB or EC can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the pre-clinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act (“PDUFA”) guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision.

In addition, under the Pediatric Research Equity Act of 2003 (“PREA”), as amended and reauthorized, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

The FDA also may require submission of a risk evaluation and mitigation strategy (“REMS”), plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or pre-clinical testing in order for FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Orphan Designation

The FDA may grant orphan designation to drugs or biologics intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and marketing the product for this type of disease or condition will be recovered from sales in the United States. Orphan designation must be requested before submitting a NDA or Biologics License Application (“BLA”). After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan exclusivity, which means the FDA may not approve any other application to market the same product for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer with orphan exclusivity is unable to assure sufficient quantities of the approved orphan designated product. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Coverage and Reimbursement

Sales of our product candidates, if approved, will depend, in part, on the extent to which the cost of such products will be covered and adequately reimbursed by third-party payors, such as government healthcare programs, commercial insurance and managed health care organizations. These third-party payors are increasingly limiting coverage and/or reducing reimbursements for medical products and services by challenging the prices and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

There is no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The coverage determination process can be a time-consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained or applied consistently. Even if reimbursement is provided, market acceptance of our products may be adversely affected if the amount of payment for our products proves to be unprofitable for health care providers or less profitable than alternative treatments, or if administrative burdens make our products less desirable to use.

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician usage of our products candidates, once approved, and have a material adverse effect on our sales, results of operations and financial condition.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to as the ACA, enacted in March 2010, has had and is expected to continue to have a significant impact on the health care industry. The ACA, among other things, imposes a significant annual fee on certain companies that manufacture or import branded prescription drug products. The ACA also increased the Medicaid rebate rate and expanded the rebate program to include Medicaid managed care organizations. It also contains substantial new provisions intended to broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against health care fraud and abuse, add new transparency requirements for the health care industry, impose new taxes and fees on pharmaceutical manufacturers, and impose additional health policy reforms, any or all of which may affect our business. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and there may be additional challenges and amendments to the ACA in the future. The ACA is likely to continue the downward pressure on pharmaceutical pricing, and may also increase our regulatory burdens and operating costs.

Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of 2% per fiscal year, which went into effect in 2013 and, following passage of the Bipartisan Budget Act of 2015, will stay in effect through 2025 unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding.

It is uncertain whether and how future legislation, whether domestic or foreign, could affect prospects for our product candidates or what actions foreign, federal, state, or private payors for health care treatment and services may take in response to any such health care reform proposals or legislation. Adoption of price controls and other cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures reforms may prevent or limit our ability to generate revenue, attain profitability or commercialize our product candidates.

Other Health Care Laws and Compliance Requirements

We will also be subject to health care regulation and enforcement by the federal government and the states and foreign governments in which we will conduct our business once our products are approved. The laws that may affect our ability to operate include, but are not limited to: the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic health care transactions and protects the security and privacy of protected health information. Criminal health care fraud statutes under HIPAA also prohibits persons and entities from knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services; the federal health care programs’ Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal health care programs such as the Medicare and Medicaid programs; federal false claims laws and civil monetary penalties laws that prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid; and the Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members.

The majority of states also have statutes or regulations similar to the aforementioned federal anti-kickback and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. We may be subject to state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. In addition, we may be subject to reporting requirements under state transparency laws, as well as state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts certain payments that may be made to health care providers and entities.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, individual imprisonment, disgorgement, exclusion of products from reimbursement under U.S. federal or state health care programs, and the curtailment or restructuring of our operations.

Government Regulation Outside of the United States

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical studies and any commercial sales and distribution of our products.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies.

The requirements and process governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

The requirements for conducting clinical trials in Australia, where we anticipate conducting Phase 1 trials for PTG-200 and PTG-300, are as follows:

Conducting clinical trials for therapeutic drug candidates in Australia is subject to regulation by Australian governmental entities. Approval for inclusion in the Australian Register of Therapeutic Goods (“ARTG”) is required before a pharmaceutical drug product may be marketed in Australia.

Typically, the process of obtaining approval of a new therapeutic drug product for inclusion in the ARTG requires compilation of clinical trial data. Clinical trials conducted using “unapproved therapeutic goods” in Australia, being those which have not yet been evaluated by the Therapeutic Goods Administration (“TGA”) for quality, safety and efficacy must occur pursuant to either the CTN or Clinical Trial Exemption (“CTX”), process.

The CTN process broadly involves:

•	completion of pre-clinical laboratory and animal testing;

•	submission to a Human Research Ethics Committee (“HREC”) of all material relating to the proposed clinical trial, including the trial protocol. The TGA does not review any data relating to the clinical trial;

•	final approval for the conduct of the clinical trial by the institution or organization at which the clinical trial will be conducted (“Approving Authority”), having due regard to the advice from the HREC; and

•	notification of the clinical trial to the TGA.

The CTX process broadly involves:

•	submission of an application to conduct a clinical trial to the TGA for evaluation and comment;

•	a sponsor cannot commence a CTX trial until written advice has been received from the TGA regarding the application and approval for the conduct of the trial has been obtained from an ethics committee and the institution at which the trial will be conducted; and

•	receipt of written advice from the TGA regarding the application.

•	receipt of approval for the conduct of the trial from an ethics committee and the institution at which the trial will be conducted.

In each case, it is required that:

•	adequate and well-controlled clinical trials demonstrate the quality, safety and efficacy of the therapeutic product;

•	evidence is compiled which demonstrates that the manufacture of the therapeutic drug product complies with the principles of cGMP;

•	manufacturing and clinical data is derived to submit to the Australian Committee on Prescription Medicines, which makes recommendations to the TGA as to whether or not to grant approval to include the therapeutic drug product in the ARTG; and

•	an ultimate decision is made by the TGA whether to include the therapeutic drug product in the ARTG.

Pre-clinical studies include laboratory evaluation of the therapeutic drug product as well as animal studies to assess the potential safety and efficacy of the drug. The results of the pre-clinical studies form part of the materials submitted to the HREC in the case of a CTN trial and part of the application to the TGA in the case of a CTX trial.

Clinical trials involve administering the investigational product to healthy volunteers or patients under the supervision of a qualified principal investigator. The TGA has developed guidelines for a CTN. Under the CTN process, all material relating to the proposed trial is submitted directly to the HREC of each institution at which the trial is to be conducted. An HREC is an independent review committee set up under guidelines of the

Australian National Health and Medical Research Council. The role of an HREC is to ensure the protection of rights, safety and wellbeing of human subjects involved in a clinical trial by, among other things, reviewing, approving and providing continuing review of trial protocols and amendments, and of the methods and material to be used in obtaining and documenting informed consent of the trial subjects. The TGA is formally notified by submission of a CTN application but does not review the safety of the drug or any aspect of the proposed clinical trial. The approving authority of each institution gives the final approval for the conduct of the clinical trial, having due regard to advice from the HREC. Following approval, responsibility for all aspects of the trial conducted under a CTN application remains with the HREC of each investigator’s institution.

The standards for clinical research in Australia are set by the TGA and the National Health and Medical Research Council, and compliance with GCP is mandatory. Guidelines, such as those promulgated by the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (“ICH”), are required across all fields, including those related to pharmaceutical quality, nonclinical and clinical data requirements and study designs. The basic requirements for preclinical data to support a first-in-human study under ICH guidelines are applicable in Australia. Requirements related to adverse event reporting in Australia are similar to those required in other major jurisdictions.

Employees

As of December 31, 2016, we had 35 full-time employees, 27 of whom were in research and development of which 2 hold an M.D. and 10 hold Ph.D. degrees. The remaining 8 employees worked in finance, business development, human resources and administrative support of which 2 hold a Ph.D. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate and Other Information

Protagonist Pty Limited (“Protagonist Australia”) was incorporated in Australia in September 2001. We were incorporated as a Delaware corporation in 2006, under the name Protagonist Therapeutics, Inc., and became the parent of Protagonist Australia pursuant to a transaction in which all of the issued and outstanding capital stock of Protagonist Australia was exchanged for shares of our common stock and Series A preferred stock. Our principal executive offices are located at 521 Cottonwood Drive, Suite 100, Milpitas, California 95035. Our telephone number is (408) 649-7370. Our website address is www.protagonist-inc.com. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

We make available, free of charge on our corporate website, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. We also show detail about stock trading by corporate insiders by providing access to SEC Forms 3, 4 and 5. This information may also be obtained from the SEC’s on-line database, which is located at www.sec.gov. Our common stock is traded on the NASDAQ Stock Market under the symbol “PTGX.”

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation. We will remain an emerging growth company until the earlier of (1) December 31, 2021, (2) the last day of the first fiscal year in which our annual gross revenues are $1.0 billion or more, (3) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities, and (4) the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934, as amended (Exchange Act).

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with the other information included or incorporated by reference in this Annual Report on Form 10-K, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes. We cannot assure you that any of the events discussed in the risk factors below will not occur. The occurrence of any of the events or developments described below could have a material and adverse impact on our business, results of operations, financial condition, and cash flows and future prospects and, if so, our future prospects would likely be materially and adversely affected. If any of such events were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment. Although we have discussed all known material risks, the risks described below are not the only ones that we may face, and additional risks or uncertainties not known to us or that we currently deem immaterial may also impair our business and future prospects.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.

We have incurred significant operating losses since our inception in 2006. Our net loss for the years ended December 31, 2016, 2015, and 2014 was approximately $37.2 million, $14.9 million, and $11.1 million, respectively. As of December 31, 2016, we had an accumulated deficit of $64.6 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue incurring significant research, development and other expenses related to our ongoing operations and product development, and as a result, we expect to continue incurring losses for the foreseeable future. We also expect these losses to increase as we continue our development of, and seek regulatory approvals for, our peptide-based product candidates.

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

We are an early clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. Our operations to date have been limited to developing our technology, undertaking pre-clinical studies and clinical trials of our pipeline candidates, including pre-clinical studies and clinical trial of PTG-100 and pre-clinical studies of PTG-200 and PTG-300, as well as our proprietary technology platform. We successfully filed a CTN in Australia to support our completed Phase 1 clinical trial of PTG-100. We have successfully filed a U.S. IND application to support our ongoing

Phase 2b study of PTG-100 in ulcerative colitis (“UC”). As an early clinical-stage company, we have not yet demonstrated an ability to generate revenue or successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields such as biopharmaceutical drug discovery and development. Consequently, the ability to accurately assess our future operating results or business prospects is significantly more limited than if we had a longer operating history or approved products on the market.

We expect that our financial condition and operating results will fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control, including, but not limited to:

•	the clinical outcomes from the continued development of our product candidates;

•	potential side effects of our product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;

•	our ability to obtain, as well as the timeliness of obtaining, additional funding to develop, and potentially manufacture and commercialize our product candidates;

•	competition from existing products directed against the same biological target or therapeutic indications of our product candidates as well as new products that may receive marketing approval;

•	the entry of generic versions of products that compete with our product candidates;

•	the timing of regulatory review and approval of our product candidates;

•	market acceptance of our product candidates that receive regulatory approval, if any;

•	our ability to establish an effective sales and marketing infrastructure directly or through collaborations with third parties;

•	the ability of patients or healthcare providers to obtain coverage or sufficient reimbursement for our products;

•	whether Johnson & Johnson Development Corporation (“JJDC”) decides to exercise its rights of first negotiation on any of our assets that are subject to the Letter Agreement with JJDC, including PTG-200, and we have to negotiate with JJDC for prolonged periods pursuant to the aforementioned agreement;

•	the ability of third party manufacturers to manufacture in accordance with current good manufacturing practices (“cGMP”) our product candidates for the conduct of clinical trials and, if approved, for successful commercialization;

•	our ability as well as the ability of any third party collaborators, to obtain, maintain and protect intellectual property rights covering our product candidates and technologies, and our ability to develop, manufacture and commercialize our product candidates without infringing on the intellectual property rights of others;

•	our ability to add infrastructure and manage adequately our future growth; and

•	our ability to attract and retain key personnel with appropriate expertise and experience to manage our business effectively.

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

Our operations have consumed substantial amounts of cash since inception. We conducted a Phase 1 clinical trial of PTG-100 in healthy volunteers and we have initiated a Phase 2b clinical trial of PTG-100 in patients with moderate-to-severe UC, and we have also commenced IND-enabling studies of PTG-200 and PTG-300. Developing pharmaceutical product candidates, including conducting pre-clinical studies and clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration (“FDA”) or any foreign regulatory agency, such as the European Medicines Agency (“EMA”), requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of PTG-100, PTG-200 or any of our other product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect, and any delay resulting from such further or repeat studies or trials could also result in the need for additional financing.

Based upon our current operating plan and expected expenditures, we believe that our existing cash, cash equivalents, and available-for-sale securities will be sufficient to fund our operations for at least the next 12 months. Our existing capital resources will not be sufficient to enable us to initiate any pivotal clinical trials. Accordingly, we expect that we will need to raise substantial additional funds in the future in order to complete clinical development or commercialize any of our product candidates. Our funding requirements and the timing of our need for additional capital are subject to change based on a number of factors, including:

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

Our business and future profitability is substantially dependent on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize our most advanced peptide-based product candidates, PTG-100, which is in an ongoing Phase 2b trial, and PTG-200 and PTG-300, which are in pre-clinical development. We are not permitted to market or promote any of our peptide-based product candidates before we receive regulatory approval from the FDA, the EMA or any other foreign regulatory authority, and we may never receive such regulatory approval for any of our peptide-based product candidates. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. Approval policies, regulations and the types and amount of clinical and manufacturing data necessary to gain approval may change during the course of clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we have in development or may seek to develop in the future will ever obtain regulatory approval.

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

As part of our strategy to mitigate clinical development risk, we seek to develop peptide-based product candidates against biological targets and pathways which have been identified as addressable by approved or later stage products in development. While we utilize pre-clinical in vivo and in vitro models as well as clinical biomarkers to assess potential safety and efficacy early in the candidate selection and development process, this strategy necessarily relies upon clinical data and other results obtained by third parties that may ultimately prove to be inaccurate or unreliable or otherwise not applicable to the indications in which we develop our peptide-based product candidates. We will have to conduct clinical trials to show the safety and efficacy of our peptide-based product candidates against the identified biological targets and pathways to show that our peptide-based product candidates can address the identified mechanism of action shown by these third party results. For example, PTG-100 is an a4b7 integrin antagonist that targets the same target as the currently marketed injectable antibody drug, Entyvio ®, and PTG-200 targets the IL-23 biological pathway, which is a pathway targeted by the currently marketed injectable antibody drug, Stelara ®, approved for treatment of psoriasis and Crohn’s disease. If our interpretation of the third party clinical data and results from molecules directed against the same biological target or pathway or our pre-clinical in vivo and in vitro models prove inaccurate or our assumptions and conclusions about the applicability of our peptide-based product candidates against the same biological targets or pathways are incorrect or inaccurate, then our development efforts may prove longer and more extensive and our research and development strategy and business and operations could be significantly harmed.

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

Our clinical trials must be conducted with product manufactured under current good manufacturing practices and for Europe and other major countries, International Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use (“ICH”) guidelines, and we rely on contract manufactures to manufacture and provide product for us that meet these requirements. We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our pre-clinical and clinical drug supplies and we lack the resources and the capability to manufacture any of our peptide-based product candidates on a clinical or commercial scale. We expect to continue to depend on contract manufacturers for the foreseeable future. In particular, as we proceed with the development and potential commercialization of PTG-100, we will need to increase the scale at which the drug is manufactured, which will require the development of new manufacturing processes. We will rely on our contract manufacturer to develop the manufacturing processes required for larger scale production. If the contract manufacturer is not successful in developing large scale processes, our development and/or commercialization of PTG-100 could be materially delayed. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Moreover, our contract manufacturers are the sole source of supply for our clinical product candidates, including PTG-100. If we were to experience an unexpected loss of supply for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or termination of our clinical study and planned development program, or be required to restart or repeat, any ongoing clinical trials.

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

We have not obtained nor have we sought to obtain orphan designation for any product candidates to date, although we believe some of the potential indications of our product candidates could qualify for orphan drug designation and the related benefits if approved for that indication. For example, if PTG-100 or PTG-200 is developed for the treatment of pediatric IBD or PTG-300 for the treatment of iron overload disorders in patients with ß-Thalassemia and possibly HH and SCD, we plan to file and expect to qualify for orphan drug designation with respect to such indication. Even if we obtain such designations, we may not be the first to obtain regulatory approval of a product candidate for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the orphan-designated disease or condition. Further, even if we obtain orphan drug designation exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may receive and be approved for the same condition, and only the first applicant to receive approval will receive the benefits of marketing exclusivity. Even after an orphan-designated product is approved, the FDA can subsequently approve a later drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our product candidates, we may never receive such designations.

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

We believe our principal competition in the treatment of IBD is from companies with approved agents in the following therapeutic classes, among others:

•	Infused a4b7 antibody: Takeda Pharmaceutical Company

•	Infused IL-23 and IL-12 antibody: Johnson & Johnson

•	Injectable or infused TNF-a antibody: AbbVie, Johnson & Johnson, Amgen, Pfizer, UCB S.A.

We are also aware of several companies developing therapeutic product candidates for the treatment of IBD, including, but not limited to AbbVie, Allergan, Arena Pharmaceuticals, Inc., AstraZeneca, Biogen, Boehringer Ingelheim (adalimumab biosimilar in Pre-Registration), Bristol-Myers Squibb, Celgene (mongersen sodium and ozanimod hydrochloride in Phase 3 clinical trials), Eli Lilly and Company, Galapagos, Gilead, Lycera Corp., Mitsubishi Tanabe Pharma Corporation, Pfizer (tofacitinib citrate in a Phase 3 clinical trial), Roche/Genentech (etrolizumab in a Phase 3 clinical trial), Samsung Bioepis (adalimumab biosimilar in Pre-Registration), Sandoz (adalimumab biosimilar in Phase 3), Shire, and UCB S.A.

We believe our principal competition in the treatment of iron overload disorders, such as ß-Thalassemia, HH and SCD, will come from other pipeline products being developed by companies such as Acceleron (luspatercept in a Phase 3 clinical trial), bluebird bio (LentiGlobin in a Phase 3 clinical trial), Bristol-Myers Squibb, Emmaus Medical (glutamine in pre-registration), Gilead, Global Blood Therapeutics, Inc., La Jolla Pharmaceutical, and Novartis AG, among others. We believe competition will also include approved iron chelation therapies that have been developed by Novartis AG and Apotex, among others.

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed. Thus, the full impact of the Affordable Care Act, or any law replacing elements of it, on our business remains unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

As of December 31, 2016, we had 35 full-time employees, including 27 employees engaged in research and development. As our development and commercialization plans and strategies develop and operate as a public company, we expect to need additional managerial, operational, scientific, sales, marketing, development, regulatory, manufacturing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

While we hold two issued patents and have filed patent applications to protect certain aspects of our product candidates, we also rely on trade secret protection and confidentiality agreements to protect proprietary scientific, business and technical information and know-how that is not or may not be patentable or that we elect not to patent. For example, we primarily rely on trade secrets and confidentiality agreements to protect our peptide therapeutics technology platform. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

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

The price of our stock may be volatile, and you could lose all or part of your investment.

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

As of December 31, 2016, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 78% of our stock. Therefore, these stockholders will have substantial influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could, among other things, delay or prevent an acquisition of our company on terms that other stockholders may desire, which in turn could depress our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

Prior to the IPO, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and procedures. In connection with the audit of our consolidated financial statements for the years ended December 31, 2015 and 2014, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The first material weakness related to a deficiency in the operation of our internal controls over the accounting for non-routine, complex equity transactions, which resulted in material post-closing adjustments to the convertible preferred stock, additional paid-in capital, interest expense, and gain from modification of the redeemable convertible preferred stock balances in the consolidated financial statements for the year ended December 31, 2013. Our lack of adequate accounting personnel has resulted in the identification of a second material weakness in our internal control over financial reporting for the years ended December 31, 2015 and 2014. Specifically, we did not, and have not historically, appropriately designed and implemented controls over the review and approval of manual journal entries and the related supporting journal entry calculations.

Neither we nor our independent registered public accounting firm has performed or was required to perform an evaluation of our internal control over financial reporting in according with Section 404 of the Sarbanes-Oxley Act. We have taken steps to remediate the material weaknesses, including increasing the depth and experience within our accounting and finance organization, and implemented an approval process related to manual journal entries and the related supporting journal entry calculations. In addition, we are continuing to work on designing and implementing additional improved processes and internal controls. While we intend to implement a plan to remediate the material weaknesses, we have not completed the implementation of this plan as of December 31, 2016. Accordingly, we continue to have the material weaknesses as of December 31, 2016. We can give no assurance that our current and planned implementation will remediate this deficiency in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations.

We are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act (Section 404), to furnish a report by management on the effectiveness of our internal control over financial reporting for the year ending December 31, 2017. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first Annual Report required to be filed with the SEC following the date we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). At such time as we are required to obtain auditor attestation, if we then have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered accounting firm.

We have begun the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During our evaluation of our internal control, if we identify one or more material weaknesses in our internal control over financial reporting or fail to remediate our current material weaknesses, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our ordinary shares could decline, and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Future sales of our common stock may depress our share price.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. At December 31, 2016, we had outstanding a total of 16,722,280 shares of common stock, notwithstanding any potential exercises of outstanding options. If additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Any sales of securities by our stockholders could have an adverse effect on the trading price of our common stock. In addition, in the future we may issue common stock or other securities if we need to raise additional capital. The number of our new common stock issued in connection with raising additional capital could constitute a material portion of our then outstanding common stock.

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

During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, since we have material weaknesses in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we will be required to file accurate and timely quarterly and Annual Reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The NASDAQ Global Market or other adverse consequences that would materially harm our business.

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

Our board of directors has certain characteristics which may delay or prevent a change of our management or a change in control.

Our board of directors has the following characteristics which may delay or prevent a change of management or a change in control:

•	our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	our stockholders may not act by written consent or call special stockholders’ meetings; as a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by the board of directors, the chairman of the board or the chief executive officer;

•	our certificate of incorporation does not provide for cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and

•	our board of directors may issue, without stockholder approval, shares of undesignated preferred stock; the ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed our analysis to determine what, if any, impact any prior ownership change has had on our ability to utilize our net operating loss carryforwards. In addition, we may experience ownership changes in the future or subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2016, we had federal net operating loss carryforwards of approximately $48.0 million that could be limited if we have experienced, or if in the future we experience, an ownership change, which could have an adverse effect on our future results of operations.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease approximately 11,372 square feet of office and laboratory space in Milpitas, California, under a lease that expires in April 2018, with options to extend the lease for a period of three years. In March 2017, we entered into a seven year lease for approximately 42,877 square feet of office and laboratory space in Newark, California and intend to relocate our operations to the facility in July 2017. We believe that our existing and new facilities and arrangements are adequate to meet our business needs for at least the next 12 months and that additional space will be available on commercially reasonable terms, if required.

Item 3.	Legal Proceedings

From time to time, we may become subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The NASDAQ Global Market on August 11, 2016 and trades under the symbol “PTGX.” Prior to such time, there was no public market for our common stock. The following table sets forth the range of high and low quarterly sales prices per share of our common stock for the periods noted, as reported on The NASDAQ Global Market:

	Prices
	High	Low
2016
Third Quarter (from August 11, 2016)	$22.56	$10.02
Fourth Quarter	$26.36	$17.45

On March 2, 2017, the last reported sale price on The NASDAQ Global Market for our common stock was $14.17.

Holders

As of February 28, 2017, we had approximately 25 record holders of our common stock.

Performance Graph

The following is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing we make under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing. The graph below matches shows the cumulative total stockholder return assuming the investment on the date specified in each of our common stock, the NASDAQ Composite Index, the NASDAQ Biotechnology Index, and the NASDAQ Pharmaceutical Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from August 11, 2016 to December 31, 2016.

	8/11/16	8/16	9/16	10/16	11/16	12/16
Protagonist Therapeutics, Inc.	$100.00	$102.65	$180.60	$160.68	$213.25	$187.95
NASDAQ Composite	$100.00	$101.09	$103.02	$100.53	$103.15	$104.35
NASDAQ Biotechnology	$100.00	$97.26	$99.49	$88.67	$94.20	$91.84
NASDAQ Pharmaceutical	$100.00	$97.62	$98.65	$88.43	$93.61	$91.40

The stock price performance included in this graph is not necessarily indicative of future stock price performance

Recent Sales of Unregistered Securities

(1) In August 2016, upon the closing of our IPO, all 124,374,909 shares of our then-outstanding convertible preferred stock converted into 8,577,571 shares of common stock. The issuance of such shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 3(a)(9) and Section 4(a)(2) of the Securities Act.

(2) From January 1, 2016 through the date of closing of our IPO, we granted stock options to purchase an aggregate of 644,270 shares of common stock at exercise prices ranging between $1.16 and $6.09 to a total of 36 employees, directors and consultants under our 2007 Stock Option and Incentive Plan. From January 1, 2016 through the date of the closing of our IPO, options to purchase an aggregate of 111,501 shares of common stock were exercised.

The offers, sales, and issuances of the securities described in paragraph (2) above were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 thereunder as offers and sales of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.

Issuer Purchases of Equity Securities

None.

Dividend Policy

We have never declared or paid any cash dividends. We currently expect to retain all future earnings, if any, for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

Initial Public Offering

Use of Proceeds

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

Item 6.	Selected Consolidated Financial Data

The following selected consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2014 has been derived from our audited consolidated financial statements which are not included in this report. The data set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below:

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except for share and per share data)
Consolidated Statement of Operations Data:
Operating expenses:
Research and development	$25,705	$11,831	$7,459
General and administrative	6,961	2,963	1,860

Total operating expenses	32,666	14,794	9,319

Loss from operations	(32,666)	(14,794)	(9,319)
Interest income	242	19	16
Change in fair value of redeemable convertible preferred stock tranche and warrant liabilities	(4,719)	(83)	(1,769)
Other expense	(34)	—	—

Net loss	$(37,177)	$(14,858)	$(11,072)

Net loss attributable to common stockholders	$(37,735)	$(14,933)	$(11,218)

Net loss per share attributable to common stockholders, basic and diluted	$(5.80)	$(59.32)	$(49.38)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	6,501,796	251,717	227,197

	December 31,
	2016	2015	2014
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$87,749	$11,923	$9,324
Working capital	76,809	11,080	8,563
Total assets	93,990	14,845	10,328
Accumulated deficit	(64,593)	(27,416)	(12,558)
Redeemable convertible preferred stock tranche liability	—	1,643	—
Redeemable convertible preferred stock warrant liability	—	480	1,023
Redeemable convertible preferred stock	—	36,996	20,576
Total stockholders’ equity (deficit)	87,555	(27,400)	(12,621)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with “Item 6. Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Item 1A. Risk Factors” and in other parts of this Annual Report.

Overview

We are a clinical-stage biopharmaceutical company with a proprietary technology platform focused on discovering and developing peptide-based new chemical entities (“NCEs”) to address significant unmet medical needs. Our primary focus is on developing first-in-class peptide drugs that specifically target biological pathways also targeted by currently marketed injectable antibody drugs. Compared to injectable antibody drugs, our oral peptides offer targeted delivery to the gastrointestinal (“GI”) tissue compartment, potential for improved safety due to minimal exposure in the blood, and improved convenience and compliance due to oral delivery. Our initial lead product candidates, PTG-100 and PTG-200, are based on this approach, and we believe have the potential to transform the existing treatment paradigm for inflammatory bowel disease (“IBD”), a GI disease consisting primarily of ulcerative colitis (“UC”) and Crohn’s disease (“CD”).

PTG-100 is a potential first-in-class oral, alpha-4-beta-7 (“a4b7”) integrin-specific antagonist peptide product candidate which is currently being evaluated in a global Phase 2b study that is anticipated to enroll approximately 260 patients at about 100 clinical sites. We anticipate completing this trial in the second half of 2018. Our second lead product candidate, PTG-200, is a potential first-in-class oral Interleukin-23 receptor (“IL-23R”) antagonist being developed initially for moderate-to-severe CD. Interleukin-23 is a protein produced by white blood cells that regulates inflammatory and immune functions. PTG-200 is currently in Investigational New Drug (“IND”) enabling studies, and we plan to initiate a Phase 1 clinical trial in 2017.

Our novel peptides have potential applicability in a wide range of therapeutic areas in addition to GI diseases. Our first product candidate beyond IBD is PTG-300, an injectable hepcidin mimetic, which is currently in pre-clinical development. We plan to complete pre-clinical IND-enabling studies in PTG-300 in the first half of 2017 and complete a Phase 1 study in healthy normal volunteers by the end of 2017. PTG-300 has potential utility for the treatment of iron overload disorders, such as transfusion-dependent ß-Thalassemia, hereditary hemochromatosis (“HH”) and sickle cell disease (“SCD”), each of which may qualify for orphan designation.

We are currently researching additional potential oral and injectable peptide-based product candidates for a range of conditions including, but not restricted to GI diseases.

We have not generated any revenue from product sales, and we do not currently have any products approved for commercialization. We have never been profitable and have incurred net losses in each year since inception. Our net losses were $37.2 million, $14.9 million and $11.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $64.6 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

In August 2016, we completed our initial public offering (“IPO”) of our common stock pursuant to which we issued 7,500,000 shares of our common stock at a price of $12.00 per share. In September 2016, we issued an additional of 252,972 shares of common stock at a price of $12.00 per share following the underwriters’ exercise of their option to purchase additional shares. We received an aggregate of $83.6 million in cash from the IPO, net of underwriting discounts and commissions, and after deducting offering costs paid by us.

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

We recognize the funds from grants under government programs as a reduction of research and development expense when the related research costs are incurred. In addition, we recognize the funds related to our Australian research and development tax incentives that are not subject to refund provisions as a reduction of research and development expense. The amounts are determined on a cost reimbursement basis and as the incentive is related to our research and development expenditures and is non-refundable regardless of whether any Australian tax is owed, the amounts have been recorded as a reduction of research and development expenses. These Australian research and development tax incentives are recognized when there is reasonable assurance that the incentive will be received, the relevant expenditure has been incurred and the amount of the consideration can be reliably measured. As of December 31, 2016, the Australian overseas finding research and development tax incentives are no longer deemed to be at risk of clawback as less than 50% of our research and development expenditures under the program were incurred overseas. As a result we have recognized the amounts received for 2014 and 2015 and the amount expected to be received for 2016 qualified expenditures as a reduction of research and development expense during the year ended December 31, 2016.

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

The following table shows our research and development expenses incurred during the respective periods:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Clinical development expense — PTG-100	$17,988	$1,563	$—
Discovery research expense	11,849	11,159	8,036
Less: Reimbursement of expenses under grants and incentives	(4,132)	(891)	(577)

Total research and development expenses	$25,705	$11,831	$7,459

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

Interest Income

Interest income consists of interest earned on our cash, cash equivalents, and available-for-sale securities.

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

In connection with our Series B and Series C redeemable convertible preferred stock financings we were obligated to sell additional shares of Series B and Series C redeemable convertible preferred stock in subsequent closings, in each case, contingent upon the achievement of certain development milestones or upon the approval of the investors. We recorded this redeemable convertible preferred stock tranche liability incurred as a derivative financial instrument liability at the fair value on the date of issuance, and we remeasured the liability on each subsequent balance sheet date.

We issued the shares under our Series B obligation in August 2014, and accordingly, we no longer have an obligation as of that date. In March 2016, upon closing of the second tranche of the Series C redeemable convertible preferred stock, the fair value of the tranche liability was remeasured and the liability was reclassified to redeemable convertible preferred stock.

In addition, in connection with the issuance of our Series B redeemable convertible preferred stock financing, we issued freestanding warrants to purchase shares of Series B redeemable convertible preferred stock. We account for these warrants as a liability in our consolidated financial statements because the underlying instrument into which the warrants are exercisable contains redemption provisions that are outside our control. Upon the exercise of warrants in April 2016, the fair value of the redeemable convertible preferred stock warrant liability was remeasured and the liability was reclassified to redeemable convertible preferred stock. The remaining unexercised warrants expired in May 2016 and accordingly, are no longer subject to remeasurement.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Accrued Research and Development Costs

We record accrued expenses for estimated costs of our research and development activities conducted by third-party service providers, which include the conduct of pre-clinical studies and clinical trials and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and include these costs in accrued liabilities in the consolidated balance sheets and within research and development expense in the consolidated statement of operations. These costs are a significant component of our research and development expenses. We record accrued expenses for these costs based on factors such as estimates of the work completed and in accordance with agreements established with these third-party service providers.

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed, the number of patients enrolled and the rate of patient enrollment may vary from our estimates and could result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party service providers. To date, there have been no material differences from our accrued expenses to actual expenses.

Stock-Based Compensation

We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The estimated fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

Expected Term— Our expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term). We have very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock option grants.

Expected Volatility—Prior to our IPO in August 2016, we were privately held and did not have any trading history for our common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle, or area of specialty. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

In addition to the Black-Scholes assumptions, we estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. The impact from any forfeiture rate adjustment would be recognized in full in the period of adjustment and if the actual number of future forfeitures differs from our estimates, we might be required to record adjustments to stock-based compensation in future periods.

For the years ended December 31, 2016, 2015, and 2014, stock-based compensation expense was $2.1 million, $99,000 and $42,000, respectively. As of December 31, 2016, we had $12.6 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, which we expect to recognize over a weighted-average period of 3.12 years.

Historically, for all periods prior to our IPO in August 2016, the fair values of the shares of common stock underlying our share-based awards were estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, contemporaneous valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provide by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Given the absence of a public trading market for our common stock, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including our stage of development; progress of our research and development efforts; the rights, preferences and privileges of our preferred stock relative to those of our common stock; equity market conditions affecting comparable public companies and the lack of marketability of our common stock.

For stock options granted after the completion of the IPO, our board of directors determined the fair value of each share of underlying common stock based on the closing price of our common stock as reported on the date of grant.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

As of December 31, 2016, our total gross deferred tax assets were $24.0 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating loss and tax credit carryforwards. As of December 31, 2016, our net operating loss carryforwards for federal income tax purposes of $48.0 million which are available to offset future taxable income, if any, through 2033 and net operating loss carryforwards for state income tax purposes of approximately $37.7 million which are available to offset future taxable income, if any, through 2033. As of December 31, 2016, we also had accumulated Australian tax losses of $9.2 million available for carry forward against future earnings, which under relevant tax laws do not expire but may not be available under certain circumstances.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986 (Code), and similar state provisions. These ownership change limitations may limit the amount of net operating loss carryforwards and other tax attributes that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points (by value) of the outstanding stock of a company by certain stockholders. Since our formation, we have raised capital through the issuance of capital stock on several occasions, which separately or combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such ownership changes, or could result in ownership changes in the future.

Results of Operations

Comparison of the year ended December 31, 2016 and 2015

	Year Ended December 31,		Dollar Change	% Change
	2016	2015
	(Dollars in thousands)
Operating expenses:
Research and development	$25,705	$11,831	$13,874	117
General and administrative	6,961	2,963	3,998	135

Total operating expenses	32,666	14,794	17,872	121

Loss from operations	(32,666)	(14,794)	(17,872)	121
Interest income	242	19	223	*
Change in fair value of redeemable convertible preferred stock tranche and warrant liabilities	(4,719)	(83)	(4,636)	*
Other expense	(34)	—	(34)	100

Net loss	$(37,177)	$(14,858)	$(22,319)	150

*	Percentage not meaningful

Research and Development Expenses

Research and development expenses increased $13.9 million, or 117%, from $11.8 million for the year ended December 31, 2015 to $25.7 million for the year ended December 31, 2016. The increase was primarily due to an increase of $6.5 million related to contract manufacturing activities for PTG-100 clinical trials and other product candidate studies, an increase of $2.8 million in costs for third party consultants, an increase of $2.7 million in pre-clinical activities for our product candidates, an increase of $2.6 million in salaries and employee-related expense due to an increase in headcount, an increase of $1.9 million in PTG-100 Phase 1 clinical trials and other related studies, an increase of $0.3 million due to achieving certain development milestones in a prior collaboration agreement related to the initiation of preclinical development studies on PTG-300 and an increase of $0.3 million in facility expenses. The increases were partially offset by an increase of $3.3 million in government programs recognized as a reduction of research and development expenses, primarily due to the increase in our Australian research and development tax incentive including the recognition of amounts related to overseas finding that are no longer deemed to be at risk of clawback and funds earned under the Small Business Research grant awards.

General and Administrative Expenses

General and administrative expenses increased $4.0 million, or 135%, from $3.0 million for the year ended December 31, 2015, to $7.0 million for the year ended December 31, 2016. The increase was primarily due to an increase of $1.9 million in professional service fees, an increase of $1.8 million increase in salaries and employee-related expense due to an increase in headcount to support the growth of our operations and an increase of $0.3 million in facility and other administrative expenses.

Change in Fair Value of Redeemable Convertible Preferred Stock Tranche and Warrant Liabilities

Change in fair value of redeemable convertible preferred stock tranche liability and warrant liabilities increased from a charge of $0.1 million for the year ended December 31, 2015 to a charge of $4.7 million for the year ended December 31, 2016. The change was due to the fair value remeasurement of the outstanding mark to market liabilities as the fair value increased in 2016.

Comparison of the years ended December 31, 2015 and 2014

	Year Ended December 31,		Dollar Change	% Change
	2015	2014
	(Dollars in thousands)
Operating expenses:
Research and development	$11,831	$7,459	$4,372	59
General and administrative	2,963	1,860	1,103	59

Total operating expenses	14,794	9,319	5,475	59

Loss from operations	(14,794)	(9,319)	(5,475)	59
Interest income	19	16	3	19
Change in fair value of redeemable convertible preferred stock tranche and warrant liabilities	(83)	(1,769)	1,686	(95)

Net loss	$(14,858)	$(11,072)	$(3,786)	34

Research and Development Expenses

Research and development expenses increased $4.4 million, or 59%, from $7.5 million for the year ended December 31, 2014 to $11.8 million for the year ended December 31, 2015. The increase was due to an increase of $2.8 million in pre-clinical activities for our product candidates, an increase of $0.8 million in PTG-100 Phase 1 clinical trials, which were incurred primarily in the fourth quarter of 2015, an increase of $0.6 million related to contract manufacturing activities, an increase of $0.5 million in salaries and employee-related expenses due to an increase in headcount and an increase of $0.1 million in costs to third party consultants primarily related to research and development activities for PTG-100. The increases were partially offset by an increase of $0.4 million in government grants recognized as a reduction to research and development expenses, primarily due to the increase in Australia research and development tax incentive grant and the Small Business Innovation Research grant award obtained in 2015.

General and Administrative Expenses

General and administrative expenses increased $1.1 million, or 59%, from $1.9 million for the year ended December 31, 2014, to $3.0 million for the year ended December 31, 2015. The increase was due to an increase of $0.5 million in salaries and employee-related expenses due to an increase in headcount, an increase of $0.5 million in professional services fees, primarily for patent related matters and an increase of $0.1 million in facility-related costs due to the increase in our leased facility space.

Change in Fair Value of Redeemable Convertible Preferred Stock Tranche and Warrant Liabilities

Change in estimated fair value of redeemable convertible preferred stock tranche liability and warrant liability decreased $1.7 million, or 95%, from a charge of $1.8 million for the year ended December 31, 2014 to a charge of $0.1 million for the year ended December 31, 2015. The decrease was due to the fair value remeasurement of the outstanding mark to market liabilities. We issued the shares under our Series B obligation in August 2014, and accordingly, we no longer had an obligation as of that date. However, we will continue to mark to market our Series C obligation until March 2016 when we issued the additional shares under our Series C obligation.

Liquidity and Capital Resources

Liquidity and Capital Expenditures

As of December 31, 2016, we had $87.7 million of cash, cash equivalents and available-for-sale securities and an accumulated deficit of $64.6 million. In August 2016, we completed our IPO of our common stock pursuant to which we issued 7,500,000 shares of our common stock at a price of $12.00 per share. In September 2016, we issued an additional 252,972 shares of common stock at a price of $12.00 per share following the underwriters’ exercise of their option to purchase additional shares. We have received an aggregate of $83.6 million in cash, net of underwriting discounts and commissions and after deducting offering costs paid by us.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe, based on our current operating plan and expected expenditures, that our existing cash, cash equivalents, and available-for-sale securities will be sufficient to meet our anticipated operating and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. If our planned preclinical and clinical trials are successful, or our other product candidates enter clinical trials or advance beyond the discovery stage, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

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

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash used in operating activities	$(29,972)	$(14,385)	$(7,743)
Cash used in investing activities	(59,328)	(8,264)	(299)
Cash provided by financing activities	106,307	17,419	9,003

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2016 was $30.0 million, consisting of a net loss of $37.2 million and a net change of $0.1 million in our net operating assets and liabilities, which were offset by non-cash charges of $7.3 million. The non-cash charges were primarily comprised of $4.2 million for the change in fair value associated with redeemable convertible preferred stock tranche liability, $2.1 million for stock-based compensation, $0.5 million for the change in fair value of convertible preferred stock warrant liability, and $0.3 million for depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to an increase of $1.8 million in prepaid and other current assets related to advance payments of costs for research activities during the current period and an increase of $1.6 million in the receivable related to the Australian research and development tax incentives, offset by a $3.3 million increase in our accounts payable and accrued expenses and other payables related to an increase in research and development activities.

Cash used in operating activities for the year ended December 31, 2015 was $14.4 million, consisting of a net loss of $14.9 million, which was partially offset by non-cash charges of $0.4 million and a net change of $0.1 million in our net operation assets and liabilities. The non-cash charges were primarily comprised of $0.6 million for the change in fair value of redeemable convertible preferred stock tranche liability, $0.2 million for depreciation and amortization expense, $0.1 million for stock-based compensation, offset by gain of $0.5 million for the change in fair value of convertible preferred stock warrant liability. The change in our net operating assets and liabilities was due primarily to an increase of $1.8 million in our accounts payable and accrued liabilities related to an increase in research and development activities, offset by $1.5 million increase in cash used for prepaid and other current assets related to payments associated with clinical trials and studies and a $0.2 million increase in a receivable related to the Australia research and development tax incentive.

Cash used in operating activities for the year ended December 31, 2014 was $7.7 million, consisting of a net loss of $11.1 million, which was partially offset by non-cash charges primarily of $2.1 million and a net increase of $1.3 million in our net operation assets and liabilities. The non-cash charges were primarily comprised of $1.8 million for the change in fair value of our convertible preferred stock tranche and warrant liabilities and $0.3 million for depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to decrease of $0.6 million in prepaid expenses and other current assets related to payments for research and development activities, an increase of $0.4 million in our accounts payable and accrued liabilities related to an increase in research and development activities and a $0.3 million increase in receivable related to the Australia research and development tax incentive.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2016 was $59.3 million, consisting of our purchase of available-for-sale securities of $73.2 million and our purchase of property and equipment of $0.4 million, partially offset by the proceeds from maturities of our available-for-sale securities of $14.2 million. The purchase of property and equipment was primarily related to the expansion of our laboratory and related equipment.

Cash used in investing activities for the year ended December 31, 2015 was $8.3 million, consisting of the purchase of available-for-sale securities of $7.9 million and our purchase of property and equipment of $0.4 million. The purchase of property and equipment was primarily related to the expansion of our laboratory and the purchase of related equipment.

Cash used in investing activities for the year ended December 31, 2014 was related to our purchase of property and equipment of $0.3 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the years ended December 31, 2016 was $106.3 million, consisting of net proceeds of $83.6 million from our initial public offering, net proceeds of $22.5 million from the issuance of redeemable convertible preferred stock and proceeds of $0.2 million from the issuance of common stock upon exercise of stock options.

Cash provided by financing activities for the years ended December 31, 2015 and 2014 was primarily related to proceeds from the issuance of redeemable convertible preferred stock of $17.4 million and $9.0 million, respectively.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2016:

	Payments Due by Period
Contractual Obligations:	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(In thousands)
Operating lease obligations	$368	$87	$—	$—	$455

Total contractual obligations	$368	$87	$—	$—	$455

In March 2017, we entered into a lease agreement for a new office and laboratory space in Newark, California to relocate our operations to a larger facility. The lease commencement date is July 1, 2017 and the lease expires on June 30, 2024. The aggregate minimum lease payments under the lease agreement will be approximately $13.4 million, and we are providing the landlord with a security deposit of $450,000.

We enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for pre-clinical studies and other services and products for operating purposes, which are cancelable at any time by us, generally upon 30 to 60 days prior written notice. These payments are not included in this table of contractual obligations.

In addition to the amounts set forth in the table above, we have certain obligations under licensing agreements with third parties contingent upon achieving various development, regulatory and commercial milestones. In October 2013, the collaboration program under our Research Collaboration and License Agreement with Zealand Pharma A/S (Zealand) was abandoned by Zealand. Pursuant to the terms of the agreement, we elected to assume the responsibility for the development and commercialization of the product candidate. Upon Zealand’s abandonment, Zealand assigned to us certain intellectual property arising from the collaboration and also granted us an exclusive license to certain background intellectual property rights of Zealand that relate to the products assumed by us. Upon the nomination of PTG-300 as a development candidate, we owed Zealand a payment of $250,000, which has been recognized within research and development expense in our consolidated statement of operations for the year ended December 31, 2016. If we initiate a Phase 1 clinical trial for PTG-300, we will pay Zealand an additional $250,000. We have the right, but not the obligation, to further develop and commercialize the product candidate and, if we successfully develop and commercialize PTG-300 without a partner, we will pay to Zealand up to an additional aggregate of $128.5 million for the achievement of certain development, regulatory and sales milestone events. In addition, we will pay to Zealand a low single digit royalty on worldwide net sales of the product. As the achievement and timing of these future milestone payments are not probable and estimable, such amounts have not been included on our consolidated balance sheets or in the contractual obligations table above.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined under SEC rules, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.

ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We adopted this standard effective December 31, 2016, and there was no impact related to the disclosures in our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which is intended to simplify and improve how deferred taxes are classified on the balance sheet. The guidance in this ASU eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet and now requires entities to classify all deferred tax assets and liabilities as noncurrent. The guidance is effective for annual periods beginning after December 15, 2016 and for interim periods within those annual periods though early adoption is permitted. We do not expect that the adoption of the guidance will have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, (with the exception of short-term leases) at the commencement date, lessees will be required to recognize a lease liability and a right-of-use asset. Lessor accounting is largely unchanged, while lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (January 1, 2019, for us). Early application is permitted. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. While we are currently evaluating the impact that the standard will have on our consolidated financial statements, we expect our non-cancellable operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities on our consolidated balance sheets, but we do not expect the adoption of the new standard to have a material impact on our results of operations.

In March 2016, the FASB issued ASU No. 2016-09 Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, the determination of forfeiture rates, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016 and early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-09 will have on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. The new standard replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2019 and early adoption is permitted for fiscal years and interim periods within those years beginning after December 15, 2018. We are currently evaluating the impact of this new guidance.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification of certain cash receipts and cash payments in the statements of cash flow to eliminate the diversity in practice related to eight specific cash flow issues. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of this new guidance.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash, which requires the presentation of changes in restricted cash or restricted cash equivalents on the statement of cash flows. This ASU is effective for the fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of this new guidance.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities.

We had $87.7 million and $11.9 million in cash, cash equivalents and available-for-sale securities as of December 31, 2016 and December 31, 2015, respectively. Cash and cash equivalents consist of cash, money market funds, commercial paper, and government bonds. Available-for-sale securities consist of corporate bonds, commercial paper, and government bonds. Short-term available-for-sale securities have maturities less than 365 days as of the balance sheet date. Long-term available-for-sale securities have maturities greater than 365 days as of the balance sheet date. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been material. We had no outstanding debt as of December 31, 2016.

Approximately $1.9 million and $0.6 million of our cash balance was located in Australia as of December 31, 2016 and December 31, 2015, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.

Item 8.	Financial Statements and Supplementary Data

PROTAGONIST THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Protagonist Therapeutics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Protagonist Therapeutics, Inc. and its subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 7, 2017

PROTAGONIST THERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$21,084	$4,055
Restricted cash	10	10
Available-for-sale securities - current	56,515	7,868
Research and development tax incentive receivable	2,241	715
Prepaid expenses and other current assets	3,394	1,558

Total current assets	83,244	14, 206
Property and equipment, net	562	609
Available-for-sale securities - noncurrent	10,150	—
Other assets	34	30

Total assets	$93,990	$14,845

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,163	$1,247
Accrued expenses and other payables	5,272	1,879

Total current liabilities	6,435	3,126
Redeemable convertible preferred stock tranche liability	—	1,643
Redeemable convertible preferred stock warrant liability	—	480

Total liabilities	6,435	5,249
Commitments and contingencies
Redeemable convertible preferred stock, $0.00001 par value: no shares and 126,374,911 shares authorized as of December 31, 2016 and 2015, respectively; no shares and 77,185,117 shares issued and outstanding as of December 31, 2016 and 2015, respectively	—	36,996
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value, 10,000,000 and no shares authorized as of December 31, 2016 and 2015, respectively; and no shares issued and outstanding as of December 31, 2016 and 2015	—	—
Common stock, $0.00001 par value, 90,000,000 and 160,000,000 shares authorized as of December 31, 2016 and, 2015, respectively; 16,722,280 and 272,409 shares issued and outstanding as of December 31, 2016 and 2015, respectively	—	—
Additional paid-in capital	152,393	118
Accumulated other comprehensive loss	(245)	(102)
Accumulated deficit	(64,593)	(27,416)

Total stockholders’ equity (deficit)	87,555	(27,400)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$93,990	$14,845

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Operating expenses:
Research and development	$25,705	$11,831	$7,459
General and administrative	6,961	2,963	1,860

Total operating expenses	32,666	14,794	9,319

Loss from operations	(32,666)	(14,794)	(9,319)
Interest income	242	19	16
Change in fair value of redeemable convertible preferred stock tranche and warrant liabilities	(4,719)	(83)	(1,769)
Other expense	(34)	—	—

Net loss	$(37,177)	$(14,858)	$(11,072)

Net loss attributable to common stockholders	$(37,735)	$(14,933)	$(11,218)

Net loss per share attributable to common stockholders, basic and diluted	$(5.80)	$(59.32)	$(49.38)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	6,501,796	251,717	227,197

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(37,177)	$(14,858)	$(11,072)
Other comprehensive loss:
(Loss) gain on translation of foreign operations	(76)	3	(54)
Unrecognized loss on available-for-sale securities	(67)	(5)	—

Comprehensive loss	$(37,320)	$(14,860)	$(11,126)

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	24,037,500	$9,122	226,009	$—	$135	$(46)	$(1,483)	$(1,394)
Issuance of Series B redeemable convertible preferred stock	18,000,000	9,000	—	—	—	—	—	—
Settlement of fair value of series B redeemable convertible preferred stock tranche liability	—	2,308	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	146	—	—	(143)	—	(3)	(146)
Stock-based compensation expense	—	—	—	—	42	—	—	42
Issuance of common stock upon the exercise of options	—	—	2,548	—	3	—	—	3
Other comprehensive loss	—	—	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	—	—	(11,072)	(11,072)

Balance at December 31, 2014	42,037,500	20,576	228,557	—	37	(100)	(12,558)	(12,621)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $138 and reclassification of $1,017 to redeemable convertible preferred stock tranche liability	35,147,617	16,345	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	75	—	—	(75)	—	—	(75)
Stock-based compensation expense	—	—	—	—	99	—	—	99
Issuance of common stock upon the exercise of options	—	—	43,852	—	57	—	—	57
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(14,858)	(14,858)

Balance at December 31, 2015	77,185,117	36,996	272,409	—	118	(102)	(27,416)	(27,400)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs	45,189,794	22,488	—	—	—	—	—	—
Settlement of fair value of redeemable convertible preferred stock tranche liability	—	5,837	—	—	—	—	—	—
Exercise of redeemable convertible preferred stock warrant liability	1,999,998	1,025	—	—	—	—	—	—
Accretion of redemption of convertible preferred stock to redemption value	—	558	—	—	(558)	—	—	(558)
Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	(124,374,909)	(66,904)	8,577,571	—	66,904	—	—	66,904
Issuance of common stock upon initial public offering, net of issuance costs	—	—	7,752,972	—	83,648	—	—	83,648
Stock-based compensation expense	—	—	—	—	2,130	—	—	2,130
Issuance of common stock upon the exercise of options	—	—	119,328	—	151	—	—	151
Other comprehensive loss	—	—	—	—	—	(143)	—	(143)
Net loss	—	—	—	—	—	—	(37,177)	(37,177)

Balance at December 31, 2016	—	$—	16,722,280	$—	$152,393	$(245)	$(64,593)	$87,555

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTITIVIES
Net loss	$(37,177)	$(14,858)	$(11,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	317	247	258
Loss on disposal of property and equipment	34	—	—
Amortization of premium on available-for-sale securities	117	(8)	—
Stock-based compensation	2,130	99	42
Change in fair value associated with redeemable convertible preferred stock tranche liability	4,194	626	897
Change in fair value of redeemable convertible preferred stock warrant liability	525	(543)	872
Changes in operating assets and liabilities:
Research and development tax credit receivable	(1,588)	(192)	259
Prepaid expenses and other current assets	(1,800)	(1,502)	604
Other assets	(4)	(30)	—
Accounts payable	(115)	898	179
Accrued expenses and other payables	3,395	878	218

Net cash used in operating activities	(29,972)	(14,385)	(7,743)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of available-for-sale securities	(73,169)	(7,865)	—
Purchase of property and equipment	(379)	(399)	(299)
Proceeds from maturities of available-for-sale securities	14,188	—	—
Proceeds from sale of property and equipment	32	—	—

Net cash used in investing activities	(59,328)	(8,264)	(299)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	22,488	17,362	9,000
Proceeds from issuance of redeemable convertible preferred stock upon exercise of preferred stock warrant liability	20	—	—
Proceeds from issuance of common stock upon exercise of stock options	151	57	3
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	83,648	—	—

Net cash provided by financing activities	106,307	17,419	9,003

Effect on exchange rate changes on cash and cash equivalents	22	(39)	(97)
Net increase (decrease) in cash and cash equivalents	17,029	(5,269)	864
Cash and cash equivalents, beginning of year	4,055	9,324	8,460

Cash and cash equivalents, end of year	$21,084	$4,055	$9,324

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING INFORMATION:
Settlement of fair value of redeemable convertible preferred stock liability	$5,837	$—	$2,308

Tranche liability in connection with the Series C redeemable convertible preferred stock financing	$—	$1,017	$—

Accretion of redeemable convertible preferred stock	$558	$75	$146

Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	$66,904	$—	$—

Reclassification of preferred stock warrant liability to equity	$1,005	$—	$—

Purchase of property and equipment in accounts payable	$21	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

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

Reverse Stock Split

In July 2016, the Company’s board of directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of the Company’s issued and outstanding common stock at a 1-for-14.5 ratio, which was effected on August 1, 2016. The par value and authorized shares of common stock and convertible preferred stock were not adjusted as a result of the reverse split. All issued and outstanding common stock, options to purchase common stock and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented. The consolidated financial statements have also been retroactively adjusted to reflect a proportional adjustment to the conversion ratio for each series of preferred stock in connection with the reverse stock split.

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

Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of $64.6 million as of December 31, 2016. The Company’s ultimate success depends on the outcome of its research and development activities. The Company expects to incur additional losses and negative cash flows for the foreseeable future and it anticipates the need to raise additional capital to fully implement its business plan. The Company intends to raise such capital through the issuance of additional equity and/or strategic alliances with partner companies. As of December 31, 2016, the Company had $87.7 million of cash, cash equivalents and available-for-sale securities and management believes the existing cash, cash equivalents and available-for-sale securities will be sufficient to meet the Company’s anticipated operating and capital expenditure requirements.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Protagonist Pty Ltd and have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). All intercompany balances and transactions have been eliminated in consolidation.

The financial statements of Protagonist Pty Ltd use the Australian dollar as the functional currency since the majority of expense transactions occur in such currency. Gains and losses from foreign currency transactions were not material for all periods presented. The re-measurement from Australian dollar to U.S. dollars is outlined below:

a.	Equity accounts, except for the change in retained earnings during the year, have been translated using historical exchange rates.

b.	All other Australian dollar denominated assets and liabilities as of December 31, 2016 and 2015 have been translated using the year-end exchange rate.

c.	The consolidated statements of operations have been translated at the weighted average exchange rates in effect during each year, except for depreciation, which has been translated at historical exchange rates.

Foreign currency translation gains and losses are reported as a component of stockholders’ equity (deficit) in accumulated other comprehensive loss on the consolidated balance sheets.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to accruals for research and development activities, fair value of redeemable convertible preferred stock tranche liability, fair value of redeemable convertible preferred stock warrant liability, fair value of common stock, stock-based compensation and income taxes. Management bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results may differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and available-for-sale securities. Substantially all the Company’s cash is held by one financial institution that management believes is of high credit quality. Such deposits may, at times, exceed federally insured limits.

Cash Equivalents

Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of amounts invested in money market funds, commercial paper and government bonds.

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

Fair Value of Financial Instruments

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). The carrying amount of the Company’s financial instruments, including cash equivalents, accounts payable and accrued expenses and other payables approximate fair value due to their short term maturities. See Note 3. Fair Value Measurements regarding the fair value of the Company’s other financial assets and liabilities.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected in operations in the period realized.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, primarily comprised of property and equipment, for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets for any of the periods presented.

Accrued Research and Development Costs

The Company accrues for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and include these costs in accrued expenses and other payables in the consolidated balance sheets and within research and development expense in the consolidated statements of operations. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed, number of patients enrolled, and the rate of patient enrollments may vary from the Company’s estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations.

Comprehensive Loss

Comprehensive loss represents all changes in stockholders’ equity (deficit) except those resulting from and distributions to stockholders. The Company’s foreign currency translation and unrealized gains and losses on available-for-sale securities represent the only components of other comprehensive loss that are excluded from the reported net loss and that are presented in the consolidated statements of comprehensive loss.

Income Taxes

The Company uses the asset and liability method to account for income taxes in accordance with the authoritative guidance for income taxes. Under this method, deferred tax assets and liabilities are determined based on future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. To date, there have been no interest or penalties recorded in relation to the unrecognized tax benefits.

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

Under certain conditions, research and development activities conducted outside Australia (“overseas finding”) also qualify for the research and development tax incentive. Funds received for overseas finding are at a risk of clawback until substantiation that less than 50% research and development expenditures for a project will be incurred overseas. A deferred tax incentive is recorded upon the cash receipt of the overseas finding funds and a reduction of research and development expenses is not recognized until the Company can substantiate that more than 50% of the total project expenditure will occur in Australia.

When there is reasonable assurance that the grant will be received with remote risk of clawback, the relevant expenditure has been incurred, and the consideration can be reliably measured, the Company records the research and development incentive, including the overseas finding funds, as research and development tax incentive receivable and a reduction of research and development expenses for the balance to reflect that the funds are owed to the Company for the year the eligible costs are incurred.

SBIR Grants

The Company has been awarded Small Business Innovation Research (“SBIR”) grants from the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health (“NIH”) in support of its research activities. The Company records the eligible costs incurred under the SBIR grants as a reduction of research and development expenses.

Redeemable Convertible Preferred Stock Tranche Liability

The Company has determined that the Company’s obligation to issue additional shares of the Company’s redeemable convertible preferred stock represents a freestanding financial instrument, which was accounted for as a liability. The freestanding redeemable convertible preferred stock tranche liability was initially recorded at fair value, with fair value changes recognized in the consolidated statements of operations. At the time of the exercise or expiration of the option, any remaining value of the redeemable convertible preferred stock tranche liability is reclassified to redeemable convertible preferred stock with no further remeasurement required.

Redeemable Convertible Preferred Stock Warrant Liability

The Company has accounted for its freestanding warrants to purchase shares of the Company’s redeemable convertible preferred stock as liabilities at fair value upon issuance. At the end of each reporting period, changes in estimated fair value during the period are recorded in the consolidated statements of operations. The Company continued to adjust the warrant liability for changes in fair value until the earlier of the exercise of the warrants or expiration on May 10, 2016, and no further remeasurement is required.

Stock-based Compensation

The Company measures its stock-based awards made to employees based on the estimated fair values of the awards as of the grant date using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized over the requisite service period using the straight-line method and is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As such, the Company’s stock-based compensation is reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense for options granted to non-employees as consideration for services received is measured on the date of performance at the fair value of the consideration received or the fair value of the equity instruments issued, using the Black-Scholes option-pricing model, whichever can be more reliably measured. Compensation expense for options granted to non-employees is periodically remeasured as the underlying options vest.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company adopted this guidance effective December 31, 2016, and there was no impact on the disclosures to its consolidated financial statements.

In November 2015, FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which is intended to simplify and improve how deferred taxes are classified on the balance sheet. The guidance in this ASU eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet and now requires entities to classify all deferred tax assets and liabilities as noncurrent. The guidance is effective for annual periods beginning after December 15, 2016 and for interim periods within those annual periods though early adoption is permitted. The Company does not expect that the adoption of the guidance will have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, (with the exception of short-term leases) at the commencement date, lessees will be required to recognize a lease liability and a right-of-use asset. Lessor accounting is largely unchanged, while lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (January 1, 2019, for us). Early application is permitted. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. While the Company is currently evaluating the impact that the guidance will have on its consolidated financial statements, the Company expects the non-cancellable operating lease commitments will be subject to the new guidance and recognized as right-of-use assets and operating lease liabilities on the Company’s consolidated balance sheets, but the Company does not expect the adoption of the new guidance to have a material impact on the Company’s results of operations.

In March 2016, the FASB issued ASU 2016-09 Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, the determination of forfeiture rates, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-09 will have on its consolidated financial statements and related disclosures.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash, which requires the presentation of changes in restricted cash or restricted cash equivalents on the statement of cash flows. This ASU is effective for the fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of this new guidance.

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

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$11,270	$—	$—	$11,270
Corporate bonds	—	21,841	—	21,841
Commercial paper	—	10,769	—	10,769
Governmental bonds	—	41,289	—	41,289

Total financial assets	$11,270	$73,899	$—	$85,169

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,136	$—	$—	$2,136
Corporate bonds	—	7,368	—	7,368
Commercial paper	—	500	—	500

Total financial assets	$2,136	$7,868	$—	$10,004

Liabilities:
Redeemable convertible preferred stock tranche liability	$—	$—	$1,643	$1,643
Redeemable convertible preferred stock warrant liability	—	—	480	480

Total financial liabilities	$—	$—	$2,123	$2,123

The corporate bonds, commercial paper and government bonds are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

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

The redeemable convertible preferred stock tranche liability stems from the initial sale of the Company’s Series C redeemable convertible preferred stock wherein the Company was obligated to sell additional shares in subsequent closings contingent upon a majority of the stockholders of the outstanding redeemable convertible preferred stock and/or the achievement of certain development milestones. The subsequent closings were deemed to be freestanding financial instruments that were at the option of the holders. The Company estimated the fair value of this liability using a one-step binomial lattice model in combination with the Option Pricing Model. The change in fair value was recognized as a gain or loss in the consolidated statements of operations. See Note 10 for further discussion on the redeemable convertible preferred stock tranche liability and related valuations.

The determination of the fair value of the redeemable convertible preferred stock warrant liability is discussed in Note 8. Generally, increases or decreases in the fair value of the underlying redeemable convertible preferred stock would result in a directionally similar impact in the fair value measurement of the warrant liability.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

	Year Ended December 31,
	2016	2015
Redeemable Convertible Preferred Stock Tranche Liability:
Beginning balance	$1,643	$—
Issuance of Series C redeemable convertible preferred stock tranche liability	—	1,017
Change in fair value upon revaluation	4,194	626
Settlement of redeemable convertible preferred stock tranche liability due to the issuance of Series C redeemable convertible preferred stock	(5,837)	—

Ending balance	$—	$1,643

	Year Ended December 31,
	2016	2015
Redeemable Convertible Preferred Stock Warrant Liability:
Beginning balance	$480	$1,023
Change in fair value upon revaluation	525	(543)
Reclassification of redeemable convertible preferred stock warrant liability to redeemable convertible preferred stock	(1,005)	—

Ending balance	$—	$480

4. Balance Sheet Components

Cash Equivalents and Available-for-sale Securities

Cash equivalents and available-for-sale securities consisted of the following (in thousands):

	December 31, 2016
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$11,270	$—	$—	$11,270
Corporate bonds	21,886	—	(45)	21,841
Commercial paper	10,769	—	—	10,769
Government bonds	41,316	2	(29)	41,289

Total cash equivalents and available-for-sale securities	$85,241	$2	$(74)	$85,169

Classified as:
Cash equivalents				$18,504
Available-for-sale securities - current				56,515
Available-for-sale securities - noncurrent				10,150

Total cash equivalents and available-for-sale securities				$85,169

	December 31, 2015
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$2,136	$—	$—	$2,136
Corporate bonds	7,373	—	(5)	7,368
Commercial paper	500	—	—	500

Total cash equivalents and available-for-sale securities	$10,009	$—	$(5)	$10,004

Classified as:
Cash equivalents				$2,136
Available-for-sale securities - current				7,868

Total cash equivalents and available-for-sale securities				$10,004

All available-for-sale securities - current held as of December 31, 2016 and December 31, 2015 had contractual maturities of less than one year. All available securities – noncurrent held as of December 31, 2016 had contractual maturities of greater than one year but less than two years. There have been no material realized gains or losses on available-for-sale securities for the periods presented.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2016	2015
Prepaid clinical and research related expenses	$2,488	$1,253
Other	906	305

Prepaid expenses and other current assets	$3,394	$1,558

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2016	2015
Laboratory equipment	$1,650	$1,452
Furniture and computer equipment	163	140
Leasehold improvements	62	48

Total property and equipment	1,875	1,640
Less: accumulated depreciation and amortization	(1,313)	(1,031)

Property and equipment, net	$562	$609

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $317,000, $247,000 and $258,000, respectively. As of December 31, 2016 and 2015, $8,000 and $51,000, respectively, property and equipment, net, were located in Australia. The remainder of the assets are located in the United States.

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	December 31,
	2016	2015
Accrued clinical and research related expenses	$3,617	$976
Accrued employee related expenses	1,420	754
Other	235	149

Total accrued expenses and other payables	$5,272	$1,879

5. Research Collaboration and License Agreement

In October 2013, the Company’s former collaboration partner decided to abandon a collaboration program with the Company and, pursuant to the terms of the agreement between the Company and the former collaboration partner, the Company elected to assume the responsibility for the development and commercialization of the product. Upon the former collaboration partner’s abandonment, it assigned to the Company certain intellectual property arising from the collaboration and also granted the Company an exclusive license to certain background intellectual property rights of the former collaboration partner that relate to the products assumed by the Company. Upon the nomination of PTG-300 as a development candidate, the Company owed the former collaboration partner a payment of $250,000. If the Company initiates a Phase 1 clinical trial for PTG-300, it will pay the former collaboration partner an additional $250,000. The Company has the right, but not the obligation, to further develop and commercialize the products and, if the Company successfully develops and commercializes PTG-300 without a partner, the Company will pay to the former collaboration partner up to an additional aggregate of $128.5 million for the achievement of certain development, regulatory and sales milestone events. In addition, the Company will pay to the former collaboration partner a low single digit royalty on worldwide net sales of the product until the later of ten years from the first commercial sale of the product or the expiration of the last patent covering the product. For the year ended December 31, 2016, the Company recorded research and development expense of $250,000 under this agreement. There were no such costs incurred for the years ended December 31, 2015 or 2014.

6. Government Programs

Research and Development Tax Incentive

The Company recognized AUD 5.3 million ($4.0 million), AUD 978,000 ($736,000) and AUD 639,000 ($577,000) as a reduction of research and development expenses for the years ended December 31, 2016, 2015 and 2014, respectively, in connection with the research and development tax incentive from Australia. As of December 31, 2016 and December 31, 2015, the research and development tax incentive receivable was AUD 3.1 million ($2.2 million) and AUD 978,000 ($715,000), respectively.

In March 2016, the Company received AUD 237,000 ($182,000) for overseas findings and recorded the funds as deferred tax incentive in accrued expenses and other payables on the consolidated balance sheet due to the possibility that the funds could have to be repaid. In October 2016, the Company received AUD 3.0 million ($2.2 million) including interest, in connection with the Australian research and development tax incentive. Of the funds received, AUD 1.0 million ($0.7 million) reduced the research and development tax incentive receivable and AUD 2.0 million ($1.5 million), which was for overseas findings, was recorded as deferred tax incentive in accrued expenses and other payables on the consolidated balance sheet due to the risk of clawback.

In December 2016, the Company’s research and development project under the AusIndustry research and development tax incentive program was complete and the Company substantiated that more than 50% of the total project expenditures occurred in Australia. Therefore, the overseas finding related incentive amounts are not deemed to be at risk of clawback and the Company recognized AUD 2.2 million ($1.6 million) as a reduction of research and development expenses for the overseas findings received in 2016.

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

The Company recognizes contra research and development when expenses related to the grants have been incurred and the grant funds become contractually due from NIH. The Company recorded $169,000 and $155,000 as a reduction of research and development expenses for the years ended December 31, 2016 and 2015, respectively. The Company recorded a receivable for $100,000 and $155,000 as of December 31, 2016 and 2015, respectively, to reflect the eligible costs incurred under the grants that are contractually due to the Company and such amounts are included in the prepaid expenses and other current assets on the consolidated balance sheets.

7. Commitments and Contingencies

Lease Arrangements

The Company leases its facility under a noncancelable operating lease that expires in April 2018. The Company has provided a security deposit of $30,000 as collateral for the lease, which is included in other assets on the consolidated balance sheets.

The following table summarizes the Company’s future minimum lease payments as of December 31, 2016 (in thousands):

Year Ending December 31:	Amount
2017	$368
2018	87

Total	$455

The Company’s rent expense was $408,000, $280,000 and $184,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Rent expense is recognized on a straight-line basis over the term of the leases and accordingly, the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

Indemnifications

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by California corporate law. The Company currently has directors’ and officers’ insurance. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to the indemnification agreements. The Company believes that the fair value of these indemnification agreements is minimal and has not accrued any amounts for the obligations.

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

The Company recorded a charge of $525,000 and $872,000 for the years ended December 31, 2016 and 2014, respectively, representing the increase in the fair value of the redeemable convertible preferred stock warrant liability in the consolidated statements of operations. The Company recorded a gain of $543,000 for the year ended December 31, 2015, representing the decrease in the fair value of the redeemable convertible preferred stock warrant liability in the consolidated statements of operations.

9. Redeemable Convertible Preferred Stock

In April 2016, 1,999,998 shares of Series B redeemable convertible preferred stock were issued in connection with the exercise of warrants for cash proceeds of $20,000.

Following the closing of the IPO, all outstanding shares of the redeemable convertible preferred stock converted into 8,577,571 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of redeemable convertible preferred stock outstanding as of December 31, 2016.

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

As only the passage of time was required for Series A, B and C to become redeemable, the Company was accreting the carrying value of Series A, B and C to their redemption value over the period from the respective date of issuance to July 2022, (the earliest redemption date) up to the IPO date. In the event of a change of control of the Company, proceeds would be distributed in accordance with the liquidation preferences set forth in the Company’s Amended and Restated Certificate of Incorporation unless the holders of redeemable convertible preferred stock had converted their redeemable convertible preferred stock into shares of common stock. Therefore, redeemable convertible preferred stock was classified outside of stockholders’ equity (deficit) on the consolidated balance sheets, as Series A, B and C redeemable convertible preferred stock can be redeemed and as events triggering the liquidation preferences were not solely within the Company’s control.

The Company recorded $558,000, $75,000, and $146,000 for the accretion of the redeemable convertible preferred stock during the years ended December 31, 2016, 2015, and 2014, respectively. The accretion was recorded as an offset to the additional paid in capital until such balance was depleted and any remaining accretion was recorded to accumulated deficit.

10. Redeemable Convertible Preferred Stock Tranche Liability

In August 2014, the Company completed the closing of the Series B Second Tranche and issued 18,000,000 shares of Series B redeemable convertible preferred stock for gross cash proceeds of $9.0 million. At this time the Series B redeemable convertible preferred stock liability was remeasured at $2.3 million using a one-step binomial lattice model in combination with option pricing method based on the following assumptions: 100% probability of achievement of the development milestones, stock price of $0.50 per share, expected term of 0 years and risk-free rate of 0.5%. Upon the closing of the Series B Second Tranche, the Series B redeemable convertible preferred stock liability was terminated and the balance of the liability of $2.3 million was reclassified to redeemable convertible preferred stock.

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

For the years ended December 31, 2016, 2015 and 2014, the Company recorded a charge of $4.2 million, $626,000 and $897,000, respectively, for the change in the fair value of the redeemable convertible preferred stock liability in the consolidated statements of operations.

11. Common Stock

The Company had reserved shares of common stock for issuance, on an as-converted basis, as follows:

	December 31,
	2016	2015
Redeemable convertible preferred stock outstanding	—	5,323,103
Options issued and outstanding	2,393,829	833,178
Options available for future grants	164,328	147,219
Redeemable convertible preferred stock warrants	—	275,861

Total	2,558,157	6,579,361

12. Equity Plans

Equity Incentive Plan

In May 2007, the Company established its 2007 Stock Option and Incentive Plan (the “2007 Plan”) which provides for the granting of stock options to employees and consultants of the Company. Options granted under the 2007 Plan may be either incentive stock options (ISOs) or nonqualified stock options (NSOs). ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees and consultants. Options under the 2007 Plan have a term of ten years and generally vest over a four-year period with one-year cliff vesting.

In July 2016, the Company’s board of directors and stockholders approved the 2016 Equity Incentive Plan (the “2016 Plan”) to replace the 2007 Stock Option Plan and became effective upon the IPO. The 2016 Plan is administered by the Board of Directors or a committee appointed by the Board of Directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Under the 2016 Plan, 1,200,000 shares of the Company’s common stock have been initially reserved for the issuance of stock options, restricted stock units and other awards to employees, directors and consultants. Options granted under the 2016 Plan expire no later than 10 years from the date of grant. The exercise price of each option may not be less than 100% of the fair market value of the common stock at the date of grant. Options may be granted to stockholders possessing more than 10% of the total combined voting power of all classes of stocks of the Company at an exercise price at least 110% of the fair value of the common stock at the date of grant and the options are not exercisable after the expiration of 10 years from the date of grant. Employee stock options generally vest 25% upon one year of continued service to the Company, with the remainder in monthly increments over three additional years. Upon adoption of the 2016 Plan, no additional stock awards will be issued under the 2007 Stock Option Plan. Options granted under the 2007 Stock Option Plan that were outstanding on the date the 2016 plan became effective remain subject to the terms of the 2007 Stock Option Plan. The number of options available for grant under the 2007 Plan was ceased and the number was added to the common stock reserved for issuance under the 2016 Plan. As of December 31, 2016, the Company has reserved 1,200,000 shares of common stock for issuance under the 2016 Plan.

Stock Options

Activity under the Company’s equity incentive plans is set forth below:

			Options Outstanding
	Options Available for Grant	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
					(in thousands)
Balances at December 31, 2013	70,082	284,879	$1.10	7.92
Additional options authorized	240,425	—
Options granted	(199,519)	199,519	1.83
Options exercised	—	(2,548)	1.30
Options forfeited	5,844	(5,844)	1.13

Balances at December 31, 2014	116,832	476,006	1.40	8.04
Additional options authorized	431,411	—
Options granted	(408,623)	408,623	1.24
Options exercised	—	(43,852)	1.30
Options forfeited	7,599	(7,599)	1.40

Balances at December 31, 2015	147,219	833,178	1.33	8.56
Additional options authorized	1,697,088	—
Options granted	(1,679,979)	1,679,979	14.24
Options exercised	—	(119,328)	1.28

Balances at December 31, 2016	164,328	2,393,829	$10.39	8.79	$27,820

Options exercisable – December 31, 2016		492,714	$5.19	7.70	$8,286

Options vested and expected to vest – December 31, 2016		2,369,135	$10.37	8.79	$27,596

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock on December 31, 2016. The aggregate intrinsic value of options exercised was $169,000 for the year ended December 31, 2016. The aggregate intrinsic value of options exercised was immaterial for the years ended December 31, 2015 and 2014, respectively.

During the years ended December 31, 2016, 2015, and 2014 the estimated weighted-average grant-date fair value of common stock underlying options granted was $8.20, $0.69, and $0.82 per share, respectively.

Employee Stock Options Valuation

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected term (in years)	4.16 – 5.95	5.89	6.08
Expected volatility	62.5 – 64.8%	59.8%	64.7%
Risk-free interest rate	1.27 – 1.79%	1.57 – 1.58%	1.89%
Dividend yield	—	—	—

Prior to the completion of the Company’s IPO, the fair value of the Company’s shares of common stock underlying its stock options had historically been determined by the Company’s Board of Directors. Because there had been no public market for the Company’s common stock prior to August 2016, the Company’s Board of Directors had determined fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including important developments in the Company’s operations, valuations performed by an independent third party, sales of redeemable convertible preferred stock, actual operating results and financial performance, the conditions in the biotechnology industry and the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of the Company’s common stock, among other factors. For stock options granted after the completion of the IPO, the Company’s Board of Directors determined the fair value of each share of underlying common stock based on the closing price of the Company’s common stock as reported on the date of grant.

In determining the fair value of the options granted, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Expected Term—The Company’s expected term represents the period that the Company’s options granted are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term). The Company has very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants.

Expected Volatility—Since the Company does not have a long trading history for its common stock, the expected volatility is estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

Stock Options Granted to Non-employees

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The fair value of the stock options granted was calculated at each reporting date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected term (in years)	6.59 –9.97	6.8	9.4
Expected volatility	62.5 – 62.8%	59.8%	64.7%
Risk-free interest rate	1.29 – 1.79%	1.95%	2.34%
Dividend yield	—	—	—

During the years ended December 31, 2016, 2015, and 2014 the Company granted 59,647, 4,816, and 11,805 shares, respectively, to non-employee consultants. The Company recorded stock-based compensation expense during the years ended December 31, 2016, 2015, and 2014 of $505,000, $15,000, and $5,000, respectively.

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

The fair value of the rights granted under the 2016 ESPP was calculated using the Black-Scholes option-pricing model with the following assumptions:

Year Ended
December 31, 2016
Expected term (in years)	0.60
Expected volatility	52.48%
Risk-free interest rate	0.45%
Dividend yield	—

Stock-Based Compensation

Total stock-based compensation expense recognized for both employees and non-employees for stock options and the 2016 ESPP was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Research and development	$1,080	$39	$17
General and administrative	1,050	60	25

Total stock-based compensation expense	$2,130	$99	$42

As of December 31, 2016 there was $12.6 million of total unrecognized stock-based compensation costs related to stock options that the Company expects to recognize over a period of approximately 3.12 years.

13. 401(k) Plan

In March 2012, the Company adopted a retirement and savings plan under Section of 401(k) of Internal Revenue Code (the 401(k) Plan) covering all employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the IRS. The Company does not make matching contributions to the 401(k) plan on behalf of participants.

14. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2016, 2015 and 2014. The Company has incurred net operating losses for all the periods presented. The Company has not reflected any benefit of such net operating loss carryforwards in the consolidated financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The following table presents domestic and foreign components of net loss for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	$(34,977)	$(10,483)	$(9,515)
Foreign	(2,200)	(4,375)	(1,557)

Total net loss	$(37,177)	$(14,858)	$(11,072)

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	6.5	(2.7)	4.1
Warrant revaluation	(4.3)	(0.2)	(5.5)
Foreign tax rate difference	(1.6)	(11.8)	(6.8)
Change in valuation allowance	(36.0)	(19.9)	(26.5)
Other	1.4	0.6	0.7

Provision for income taxes	0.0%	0.0%	0.0%

The components of the deferred tax assets are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$21,501	$9,513
Depreciation and amortization	419	480
Accruals/other	908	293
Research and development credits & foreign credits	1,143	285

Total deferred tax assets	23,971	10,571
Valuation allowance	(23,971)	(10,571)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. The Company has established a valuation allowance to offset deferred tax assets as of December 31, 2016 and 2015 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The valuation allowance increased by approximately $13.4 million, $3.0 million and $2.9 million during the year ended December 31, 2016, 2015 and 2014, respectively. The increase in the valuation allowance is mainly related to the increase in net operating loss carryforwards incurred during the respective taxable years.

At December 31, 2016, the Company had net operating loss carryforwards for federal income tax purposes of approximately $48.0 million which are available to offset future taxable income, if any, through 2033 and net operating loss carryforwards for state income tax purposes of approximately $37.7 million which are available to offset future taxable income, if any, through 2033.

At December 31, 2016 the Company also had accumulated Australian tax losses of $9.2 million available for carry forward against future earnings which, under relevant tax laws, do not expire but may not be available under certain circumstances. As of December 31, 2016, the Company also had $1.1 million of federal and $0.6 million of state research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2035, if not utilized. The state research and development tax credits have no expiration date.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change may be significantly reduced. The Company’s deferred tax asset and related valuation allowance would be reduced as a result.

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense, as necessary.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$805	$—	$—
Additions based on tax positions related to in prior years	707	690	—
Additions based on tax positions related to current year	619	115	—

Balance at end of year	$2,131	$805	$—

The Company does not expect that its uncertain tax positions will materially change in the next twelve months. The reversal of the uncertain tax benefits would not impact the Company’s effective tax rate as the Company continues to maintain a full valuation allowance against its deferred tax assets.

The Company files income tax returns in the United States federal jurisdiction, the State of California and Australia. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. The Company’s tax returns for 2012 through 2016 remain open for examination due to the carryover of unused net operating losses and tax credits.

15. Net Loss per Share Attributable to Common Stockholders

As the Company had net losses for the years ended December 31, 2016, 2015 and 2014, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net loss	$(37,177)	$(14,858)	$(11,072)
Accretion of redeemable convertible preferred stock	(558)	(75)	(146)

Net loss attributable to common stockholders	$(37,735)	$(14,933)	$(11,218)

Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	6,501,796	251,717	227,197

Net loss per share attributable to common stockholders, basic and diluted	$(5.80)	$(59.32)	$(49.38)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share calculations for the years ended December 31, 2016, 2015 and 2014, because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2016	2015	2014
Redeemable convertible preferred stock on an as-converted basis	—	5,323,103	2,899,134
Options to purchase common stock	2,393,829	833,178	476,006
Warrants to purchase redeemable convertible preferred stock on an as-converted basis	—	275,861	275,861

Total	2,393,829	6,432,142	3,651,001

16. Subsequent Events

In March 2017, the Company entered into a lease agreement for a new office and laboratory space in Newark, California to relocate its operations to a larger facility. The lease commencement date is July 1, 2017 and the lease expires on June 30, 2024. The Company aggregate minimum lease payments totaling $13.4 million under the lease agreement and will provide the landlord with a letter of credit as the security deposit of $450,000.

17. Supplementary Financial Data (unaudited)

The following table presents the selected quarterly financial data for the years ended December 31, 2016 and 2015:

	Consolidated Statements of Operations
	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2016
Loss from operations	$(7,040)	$(7,091)	$(7,138)	$(11,397)
Net loss	$(11,747)	$(7,098)	$(7,084)	$(11,248)
Net loss per share of common stock attributable to common stockholders, basic and diluted	$(40.96)	$(19.07)	$(0.87)	$(0.67)
2015
Loss from operations	$(2,689)	$(3,083)	$(4,021)	$(5,001)
Net loss	$(2,697)	$(3,219)	$(3,449)	$(5,493)
Net loss per share of common stock attributable to common stockholders, basic and diluted	$(11.75)	$(13.78)	$(12.79)	$(20.31)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2016 to provide reasonable assurance because of the material weaknesses in our internal controls over financial reporting as described below.

Exemption from management’s report on internal control over financial reporting for the fiscal year ended December 31, 2016

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting on an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Material Weaknesses

In connection with the audit of our consolidated financial statements for the years ended December 31, 2015 and 2014, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The first material weakness related to a deficiency in the operation of our internal controls over the accounting for non-routine, complex equity transactions, which resulted in material post-closing adjustments to the convertible preferred stock, additional paid-in capital, interest expense, and gain from modification of the redeemable convertible preferred stock balances in the consolidated financial statements for the year ended December 31, 2013. Our lack of adequate accounting personnel has resulted in the identification of a second material weakness in our internal control over financial reporting for the years ended December 31, 2015 and 2014. Specifically, we did not, and have not historically, appropriately design and implement controls over the review and approval of manual journal entries and the related supporting journal entry calculations.

Remediation Plans

While we intend to implement a plan to remediate the material weaknesses, we have not completed the implementation of this plan as of December 31, 2016. Accordingly, we continue to have the material weaknesses as of December 31, 2016. We can give no assurance that our current and planned implementation will remediate this deficiency in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our plan to remediate the material weaknesses includes implementing a new accounting software system, adding additional accounting personnel and performing a review of manual journal entries. We identified and began implementation of an accounting system to improve our information systems related controls, which went into production in early 2017. We have recruited and intend to continue to recruit additional finance and accounting personnel as needed to enhance segregation of duties, we will continue to utilize consultants with technical accounting expertise as needed, and we will establish formal written policies for our accounting function.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Entry into a Material Definitive Agreement.

On March 6, 2017, we entered into a Lease (the “Lease”) with BMR-Pacific Research Center LP of approximately 42,877 rentable square feet of office and laboratory space located at 7707 Gateway Boulevard, Newark, California (the “Facility”).

The term of the Lease commences when we commence business operations in the Facility, but in no event earlier than June 1, 2017 or later than July 1, 2017. Upon commencement of the Lease, the Lease has a term of seven years. The monthly base rent starts at $3.40 per square foot in the first year of the Lease, increases to $3.60 per square foot in the second year of the Lease, and escalates by 3.0% annually each year thereafter.

The foregoing description of the Lease does not purport to be complete and is qualified in its entirety by reference to the Lease, a copy of which is filed as Exhibit 10.9 to this annual report on Form 10-K and is incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers, Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our website at http://www.protagonist-inc.com/.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of The NASDAQ Global Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	FINANCIAL STATEMENTS

The financial statements filed as part of this Annual Report on Form 10-K are included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	FINANCIAL STATEMENT SCHEDULES

Financial statement schedules have been omitted in this Annual Report on Form 10-K because they are not applicable, not required under the instructions, or the information requested is set forth in the financial statements or related notes thereto.

(3)	EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTAGONIST THERAPEUTICS, INC.

Date: March 7, 2017	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer PEO)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dinesh V. Patel and Thomas P. O’Neil, and each of them, his true and lawful attorneys-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or any of them or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dinesh V. Patel, Ph.D.	President, Chief Executive Officer and Director	March 7, 2017
Dinesh V. Patel, Ph.D.	(Principal Executive Officer PEO)

/s/ Thomas P. O’Neil	Chief Financial Officer	March 7, 2017
Thomas P. O’Neil	(Principal Financial and Accounting Officer PFO and AO)

/s/ Harold E. Selick, Ph.D	Chairman of the Board of Directors	March 7, 2017
Harold E. Selick, Ph.D

/s/ Chaitan Khosla, Ph.D.	Director	March 7, 2017
Chaitan Khosla, Ph.D.

/s/ Julie Papanek	Director	March 7, 2017
Julie Papanek

/s/ Armen Shanafelt, Ph.D.	Director	March 7, 2017
Armen Shanafelt, Ph.D.

/s/ William D. Waddill	Director	March 7, 2017
William D. Waddill

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporation By Reference
		Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	001-3785237852	3.1	08/16/2016

3.2	Amended and Restated Bylaws	S-1/A	333-212476	3.2	08/01/2016

4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	333-212476	4.1	08/01/2016

4.2	Amended and Restated Investor Rights Agreement, by and among Protagonist Therapeutics, Inc. and the stockholders named therein, dated July 10, 2015.	S-1/A	333-212476	4.2	08/01/2016

10.1+	Protagonist Therapeutics, Inc. 2007 Stock Option and Incentive Plan, as amended and restated, and form of option agreement, exercise notice, joinder, and adoption agreement thereunder.	S-1	333-212476	10.1	07/11/2016

10.2+	Protagonist Therapeutics, Inc. 2016 Equity Incentive Plan and forms of stock option grant notice, option agreement, notice of exercise, restricted stock unit grant notice and restricted stock unit agreement thereunder.	S-1/A	333-212476	10.2	08/01/2016

10.3+	Protagonist Therapeutics, Inc. 2016 Employee Stock Purchase Plan.	S-1/A	333-212476	10.3	08/01/2016

10.4+	Form of Indemnity Agreement for Directors and Officers.	S-1/A	333-212476	10.4	08/01/2016

10.5	Lease, dated September 30, 2013, by and between the Registrant and Berrueta Family Partnership.	S-1	333-212476	10.5	07/11/2016

10.6	First Amendment to Lease, dated March 24, 2014, by and between the Registrant and Berrueta Family Partnership.	S-1	333-212476	10.6	07/11/2016

10.7	Second Amendment to Lease, dated May 4 2015, by and between the Registrant and Berrueta Family L.P.	S-1	333-212476	10.7	07/11/2016

10.8	Third Amendment to Lease, dated August 11, 2015, by and between the Registrant and Berrueta Family L.P.	S-1	333-212476	10.8	07/11/2016

10.9	Lease, dated March 6, 2017, by and between the Registrant and BMR-Pacific Research Center LP.					X

Exhibit Number	Exhibit Description	Incorporation By Reference
		Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.10+	Severance Agreement, dated August 1, 2016, by and between the Registrant and Dinesh Patel.	S-1/A	333-212476	10.9	08/01/2016

10.11+	Severance Agreement, dated August 1, 2016, by and between the Registrant and David Y. Liu, Ph.D.	S-1/A	333-212476	10.10	08/01/2016

10.12+	Severance Agreement, dated August 1, 2016, by and between the Registrant and William Hodder.	S-1/A	333-212476	10.11	08/01/2016

10.13+	Severance Agreement, dated August 1, 2016, by and between the Registrant and Tom O’Neil.	S-1/A	333-212476	10.12	08/01/2016

10.14+	Severance Agreement, dated August 1, 2016, by and between the Registrant and Richard Shames, M.D.	S-1/A	333-212476	10.13	08/01/2016

10.15†	Research and Collaboration Agreement, dated June 16, 2012, by and among the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S-1	333-212476	10.17	07/11/2016

10.16†	Contract Extension Letter of Agreement, dated June 1, 2013, by and among the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S-1	333-212476	10.18	07/11/2016

10.17†	Agreement on Addition of Additional Collaboration Program, dated September 16, 2013, by and among the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S-1	333-212476	10.19	07/11/2016

10.18†	Protagonist Assumption of Responsibility, dated January 28, 2014, by and between the Registrant and Zealand Pharma A/S.	S-1	333-212476	10.20	07/11/2016

10.19†	Agreement to Assign Patent Applications, dated February 7, 2014, by and between the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S-1	333-212476	10.21	07/11/2016

10.20†	Abandonment Agreement, dated February 28, 2014, by and among the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S-1	333-212476	10.22	07/11/2016

10.21	Letter Agreement, dated as of May 10, 2013, by and between the Registrant and Johnson & Johnson Development Corporation, as amended.	S-1	333-212476	10.23	07/11/2016

Exhibit Number	Exhibit Description	Incorporation By Reference
		Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included in signature page of this Form 10-K)					X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates management contract or compensatory plan, contract or agreement.
†	Confidential treatment has been granted for a portion of this exhibit.
*	This certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Protagonist Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Form 10-K, irrespective of any general incorporation language contained in such filing.