Form 10-Q
period 2017-03-31
Protagonist Therapeutics, Inc
filed 2017-05-10
CIK 1377121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2017
Common Stock, $0.00001 par value	16,856,416

PROTAGONIST THERAPEUTICS, INC.
FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$9,517	$21,084
Restricted cash - current	10	10
Available-for-sale securities - current	53,731	56,515
Research and development tax incentive receivable	2,480	2,241
Prepaid expenses and other current assets	1,810	3,394
Total current assets	67,548	83,244
Property and equipment, net	641	562
Restricted cash - noncurrent	450	—
Available-for-sale securities - noncurrent	14,000	10,150
Other assets	34	34
Total assets	$82,673	$93,990
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,132	$1,163
Accrued expenses and other payables	6,647	5,272
Total current liabilities	7,779	6,435
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; and no shares issued and outstanding as of March 31, 2017 (unaudited) and December 31, 2016	—	—
Common stock, $0.00001 par value, 90,000,000 shares authorized; 16,834,647 and 16,722,280 shares issued and outstanding as of March 31, 2017 (unaudited) and December 31, 2016, respectively	—	—
Additional paid-in capital	153,610	152,393
Accumulated other comprehensive loss	(22)	(245)
Accumulated deficit	(78,694)	(64,593)
Total stockholders’ equity	74,894	87,555
Total liabilities and stockholders’ equity	$82,673	$93,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Operating expenses:
Research and development	$11,282	$5,625
General and administrative	2,991	1,415
Total operating expenses	14,273	7,040
Loss from operations	(14,273)	(7,040)
Interest income	172	12
Change in fair value of redeemable convertible preferred stock tranche and warrant liabilities	—	(4,719)
Net loss	$(14,101)	$(11,747)
Net loss attributable to common stockholders	$(14,101)	$(11,787)
Net loss per share attributable to common stockholders, basic and diluted	$(0.84)	$(40.96)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	16,766,218	287,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(14,101)	$(11,747)
Other comprehensive loss:
Gain on translation of foreign operations	237	2
Unrecognized (loss) gain on available-for-sale securities	(14)	5
Comprehensive loss	$(13,878)	$(11,740)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,101)	$(11,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88	73
Amortization of premium on available-for-sale securities	122	82
Stock-based compensation	843	56
Change in fair value associated with redeemable convertible preferred stock tranche liability	—	4,194
Change in fair value of redeemable convertible preferred stock warrant liability	—	525
Changes in operating assets and liabilities:
Research and development tax incentive receivable	(102)	(575)
Prepaid expenses and other current assets	1,586	943
Accounts payable	(151)	593
Accrued expenses and other payables	1,359	617
Net cash used in operating activities	(10,356)	(5,239)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(48)	(251)
Purchase of available-for-sale securities	(8,002)	—
Proceeds from maturities of available-for-sale securities	6,800	7,398
Net cash (used in) provided by investing activities	(1,250)	7,147
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	22,488
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	374	143
Net cash provided by financing activities	374	22,631
Effect of exchange rate changes on cash and cash equivalents	115	35
Net (decrease) increase in cash and cash equivalents	(11,117)	24,574
Cash, beginning of period	21,094	4,065
Cash, end of period	$9,977	$28,639
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING INFORMATION
Settlement of fair value of redeemable convertible preferred stock liability	$—	$5,837
Accretion of redeemable convertible preferred stock	$—	$40
Offering costs in accounts payable and accrued liabilities	$—	$135
Purchase of property and equipment in accounts payable and accrued liabilities	$118	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

1. Organization and Description of Business

Protagonist Therapeutics, Inc. (the “Company”) was incorporated in the state of Delaware on August 22, 2006 and is headquartered in Milpitas, California. The Company is a clinical-stage biopharmaceutical company with a proprietary technology platform which is utilized to discover and develop novel peptide-based drugs to address significant unmet medical needs. Protagonist Pty Limited (“Protagonist Australia”) is a wholly-owned subsidiary of the Company and is located in Brisbane, Australia. Protagonist Australia was incorporated in Australia in September 2001. The Company became the parent of Protagonist Australia pursuant to a transaction in which all of the issued and outstanding capital stock of Protagonist Australia was exchanged for shares of the Company’s common stock and Series A preferred stock. The Company manages its operations as a single operating segment.

Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of $78.7 million as of March 31, 2017. The Company’s ultimate success depends on the outcome of its research and development activities. The Company expects to incur additional losses and negative cash flows for the foreseeable future and it anticipates the need to raise additional capital to fully implement its business plan. The Company will also continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing, but there is no assurance that such financing may be available at terms acceptable to the Company, if at all.

Initial Public Offering

On August 10, 2016, the Company’s registration statement on Form S-1 (File Nos. 333-212476 and 333-213071) related to its initial public offering (“IPO”) of common stock became effective. The IPO closed on August 16, 2016 at which time the Company issued 7,500,000 shares of its common stock at a price of $12.00 per share. In addition, upon closing the IPO, all outstanding shares of the redeemable convertible preferred stock converted into 8,577,571 shares of common stock and there are no shares of redeemable convertible preferred stock outstanding at March 31, 2017 or December 31, 2016. In September 2016, the Company issued an additional 252,972 shares of its common stock at a price of $12.00 per share following the underwriters’ exercise of their option to purchase additional shares. The Company received an aggregate of $83.6 million in cash, net of underwriting discounts and commissions, after deducting offering costs paid by the Company.

Reverse Stock Split

In July 2016, the Company’s board of directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of the Company’s issued and outstanding common stock at a 1-for-14.5 ratio, which was effected on August 1, 2016. The par value and authorized shares of common stock and convertible preferred stock were not adjusted as a result of the reverse stock split. All issued and outstanding common stock, options to purchase common stock and per share amounts contained in the condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s consolidated financial information. The results

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year.

The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 7, 2017.

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to accruals for research and development activities, stock-based compensation and income taxes. Management bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results may differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and available-for-sale securities. Substantially all of the Company’s cash is held by one financial institution that management believes is of high credit quality. Such deposits may, at times, exceed federally insured limits. The primary focus of the Company’s investment strategy is to preserve capital and to meet liquidity requirements. The Company’s cash equivalents and available-for-sale securities are managed by external managers within the guidelines of the Company’s investment policy. The Company’s investment policy addresses the level of credit exposure by limiting concentration in any one corporate issuer and establishing a minimum allowable credit rating. To manage its credit risk exposure, the Company maintains its portfolio of cash equivalents and available-for-sale securities in fixed income securities denominated and payable in U.S. dollars. Permissible investments of fixed income securities include obligations of the U.S. government and its agencies, money market instruments including commercial paper and negotiable certificates of deposit, and highly rated corporate debt obligations and money market funds. The Company has not experienced any material credit losses on its investments.

Cash Equivalents

Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of amounts invested in money market funds, commercial paper and government bonds.

Restricted Cash

Restricted cash consisted of cash balances primarily held as security in connection with the Company’s corporate credit card and a letter of credit related to the Company's facility lease entered into in March 2017.
Cash as Reported in Consolidated Statements of Cash Flows

Cash as reported in the unaudited condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as presented on the consolidated balance sheets.

Cash as reported in the unaudited condensed consolidated statements of cash flows consists of (in thousands):

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	March 31,
	2017	2016
Cash and cash equivalents	$9,517	$28,629
Restricted cash - current	10	10
Restricted cash - noncurrent	450	—
Cash balance in condensed consolidated statements of cash flows	$9,977	$28,639

Available-for-Sale Securities

All marketable securities have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Short-term marketable securities have maturities greater than three months but no longer than 365 days as of the balance sheet date. Long-term marketable securities have maturities of 365 days or longer as of the balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest income.

Fair Value of Financial Instruments

Fair value accounting is applied to all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis (at least annually). The carrying amount of the Company’s financial instruments, including cash equivalents, accounts payable and accrued expenses and other payables approximates fair value due to their short-term maturities. See Note 3, Fair Value Measurements, regarding the fair value of the Company’s other financial assets and liabilities.

Accrued Research and Development Costs

The Company accrues for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of pre-clinical studies and clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated services provided but not yet invoiced, and includes these costs in accrued expenses and other payables on the condensed consolidated balance sheets and within research and development expense in the condensed consolidated statements of operations. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. The Company makes significant judgments and estimates in determining the accrued liabilities at each balance sheet date. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued liabilities and actual costs incurred. However, the status and timing of actual services performed, number of patients enrolled, and the rate of patient enrollment may vary from the Company’s estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations.

Research and Development Costs

Research and development costs are expensed as incurred, unless there is an alternate future use in other research and development projects or otherwise. Research and development costs include salaries and benefits, stock-based compensation expense, lab supplies and facility costs, as well as fees paid to others that conduct research and development activities on the Company’s behalf.

Research and Development Tax Incentive

The Company is eligible under the AusIndustry research and development tax incentive program to obtain a cash amount from the Australian Taxation Office (“ATO”). The tax incentive is available to the Company on the basis of specific criteria

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

with which the Company must comply. Specifically, the Company must have revenue of less than AUD 20.0 million and cannot be controlled by income tax exempt entities. The research and development tax incentive is recognized as a reduction to research and development expense when the right to receive has been attained and funds are considered to be collectible. The tax incentive is denominated in Australian dollars and, therefore, the related receivable is remeasured into U.S. dollars as of each reporting date.

Under certain conditions, research and development activities conducted outside Australia (“overseas finding”) also qualify for the research and development tax incentive. Funds received for overseas finding are at a risk of clawback until substantiation that less than 50% of research and development expenditures for a project will be incurred overseas. A deferred tax incentive is recorded upon the cash receipt of the overseas finding funds and a reduction of research and development expense is not recognized until the Company can substantiate that more than 50% of the total project expenditure will occur in Australia.

When there is reasonable assurance that the grant will be received with remote risk of clawback, the relevant expenditure has been incurred, and the consideration can be reliably measured, the Company records the research and development incentive, including the overseas finding funds, as research and development tax incentive receivable and a reduction of research and development expenses to reflect that the funds are owed to the Company for the period the eligible costs are incurred.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. The net loss attributable to common stockholders is calculated by adjusting the net loss of the Company for the accretion on the redeemable convertible preferred stock, if applicable. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders for all periods presented since the effect of potentially dilutive securities are anti-dilutive given the net loss of the Company.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, the determination of forfeiture rates, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and early adoption is permitted. The Company adopted this guidance effective January 1, 2017 and has elected to recognize forfeitures of share-based payment awards as they occur on a prospective basis. The impact of the adoption of ASU 2016-09 was not material to the Company’s condensed consolidated financial statements. The adoption of this guidance did not have a material impact on the income tax effects of share-based payment awards as the resulting change in the Company's deferred income tax assets has been fully offset by a corresponding deferred income tax asset valuation allowance.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash, which requires the presentation of changes in restricted cash or restricted cash equivalents on the statement of cash flows. This ASU is effective for the fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company early adopted this guidance effective March 31, 2017, and, accordingly, amounts generally described as restricted cash are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts of cash reflected on the accompanying consolidated statements of cash flows. The Company has adopted ASU 2016-18 retrospectively and has revised the prior period cash flows from investing activities, beginning cash balance, and ending cash balance to reflect the change in presentation of restricted cash. Other than the change in presentation in the accompanying consolidated statements of cash flows, the adoption of this pronouncement had no effect on the Company’s financial position, results of operations, or liquidity.

3. Fair Value Measurements

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

In determining fair value, the Company utilizes quoted market prices, broker or dealer quotations, or valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

The following table presents the fair value of the Company’s financial assets and liabilities determined using the inputs defined above (in thousands).

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$7,591	$—	$—	$7,591
Corporate bonds	—	18,467	—	18,467
Commercial paper	—	5,991	—	5,991
Government bonds	—	43,273	—	43,273
Total financial assets	$7,591	$67,731	$—	$75,322

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$11,270	$—	$—	$11,270
Corporate bonds	—	21,841	—	21,841
Commercial paper	—	10,769	—	10,769
Government bonds	—	41,289	—	41,289
Total financial assets	$11,270	$73,899	$—	$85,169

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

4. Balance Sheet Components

Cash Equivalents and Available-for-sale Securities

Cash equivalents and available-for-sale securities consisted of the following (in thousands):

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	March 31, 2017
	Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
Money market funds	$7,591	$—	$—	$7,591
Corporate bonds	18,497	—	(30)	18,467
Commercial paper	5,996	—	(5)	5,991
Government bonds	43,324	—	(51)	43,273
Total cash equivalents and available-for-sale securities	$75,408	$—	$(86)	$75,322
Classified as:
Cash equivalents				$7,591
Available-for-sale securities - current				53,731
Available-for-sale securities - noncurrent				14,000
Total cash equivalents and available-for-sale securities				$75,322

	December 31, 2016
	Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
Money market funds	$11,270	$—	$—	$11,270
Corporate bonds	21,886	—	(45)	21,841
Commercial paper	10,769	—	—	10,769
Government bonds	41,316	2	(29)	41,289
Total cash equivalents and available-for-sale securities	$85,241	$2	$(74)	$85,169
Classified as:
Cash equivalents				$18,504
Available-for-sale securities - current				56,515
Available-for-sale securities - noncurrent				10,150
Total cash equivalents and available-for-sale securities				$85,169

All available-for-sale securities - current held as of March 31, 2017 and December 31, 2016 had contractual maturities of less than one year. All available-for-sale securities - noncurrent held as of March 31, 2017 and December 31, 2016 had contractual maturities of at least one year but less than two years. There have been no material realized gains or losses on available-for-sale securities for the periods presented.

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued clinical and research related expenses	$4,960	$3,617
Accrued employee related expenses	847	1,420
Accrued professional service fees	732	115
Other	108	120
Total accrued expenses and other payables	$6,647	$5,272

5. Research Collaboration and License Agreement

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In October 2013, the Company’s former collaboration partner decided to abandon a collaboration program with the Company and, pursuant to the terms of the agreement between the Company and the former collaboration partner, the Company elected to assume the responsibility for the development and commercialization of the product candidate. Upon the former collaboration partner’s abandonment, it assigned to the Company certain intellectual property arising from the collaboration and also granted the Company an exclusive license to certain background intellectual property rights of the former collaboration partner that relate to the products acquired by the Company. Upon the nomination of PTG-300 as a development candidate, the Company owed the former collaboration partner a payment of $250,000. If the Company initiates a Phase 1 clinical trial for PTG-300, it will pay the former collaboration partner an additional $250,000. The Company has the right, but not the obligation, to further develop and commercialize the product and, if the Company successfully develops and commercializes PTG-300 without a partner, the Company will pay the former collaboration partner up to an additional aggregate of $128.5 million for the achievement of certain development, regulatory and sales milestone events. In addition, the Company will pay the former collaboration partner a low single digit royalty on worldwide net sales of the product until the later of 10 years from the first commercial sale of the product or the expiration of the last patent covering the product. For the three months ended March 31, 2016, the Company recorded research and development expense of $250,000 under this agreement. There were no such costs incurred for the three months ended March 31, 2017.

6. Government Programs

Research and Development Tax Incentive

The Company recognized AUD 134,000 ($103,000) and AUD 707,000 ($510,000) as a reduction of research and development expenses for the three months ended March 31, 2017 and 2016, respectively, in connection with the research and development tax incentive from Australia. As of March 31, 2017, and December 31, 2016, the research and development tax incentive receivable was AUD 3.2 million ($2.5 million) and AUD 3.1 million ($2.2 million), respectively.

In March 2016, the Company received AUD 237,000 ($181,000) for overseas findings and recorded the funds as deferred tax incentive in accrued expenses and other payables on the condensed consolidated balance sheet due to the possibility that the funds could have to be repaid. In December 2016, the Company’s research and development project under the AusIndustry research and development tax incentive program was complete and the Company substantiated that more than 50% of the total project expenditures occurred in Australia. Therefore, the overseas finding related incentive amounts were no longer deemed to be at risk of clawback and the Company recognized such amounts in December 2016 as a reduction of research and development expenses for the overseas findings received in 2016.

SBIR Grant

In September 2015, the Company was awarded a Phase 1 Small Business Innovation Research (“SBIR”) Grant from the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health (“NIH”) in support of research on orally stable peptide antagonists of the Interleukin-23 receptor (“IL-23R”) as potential treatments for inflammatory bowel diseases (“IBD”). The total grant award was $224,000 and is for the period from September 2015 to August 2016.

In July 2016, the Company was awarded a Phase 1 SBIR Grant from the National Institute of Heart and Lung Diseases of the NIH in support of pre-clinical research aimed at discovering and optimizing lead molecules as novel peptide mimetics of the natural hepcidin hormone. The total grant award was $219,000 and is for the period from August 2016 to January 2017.

The Company recognizes a reduction to research and development expenses when expenses related to the grants have been incurred and the grant funds become contractually due from NIH. The Company recorded $69,000 as a reduction of research and development expenses for the three months ended March 31, 2016. There was no such reduction recorded for the three months ended March 31, 2017. The Company recorded a receivable for $100,000 as of March 31, 2017 and December 31, 2016, respectively, to reflect the eligible costs incurred under the grants that are contractually due to the Company and such amounts are included in the prepaid expenses and other current assets on the condensed consolidated balance sheets.

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7. Lease Agreement

In March 2017, the Company entered into a lease agreement for a new office and laboratory space located in Newark, California to relocate its operations to a larger facility. The lease term is for a period of 84 months starting from the lease commencement date. The Company did not have the full access to the leased facility as of March 31, 2017. The Company provided the landlord with a $450,000 letter of credit collateralized by restricted cash as the security deposit and expects to make minimum lease payments totaling $13.5 million over the term of the lease agreement. The Company expects to commence operations at the new facility in the second quarter of 2017.

The following table summarizes the Company's minimum lease payments as of March 31, 2017 (in thousands):

Year Ending December 31:	Amount
2017 (remaining nine months)	$725
2018	1,706
2019	1,936
2020	1,995
2021	2,054
Thereafter	5,401
Total minimum lease payments	$13,817

8. Preferred Stock Warrants

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

The Company recorded a charge of $525,000 for the three months ended March 31, 2016, representing the increase in the fair value of the redeemable convertible preferred stock warrant liability in the condensed consolidated statements of operations.

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

In March 2016, the Company completed the closing of the Series C Second Tranche and issued 45,189,794 shares of Series C redeemable convertible preferred stock for net cash proceeds of $22.5 million. At this time the Series C redeemable convertible preferred stock liability was remeasured at $5.8 million, determined using a hybrid method of the Option Pricing Model with a 67% weighted value per share and the PWERM with a 33% weighted value per share. Upon the closing of the Series C Second Tranche, the Series C redeemable convertible preferred stock liability was terminated and the balance of the liability of $5.8 million was reclassified to redeemable convertible preferred stock. For the three months ended March 31, 2016,

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

the Company recorded a charge of $4.2 million, for the increase in the fair value of the Series C redeemable convertible preferred stock liability in the condensed consolidated statements of operations.

10. Equity Plans

Equity Incentive Plan

In July 2016, the Company’s board of directors and stockholders approved the Company's 2016 Equity Incentive Plan (the “2016 Plan”) to replace the 2007 Stock Option Plan, which became effective upon the Company’s IPO. Under the 2016 Plan, 1,200,000 shares of the Company’s common stock were initially reserved for issuance of stock options, restricted stock units, and other awards to employees, directors, and consultants. Pursuant to the “evergreen” provision contained in the 2016 Plan, the number of shares reserved for issuance under the 2016 Plan automatically increases on January 1 of each year, starting on January 1, 2017 and continuing through (and including) January 1, 2026, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding fiscal year, or a lesser number of shares determined by the Company’s board of directors. The 2016 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Options granted under the 2016 Plan expire no later than ten years from the date of grant. Employee stock options generally vest 25% upon one year of continued service to the Company, with the remainder in monthly increments over three additional years. As of March 31, 2017, the Company has reserved 1,868,891 shares of common stock for issuance under the 2016 Plan.

Stock Options

Activity under the Company’s equity incentive plan is set forth below:

			Options Outstanding
	Options Available for Grant	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
					(in thousands)
Balances at December 31, 2016	164,328	2,393,829	$10.39	8.79
Additional options authorized	668,891	—
Options granted	(41,000)	41,000	12.91
Options exercised	—	(86,685)	1.29
Options forfeited	41,662	(41,662)	20.52
Balances at March 31, 2017	833,881	2,306,482	10.60	8.85	$12,780
Options exercisable at March 31, 2017		569,102	7.05	8.32	$4,404
Options vested and expected to vest at March 31, 2017		2,306,482	10.60	8.85	$12,780

The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on March 31, 2017. The calculation excludes options with an exercise price higher than the closing price of the Company's common stock on March 31, 2017.

During the three months ended March 31, 2017 and 2016, the estimated weighted-average grant-date fair value of common stock underlying options granted was $7.57 and $0.68 per share, respectively.

Employee Stock Options Valuation

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31,
	2017	2016
Expected term (in years)	6.08	5.94
Expected volatility	62.5%	64.8%
Risk-free interest rate	2.07%	1.27%
Dividend yield	—	—

Employee Stock Purchase Plan

In July 2016, the Company’s board of directors and stockholders approved the 2016 Employee Stock Purchase Plan (the “2016 ESPP”), which became effective upon the IPO. Under the ESPP, 150,000 shares of the Company’s common stock were initially reserved for issuance for employee purchases of the Company’s common stock. Pursuant to the “evergreen” provision contained in the 2016 ESPP, the number of shares reserved for issuance under the 2016 ESPP automatically increases on January 1 of each year, starting on January 1, 2017 and continuing through (and including) January 1, 2026 by the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding fiscal year, (ii) 300,000 shares, or (iii) such other number of shares determined by the Company’s board of directors. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period. As of March 31, 2017, the Company has authorized 317,222 shares of common stock for employee purchases of the Company’s common stock under the 2016 ESPP. As of March 31, 2017, 25,682 shares of common stock have been issued under the 2016 ESPP.

Stock-Based Compensation

Total stock-based compensation expense recognized for both employees and non-employees for stock options and the 2016 ESPP was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$359	$29
General and administrative	484	27
Total stock-based compensation expense	$843	$56

As of March 31, 2017, there was $11.3 million of total unrecognized stock-based compensation expense related to stock options that the Company expects to recognize over a weighted-average period of approximately 2.91 years.

11. Net Loss per Share Attributable to Common Stockholders

As the Company had net losses for the three months ended March 31, 2017 and 2016, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss	$(14,101)	$(11,747)
Accretion of redeemable convertible preferred stock	—	(40)
Net loss attributable to common stockholders	$(14,101)	$(11,787)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	16,766,218	287,800
Net loss per share attributable to common stockholders, basic and diluted	$(0.84)	$(40.96)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share attributable to common stockholders computations for the three months ended March 31, 2017 and 2016, because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Redeemable convertible preferred stock on an as-converted basis	—	8,439,641
Options to purchase common stock	2,306,482	783,341
Warrants to purchase redeemable convertible preferred stock on an as-converted basis	—	275,861
Total	2,306,482	9,498,843

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this quarterly report (this “Quarterly Report”) on Form 10-Q and with our Audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2017.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors. In particular, statements, whether expressed or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. They involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 7, 2017 with the SEC, and any added under Part II, Item 1A, of this Quarterly Report. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

“Protagonist,” the Protagonist logo and other trademarks, service marks and trade names of Protagonist are registered and unregistered marks of Protagonist Therapeutics, Inc. in the United States and other jurisdictions.

Overview

We are a clinical-stage biopharmaceutical company with a proprietary technology platform which is utilized to discover and develop novel peptide-based drugs to address significant unmet medical needs. Our primary focus is on developing first-in-class oral targeted therapy-based peptide drugs that work by blocking biological pathways that are currently targeted by marketed injectable antibody drugs. Our initial lead peptide product candidates, PTG-100 and PTG-200, are based on this approach, and we believe these candidates have the potential to transform the existing treatment paradigm for inflammatory bowel disease (“IBD”), a set of gastrointestinal diseases consisting primarily of ulcerative colitis (“UC”) and Crohn’s disease (“CD”).

PTG-100, a potential first-in-class oral, alpha-4-beta-7 (“α4b7”) integrin antagonist, is currently in a global Phase 2b clinical trial for moderate-to-severe UC that is anticipated to randomize approximately 240 patients at approximately 100 clinical sites. We anticipate completing this trial in the second half of 2018. PTG-200, a potential first-in-class oral Interleukin-23 receptor (“IL-23R”) antagonist for the potential treatment of CD, is currently in pre-clinical development and is expected to enter Phase 1 clinical studies in the second half of 2017. In addition to PTG-100 and PTG-200, we are also developing an injectable hepcidin mimetic, PTG-300, as a potential orphan drug to treat iron-overload related rare diseases such as beta-thalassemia. PTG-300 is currently in pre-clinical development and is expected to enter Phase 1 clinical studies in the second quarter of 2017.

We have not generated any revenue from product sales and we do not currently have any products approved for commercialization. We have never been profitable and have incurred net losses in each year since inception and we do not anticipate that we will achieve profitability in the near term. Our net losses were $14.1 million and $11.7 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $78.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Components of Our Results of Operations

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred, unless there is an alternative future use in other research and development projects or otherwise. Non-refundable advance payment for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when payment has been made. In instances where we enter into agreements with third parties to provide research and development services to us, costs are expensed as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service and may include upfront payments, monthly payments, and payments upon the completion of milestones or the receipt of deliverables.

Research and development expenses consist primarily of the following:

•	expenses incurred under agreements with clinical study sites that conduct research and development activities on our behalf;

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	laboratory vendor expenses related to the preparation and conduct of pre-clinical, non-clinical, and clinical studies;

•	costs related to production of clinical supplies and non-clinical materials, including fees paid to contract manufacturers;

•	license fees; and

•	facilities and other allocated expenses, which include expenses for rent and maintenance of facilities, information technology, depreciation and amortization expense and other supplies.

We recognize the funds from grants under government programs as a reduction of research and development expense when the related research costs are incurred. In addition, we recognize the funds related to our Australian research and development tax incentive that are not subject to refund provisions as a reduction of research and development expense. The amounts are determined on a cost reimbursement basis and as the incentive is related to our research and development expenditures and is non-refundable regardless of whether any Australian tax is owed, the amounts have been recorded as a reduction of research and development expenses. The Australian research and development tax incentive is recognized when there is reasonable assurance that the incentive will be received, the relevant expenditure has been incurred and the amount of the consideration can be reliably measured.

We allocate direct costs and indirect costs incurred to product candidates when they enter clinical development. Direct costs consist primarily of clinical, pre-clinical, and drug discovery costs, costs of supplying drug substance and drug product for use in clinical and pre-clinical studies, including clinical manufacturing costs, contract research organization fees, and other contracted services pertaining to specific clinical and pre-clinical studies. Indirect costs allocated to our product candidates on a program specific basis include research and development employee salaries, benefits, and stock-based compensation, and indirect overhead and other administrative support costs.

The following table summarizes our research and development expenses incurred during the respective periods (in thousands):

	Three Months Ended March 31,
	2017	2016
Clinical and development expense - PTG 100	$6,567	$4,016
Pre-clinical and discovery research expense	4,818	2,188
Less: Reimbursement of expenses under grants and incentives	(103)	(579)
Total research and development expenses	$11,282	$5,625

We expect our research and development expenses will increase as we progress our product candidates, advance our discovery research projects into the pre-clinical stage and continue our early stage research. The process of conducting research, identifying potential product candidates and conducting pre-clinical and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for our product candidates. The probability of success of the product candidates may be affected by numerous factors, including pre-clinical data, clinical data, competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. Our research and development programs may be subject to change from time to time as we evaluate our priorities and available resources.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of expenses for rent and maintenance of facilities, information technology, depreciation and amortization expense and other supplies. We expect to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, and those of the national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services.

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

In connection with our Series C redeemable convertible preferred stock financing we were obligated to sell additional shares of Series C redeemable convertible preferred stock in a subsequent closing contingent upon the achievement of certain development milestones or upon the approval of the investors. We recorded this redeemable convertible preferred stock tranche liability incurred as a derivative financial instrument liability at fair value on the date of issuance, and we remeasured the liability on each subsequent balance sheet date. In March 2016, upon closing of the second tranche of the Series C redeemable convertible preferred stock, the fair value of the tranche liability was remeasured and the liability was reclassified to redeemable convertible preferred stock.

In addition, in connection with the issuance of our Series B redeemable convertible preferred stock financing, we issued freestanding warrants to purchase shares of Series B redeemable convertible preferred stock. We accounted for these warrants as a liability in our condensed consolidated financial statements because the underlying instrument into which the warrants were exercisable contained redemption provisions that were outside our control. Upon the exercise of warrants in April 2016, the fair value of the redeemable convertible preferred stock warrant liability was remeasured and the liability was reclassified to redeemable convertible preferred stock. The remaining warrants expired unexercised in May 2016 and accordingly, are no longer subject to remeasurement.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes in our critical accounting policies during the three months ended March 31, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 7, 2017.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016	Dollar Change	% Change
	(In thousands)
Operating expenses:
Research and development	$11,282	$5,625	$5,657	101
General and administrative	2,991	1,415	1,576	111
Total operating expenses	14,273	7,040	7,233	103
Loss from operations	(14,273)	(7,040)	(7,233)	103
Interest income	172	12	160	*
Change in fair value of redeemable convertible preferred stock tranche and warrant liabilities	—	(4,719)	4,719	*
Net loss	$(14,101)	$(11,747)	$(2,354)	20

*	Percentage not meaningful

Research and Development Expenses

Research and development expenses increased $5.7 million, or 101%, from $5.6 million for the three months ended March 31, 2016 to $11.3 million for the three months ended March 31, 2017. The increase was primarily due to an increase of

$2.6 million in PTG-100 Phase 1 clinical trial and development expenses related primarily to clinical trial site start-up activities, an increase of $1.6 million in pre-clinical activities for our other product candidates, including efforts toward the accelerated progression to Phase 1 initiation with PTG-300 in the second quarter of 2017 and other pre-clinical and discovery efforts in support of our pipeline, an increase of $0.7 million in salaries and employee-related expenses due to an increase in headcount, an increase of $0.6 million in costs for third party consultants on pre-clinical activities and an increase of $0.2 million in facility expenses.

General and Administrative Expenses

General and administrative expenses increased $1.6 million, or 111%, from $1.4 million for the three months ended March 31, 2016, to $3.0 million for the three months ended March 31, 2017. The increase was primarily due to an increase of $0.9 million in salaries and employee-related expenses due to an increase in headcount to support the growth of our operations and an increase of $0.5 million in professional service fees due to the growth of our operations.

Change in Fair Value of Redeemable Convertible Preferred Stock Tranche and Warrant Liabilities

The change in estimated fair value associated with redeemable convertible preferred stock tranche and warrant liabilities was a charge of $4.7 million for the three months ended March 31, 2016 due to the settlement of Series C redeemable convertible preferred stock tranche liability in March 2016 and the fair value remeasurement of the outstanding warrant liability. There were no such items for the same period in 2017.

Liquidity and Capital Resources

Liquidity and Capital Expenditures

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. As of March 31, 2017, we had $77.2 million of cash, cash equivalents and available-for-sale securities and an accumulated deficit of $78.7 million.

We believe, based on our current operating plan and expected expenditures, that our existing cash, cash equivalents and available-for-sale securities will be sufficient to meet our anticipated operating and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. If our planned pre-clinical and clinical trials are successful, or our other product candidates enter clinical trials or advance beyond the discovery stage, we will need to raise additional capital in order to further advance our product candidates towards potential regulatory approval. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing, but such financing may not be available at terms acceptable to us, if at all. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•
the progress, timing, scope, results and costs of our pre-clinical studies and clinical trials for our product candidates, including the ability to enroll patients in a timely manner for our clinical trials;

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

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	the extent to which we may acquire or in-license other product candidates and technologies;

•	costs necessary to attract, hire and retain qualified personnel; and

•	the costs of maintaining, expanding and protecting our intellectual property portfolio.

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

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash used in operating activities	$(10,356)	$(5,239)
Cash (used in) provided by investing activities	$(1,250)	$7,147
Cash provided by financing activities	$374	$22,631

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2017 was $10.4 million, consisting of a net loss of $14.1 million, which was partially offset by a net change of $2.7 million in our net operating assets and liabilities and non-cash charges of $1.0 million. The non-cash charges were primarily comprised of $0.8 million for stock-based compensation. The change in our net operating assets and liabilities was due primarily to a decrease of $1.6 million in prepaid and other current assets and an increase of $1.2 million in our accounts payable and accrued expenses related primarily to an increase in research and development activities and other general and administrative professional services, partially offset by a $0.1 million increase in the Australian research and development tax incentive receivable.

Cash used in operating activities for the three months ended March 31, 2016 was $5.2 million, consisting of a net loss of $11.7 million, which was partially offset by non-cash charges of $4.9 million and a net change of $1.6 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of $4.2 million for the change in estimated fair value of redeemable convertible preferred stock tranche liability and $0.5 million for the change in estimated fair value of convertible preferred stock warrant liability. The increase in our net operating assets and liabilities was due primarily to an increase of $1.2 million in our accounts payable and accrued liabilities related to an increase in research and development activities and a decrease of $0.9 million in prepaid and other current assets, offset by a $0.5 million increase in the Australia research and development tax incentive receivable.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2017 was $1.3 million, consisting of our purchase of available-for-sale securities of $8.0 million, which was partially offset by the proceeds from maturities of our available-for-sale securities of $6.8 million.

Cash provided by investing activities for the three months ended March 31, 2016 was $7.1 million, consisting of the proceeds from maturities of our available-for-sale securities of $7.4 million, which were partially offset by our purchase of property and equipment of $0.3 million. The purchase of property and equipment was primarily related to the expansion of our laboratory and related equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2017 was $0.4 million related to the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan.

Cash provided by financing activities for the three months ended March 31, 2016 was $22.6 million related to net proceeds of $22.5 million from the issuance of redeemable convertible preferred stock and proceeds of $0.1 million from the issuance of common stock upon exercise of stock options.

Contractual Obligations and Other Commitments

In March 2017, we entered into a lease agreement for a new office and laboratory space located in Newark, California to relocate our operations to a larger facility. The lease term is for a period of 84 months starting from the lease commencement date. We provided the landlord with a $450,000 letter of credit collateralized by restricted cash as the security deposit and expect to make minimum lease payments totaling $13.5 million over the term of the lease agreement. We expect to commence operations at the new facility in the second quarter of 2017.

The following table summarizes our contractual obligations as of March 31, 2017 (in thousands):

	Payments Due by Period
Contractual Obligations:	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Operating lease obligations	$1,123	$3,742	$4,079	$4,873	$13,817
Total contractual obligations	$1,123	$3,742	$4,079	$4,873	$13,817

During the three months ended March 31, 2017, there were no other material changes to our contractual obligations and commitments described under, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 7, 2017.

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

We had $77.2 million and $87.7 million in cash, cash equivalents and available-for-sale securities at March 31, 2017 and December 31, 2016, respectively. Cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Available-for-sale securities consist of corporate bonds, commercial paper and government bonds. Short-term available-for-sale securities have maturities of greater than three months but no longer than 365 days as of the balance sheet date. Long-term available-for-sale securities have maturities of 365 days or longer as of the balance sheet date. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been material. We had no outstanding debt as of March 31, 2017.

Approximately $1.8 million and $1.9 million of our cash balance was located in Australia at March 31, 2017 and December 31, 2016, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer,

evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses

In connection with the audit of our condensed consolidated financial statements for the years ended December 31, 2015 and 2014, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Remediation Plans

While we began to implement a plan to remediate the material weaknesses, we have not completed the implementation of this plan as of March 31, 2017. Accordingly, we continue to have the material weaknesses as of March 31, 2017. We can give no assurance that our current and planned implementation will remediate this deficiency in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our plan to remediate the material weaknesses includes implementing a new accounting software system, adding additional accounting personnel and performing a review of manual journal entries. We completed the implementation of a new accounting system during the first quarter of 2017 to improve our information systems related controls. We have recruited a corporate controller and intend to continue to recruit additional finance and accounting personnel as needed to enhance segregation of duties. In addition, we will continue to utilize consultants with technical accounting expertise as needed, and we will establish formal written policies for our accounting function.

Changes in Internal Control over Financial Reporting

Other than the aforementioned remediation actions, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with the other information included or incorporated by reference in this Quarterly Report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the related notes. We cannot assure you that any of the events discussed in the risk factors below will not occur. The occurrence of any of the events or developments described below could have a material and adverse impact on our business, results of operations, financial condition, and cash flows and future prospects and, if so, our future prospects would likely be materially and adversely affected. If any of such events were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment. Although we have discussed all known material risks, the risks described below are not the only ones that we may face, and additional risks or uncertainties not known to us or that we currently deem immaterial may also impair our business and future prospects. The risks relating to our business set forth in our Annual Report Form 10-K filed with the SEC on March 7, 2017, are set forth below and are unchanged substantively as of March 31, 2017, except for those risks designated by an asterisk (*).
Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.

We have incurred significant operating losses since our inception in 2006. Our net loss for the years ended December 31, 2016 and 2015 was approximately $37.2 million and $14.9 million, respectively, and $14.1 million for the three months ended March 31, 2017. As of March 31, 2017, we had an accumulated deficit of $78.7 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development, and as a result, we expect to continue incurring losses for the foreseeable future. We also expect these losses to increase as we continue our development of, and seek regulatory approvals for, our peptide-based product candidates.

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

We are an early clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. Our operations to date have been limited to developing our technology, undertaking pre-clinical studies and clinical trials of our pipeline candidates, including pre-clinical studies and clinical trial of PTG-100 and pre-clinical studies of PTG-200 and PTG-300, as well as our proprietary technology platform. We successfully filed a Clinical Trial Notification in Australia to support our completed Phase 1 clinical trial of PTG-100. We have successfully filed a U.S. IND application, and regulatory submissions in other countries as well, to support our ongoing global Phase 2b study of PTG-100 in ulcerative colitis (“UC”). As an early clinical-stage company, we have not yet demonstrated an ability to generate revenue or successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields such as biopharmaceutical drug discovery and development. Consequently, the ability to accurately assess our future operating results or business prospects is significantly more limited than if we had a longer operating history or approved products on the market.

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

•
our ability as well as the ability of any third-party collaborators, to obtain, maintain and protect intellectual property rights covering our product candidates and technologies, and our ability to develop, manufacture and commercialize our product candidates without infringing on the intellectual property rights of others;

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

Our operations have consumed substantial amounts of cash since inception. We conducted a Phase 1 clinical trial of PTG-100 in healthy volunteers and we have initiated a global Phase 2b clinical trial of PTG-100 in patients with moderate-to-severe UC, and we have also commenced IND-enabling studies of PTG-200 and PTG-300. Developing pharmaceutical product candidates, including conducting pre-clinical studies and clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration (“FDA”) or any foreign regulatory agency, such as the European Medicines Agency (“EMA”), requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of PTG-100, PTG-200 or any of our other product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect, and any delay resulting from such further or repeat studies or trials could also result in the need for additional financing.

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

We currently have no product candidates that are in registration or pivotal clinical trials or are approved for commercial sale, and we may never be able to develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our lead product candidates, PTG-100 and PTG-200 targeting inflammatory bowel disease (“IBD”), and the development of other product candidates such as PTG-300 which targets iron overload disorders. We cannot be certain that PTG-100, PTG-200, PTG-300 or any other product candidates will receive regulatory approval or, if approved, be successfully commercialized. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of PTG-100, PTG-200, and PTG-300 will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, each of which has differing regulations. In addition, even if approved, our pricing and reimbursement will be subject to further review and discussions with payors. We are not permitted to market any product candidate in the United States until after approval of a new drug application (“NDA”) from the FDA, or in any foreign countries until after approval of a marketing application by corresponding regulatory authorities. We completed a Phase 1 clinical trial for PTG-100 in June 2016 and have initiated a global Phase 2b clinical trial of PTG-100 in patients with moderate to severe ulcerative colitis. We will need to conduct larger, more extensive clinical trials in the target patient population to support a potential application for regulatory approval by the FDA or corresponding regulatory authorities, and we do not expect to be in a position to do so for the near term. We may not receive any preferential or expedited review of any application for regulatory approval by virtue of the fact that our product candidates target biological pathways that are also targeted by currently marketed injectable antibody drugs, and our product candidates will be subject to the regulatory review processes applicable to completely new drugs.

We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that any of our product candidates will be successful in clinical trial or receive regulatory approval. Filing an application and obtaining regulatory approval for a pharmaceutical product candidate is an extensive, lengthy, expensive and inherently uncertain process, and the regulatory authorities may delay, limit or deny approval of our product candidates for many reasons, including:

•	we may not be able to demonstrate that any of our product candidates are safe and effective to the satisfaction of the FDA or comparable foreign regulatory authorities;

•
the FDA or comparable foreign regulatory authorities may require additional pre-clinical studies or clinical trials prior to granting approval, which would increase our costs and extend the pre-approval development process;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	the FDA may disagree with the number, design, size, conduct or statistical analysis of one or more of our clinical trials;

•	contract research organizations (“CROs”) that we retain to conduct clinical trials may take actions outside of our control that materially and adversely impact our clinical trials;

•	the FDA or comparable foreign regulatory authorities may disagree with, or not accept, our interpretation of data from our pre-clinical studies and clinical trials;

•	the FDA may require development of a costly and extensive risk evaluation and mitigation strategy (“REMS”), as a condition of approval;

•	The FDA or other regulatory authorities may require post-marketing studies as a condition of approval;

•	the FDA may identify deficiencies in our manufacturing processes or facilities or those of our third-party manufacturers which would be required to be corrected prior to regulatory approval;

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

Our business and future profitability is substantially dependent on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize our most advanced peptide-based product candidates, PTG-100, which is in an ongoing global Phase 2b trial, and PTG-200 and PTG-300, which are in pre-clinical development. We are not permitted to market or promote any of our peptide-based product candidates before we receive regulatory approval from the FDA, the EMA or any other foreign regulatory authority, and we may never receive such regulatory approval for any of our peptide-based product candidates. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. Approval policies, regulations and the types and amount of clinical and manufacturing data necessary to gain approval may change during the course of clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we have in development or may seek to develop in the future will ever obtain regulatory approval.

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

•
the data collected from pre-clinical studies and clinical trials of our peptide-based product candidates may not be sufficient to support the submission of an NDA, supplemental NDA, or other regulatory submissions necessary to obtain regulatory approval in the United States or elsewhere;

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

We have not previously submitted an NDA, a Marketing Authorization Application (“MAA”), or any corresponding drug approval filing to the FDA, the EMA or any comparable foreign authority for any peptide-based product candidate. Further, our product candidates may not receive regulatory approval even if we complete such filings. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Clinical failure can occur at any stage of clinical development. Further, we have never conducted a Phase 2 or Phase 3 clinical trial or submitted an NDA.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. The results of pre-clinical studies and early clinical trials of our product candidates and studies and trials of other products may not be predictive of the results of later-stage clinical trials. In addition to our planned pre-clinical studies and clinical trials, we expect to have to complete at least two large scale, well-controlled trials to demonstrate substantial evidence of efficacy and safety for each product candidate we intend to commercialize. Further, given the patient populations for which we are developing therapeutics, we expect to have to evaluate long-term exposure to establish the safety of our therapeutics in a chronic dose setting. We have never conducted a Phase 2 or Phase 3 clinical trial or submitted an NDA, and as a result, we have no history or track-record to rely on when entering these phases of the development cycle. For example, the results generated to date in pre-clinical studies and the Phase 1 clinical trial for PTG-100 do not ensure that future Phase 2 clinical trials or later clinical trials will have similar results or be successful. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. Clinical trial failures may result from a multitude of factors including, but not limited to, flaws in trial design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety and/or efficacy traits of the product candidate. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or pre-clinical studies.

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

As part of our strategy to mitigate clinical development risk, we seek to develop peptide-based product candidates against validated biological targets and pathways that have been targeted by approved or later stage products in development. While we utilize pre-clinical in vivo and in vitro models as well as clinical biomarkers to assess potential safety and efficacy early in the candidate selection and development process, this strategy necessarily relies upon clinical data and other results obtained by third parties that may ultimately prove to be inaccurate or unreliable or otherwise not applicable to the indications in which we develop our peptide-based product candidates. We will have to conduct clinical trials to show the safety and efficacy of our peptide-based product candidates against the identified biological targets and pathways to show that our peptide-based product candidates can address the identified mechanism of action shown by these third party results. For example, PTG-100 is an α4ß7 integrin antagonist that targets the same target as the currently marketed injectable antibody drug, Entyvio®, and PTG-200 targets the IL-23 biological pathway, which is a pathway targeted by the currently marketed injectable antibody drug, Stelara®, approved for treatment of psoriasis and Crohn’s disease. If our interpretation of the third party clinical data and results from molecules directed against the same biological target or pathway or our pre-clinical in vivo and in vitro models prove inaccurate or our assumptions and conclusions about the applicability of our peptide-based product candidates against the same biological targets or pathways are incorrect or inaccurate, then our development efforts may prove longer and more extensive and our research and development strategy and business and operations could be significantly harmed.

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

Additionally, if one or more of our product candidates receives marketing approval and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

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

We have not obtained orphan designation for any product candidates to date, although we believe some of the potential indications of our product candidates could qualify for orphan drug designation and the related benefits if approved for that indication. In March 2017, we filed a U.S. orphan drug application for PTG-300 for the treatment of patients with beta-thalassemia that is currently under FDA review. Additionally, if PTG-100 or PTG-200 is developed for the treatment of pediatric IBD, we may plan to file and expect to qualify for orphan drug designation with respect to such indication. Even if we obtain such designations, we may not be the first to obtain regulatory approval of a product candidate for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the orphan-designated disease or condition. Further, even if we obtain orphan drug designation exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may receive and be approved for the same condition, and only the first applicant to receive approval will receive the benefits of marketing exclusivity. Even after an orphan-designated product is approved, the FDA can subsequently approve a later drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our product candidates, we may never receive such designations.

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

We believe our principal competition in the treatment of IBD is from companies with approved agents in the following therapeutic classes, among others:

•	Infused α4ß7 antibody: Takeda Pharmaceutical Company

•	Infused IL-23 and IL-12 antibody: Johnson & Johnson

•	Injectable or infused TNF-a antibody: AbbVie, Johnson & Johnson, Amgen, Pfizer, UCB S.A.

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

We believe our principal competition in the treatment of iron overload disorders, such as ß-Thalassemia, HH and SCD, will come from other pipeline products being developed by companies such as Acceleron (luspatercept in a Phase 3 clinical trial), bluebird bio (LentiGlobin in a Phase 3 clinical trial), Bristol-Myers Squibb, Emmaus Medical (glutamine in pre-registration), Gilead, Global Blood Therapeutics, Inc., La Jolla Pharmaceutical and Novartis AG, among others. We believe competition will also include approved iron chelation therapies that have been developed by Novartis AG and Apotex, among others.

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

As of March 31, 2017, we had 40 full-time employees, including 31 employees engaged in research and development. As our development and commercialization plans and strategies develop and operate as a public company, we expect to need additional managerial, operational, scientific, sales, marketing, development, regulatory, manufacturing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, employment practices liability, property, auto liability, workers’ compensation, clinical trial, products liability and directors’ and officers’ insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage to insure risks which could arise from our operations. Any significant uninsured losses or liabilities may require us to pay substantial amounts from corporate cash intended to fund operations, which would adversely affect our financial position and results of operations.

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

If the breadth or strength of protection provided by the patent and patent applications we hold, obtain or pursue with respect to our product candidates and technologies is challenged, or if they fail to provide meaningful exclusivity for our product candidates and technologies, it could threaten our ability to commercialize our product candidates and technologies. Several patent applications covering our product candidates and technologies have been filed recently. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent, or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or, if applicable in the future, licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates and technologies that we may develop. Further, if we encounter delays in our clinical trials or in gaining regulatory approval, the period of time during which we could market any of our product candidates under patent protection, if approved, would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we or our licensors were the first to file any patent application related to our product candidates and technologies. Furthermore, an interference proceeding can be provoked by a third party or instituted by the U.S. Patent and Trademark Office (the “PTO”) to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available however the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from generic medications.

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

While we hold three issued patents and have filed patent applications to protect certain aspects of our product candidates, we also rely on trade secret protection and confidentiality agreements to protect proprietary scientific, business and technical information and know-how that is not or may not be patentable or that we elect not to patent. For example, we primarily rely on trade secrets and confidentiality agreements to protect our peptide therapeutics technology platform. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

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

Under the Hatch-Waxman Act, a pharmaceutical manufacturer may file an abbreviated new drug application (“ANDA”), seeking approval of a generic copy of an approved innovator product. Under the Hatch-Waxman Act, a manufacturer may also submit an NDA under section 505(b)(2) that references the FDA’s finding of safety and effectiveness of a previously approved drug. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. Innovative small molecule drugs may be eligible for certain periods of regulatory exclusivity (e.g., five years for new chemical entities, three years for changes to an approved drug requiring a new clinical study, seven years for orphan drugs), which preclude FDA approval (or in some circumstances, FDA filing and review of) an ANDA or 505(b)(2) NDA relying on the FDA’s finding of safety and effectiveness for the innovative drug. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the “Orange Book.” If there are patents listed in the Orange Book, a generic applicant that seeks to market its product before expiration of the patents must include in the ANDA or 505(b)(2) what is known as a “Paragraph IV certification,” challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the innovator, too, and if within 45 days of receiving notice the innovator sues to protect its patents, approval of the ANDA is stayed for 30 months, or as lengthened or shortened by the court.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective together beneficially own a significant percentage of our stock. Therefore, these stockholders will have substantial influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could, among other things, delay or prevent an acquisition of our company on terms that other stockholders may desire, which in turn could depress our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

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

Neither we nor our independent registered public accounting firm has performed or was required to perform an evaluation of our internal control over financial reporting in according with Section 404 of the Sarbanes-Oxley Act. We have taken steps to remediate the material weaknesses, including increasing the depth and experience within our accounting and finance organization, and implemented an approval process related to manual journal entries and the related supporting journal entry calculations. In addition, we are continuing to work on designing and implementing additional improved processes and internal controls. While we intend to implement a plan to remediate the material weaknesses, we have not completed the implementation of this plan as of March 31, 2017. Accordingly, we continue to have the material weaknesses as of March 31, 2017. We can give no assurance that our current and planned implementation will remediate this deficiency in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations.

We are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act (Section 404), to furnish a report by management on the effectiveness of our internal control over financial reporting for the year ended December 31, 2017. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first Annual Report required to be filed with the SEC following the date we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). At such time as we are required to obtain auditor attestation, if we then have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered accounting firm.

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

We will remain an emerging growth company, and thus may continue to rely on these exemptions, until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior September 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. At March 31, 2017, we had outstanding a total of 16,834,647 shares of common stock, notwithstanding any potential exercises of outstanding options and issuance of shares under the employee stock purchase plan.

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

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management has been required and will continue to be required to devote substantial time to maintain compliance with our public company responsibilities and corporate governance practices.

We have incurred and will continue to incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and regulations regarding corporate governance practices. The listing requirements of The NASDAQ Global Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel have devoted and will continue to need to devote a substantial amount of time to ensure that we comply with all of these requirements, and we will likely need to hire additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

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

None.

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

None.

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

PROTAGONIST THERAPEUTICS, INC.

Date:	May 10, 2017	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer) PEO

Date:	May 10, 2017	By:	/s/ Thomas P. O’Neil
Thomas P. O’Neil
Chief Financial Officer
(Principal Financial PF and Accounting Officer AO)

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-3785237852	3.1	8/16/2016
3.2	Amended and Restated Bylaws	S-1/A	333-212476	3.2	8/1/2016
4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	333-212476	4.1	8/1/2016
4.2	Amended and Restated Investor Rights Agreement, by and among Protagonist Therapeutics, Inc. and the stockholders named therein, dated July 10, 2015.	S-1/A	333-212476	4.2	8/1/2016
10.1	Lease, dated March 6, 2017, by and between the Registrant and BMR-Pacific Research Center LP.	10-K	001-37852	10.9	3/7/2017
31.1+	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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