Form 10-Q
period 2017-06-30
Protagonist Therapeutics, Inc
filed 2017-08-08
CIK 1377121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-37852

PROTAGONIST THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0505495
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7707 Gateway Boulevard, Suite 140 Newark, California 94560-1160	(510) 474-0170
(Address, including zip code, of registrant’s principal executive offices)	(Telephone number, including area code, of registrant’s principal executive offices)

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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2017
Common Stock, $0.00001 par value	16,902,761

PROTAGONIST THERAPEUTICS, INC.
FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
		(Note 2)
Assets
Current assets:
Cash and cash equivalents	$10,365	$21,084
Restricted cash - current	10	10
Available-for-sale securities - current	54,127	56,515
Research and development tax incentive receivable	2,881	2,241
Prepaid expenses and other current assets	1,743	3,394
Total current assets	69,126	83,244
Property and equipment, net	903	562
Restricted cash - noncurrent	450	—
Available-for-sale securities - noncurrent	—	10,150
Other assets	—	34
Total assets	$70,479	$93,990
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,639	$1,163
Accrued expenses and other payables	6,727	5,272
Total current liabilities	9,366	6,435
Deferred rent	83	—
Total liabilities	9,449	6,435
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; and no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.00001 par value, 90,000,000 shares authorized; 16,899,261 and 16,722,280 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	154,700	152,393
Accumulated other comprehensive gain (loss)	3	(245)
Accumulated deficit	(93,673)	(64,593)
Total stockholders’ equity	61,030	87,555
Total liabilities and stockholders’ equity	$70,479	$93,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$12,007	$5,696	$23,289	$11,321
General and administrative	3,124	1,395	6,115	2,810
Total operating expenses	15,131	7,091	29,404	14,131
Loss from operations	(15,131)	(7,091)	(29,404)	(14,131)
Interest income	152	27	324	39
Change in fair value of redeemable convertible preferred stock tranche and warrant liabilities	—	—	—	(4,719)
Other expense	—	(34)	—	(34)
Net loss	$(14,979)	$(7,098)	$(29,080)	$(18,845)
Net loss attributable to common stockholders	$(14,979)	$(7,323)	$(29,080)	$(19,110)
Net loss per share attributable to common stockholders, basic and diluted	$(0.89)	$(19.07)	$(1.73)	$(56.90)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	16,875,627	383,910	16,821,225	335,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(14,979)	$(7,098)	$(29,080)	$(18,845)
Other comprehensive loss:
Gain (loss) on translation of foreign operations	14	(4)	251	(2)
Unrecognized gain (loss) on available-for-sale securities	11	(1)	(3)	4
Comprehensive loss	$(14,954)	$(7,103)	$(28,832)	$(18,843)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,080)	$(18,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	181	159
(Gain) loss on disposal of property and equipment	(65)	34
Amortization of premium on available-for-sale securities	272	72
Stock-based compensation	1,845	162
Change in fair value associated with redeemable convertible preferred stock tranche liability	—	4,194
Change in fair value of redeemable convertible preferred stock warrant liability	—	525
Changes in operating assets and liabilities:
Research and development tax incentive receivable	(479)	(1,030)
Prepaid expenses and other current assets	1,698	1,134
Other assets	—	(4)
Accounts payable	1,428	85
Accrued expenses and other payables	1,517	202
Net cash used in operating activities	(22,683)	(13,312)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(420)	(279)
Purchase of available-for-sale securities	(8,002)	(6,396)
Proceeds from maturities of available-for-sale securities	20,265	7,788
Net cash provided by investing activities	11,843	1,113
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	22,508
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	461	143
Payment of deferred offering costs	—	(770)
Net cash provided by financing activities	461	21,881
Effect of exchange rate changes on cash, cash equivalents and restricted cash	110	31
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,269)	9,713
Cash, cash equivalents and restricted cash, beginning of period	21,094	4,065
Cash, cash equivalents and restricted cash, end of period	$10,825	$13,778
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING INFORMATION
Settlement of fair value of redeemable convertible preferred stock liability	$—	$5,837
Accretion of redeemable convertible preferred stock	$—	$265
Deferred offering costs in accounts payable and accrued liabilities	$—	$696
Acquisition of equipment in trade-in	$185	$—
Purchase of property and equipment in accounts payable and accrued liabilities	$42	$—
Reclassification of preferred stock warrant liability to equity	$—	$1,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

Protagonist Therapeutics, Inc. (the “Company”) was incorporated in the state of Delaware on August 22, 2006 and is headquartered in Newark, California. The Company is a clinical-stage biopharmaceutical company with a proprietary technology platform which is utilized to discover and develop novel peptide-based drugs to address significant unmet medical needs. Protagonist Pty Limited (“Protagonist Australia”) is a wholly-owned subsidiary of the Company and is located in Brisbane, Australia. Protagonist Australia was incorporated in Australia in September 2001. The Company became the parent of Protagonist Australia pursuant to a transaction in which all of the issued and outstanding capital stock of Protagonist Australia was exchanged for shares of the Company’s common stock and Series A preferred stock. The Company manages its operations as a single operating segment.

Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of $93.7 million as of June 30, 2017. The Company’s ultimate success depends on the outcome of its research and development activities. The Company expects to incur additional losses and negative cash flows for the foreseeable future and it anticipates the need to raise additional capital to fully implement its business plan. The Company will also continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing, but there is no assurance that such financing will be available at terms acceptable to the Company, if at all.

Initial Public Offering

On August 10, 2016, the Company’s registration statement on Form S-1 (File Nos. 333-212476 and 333-213071) related to its initial public offering (“IPO”) of common stock became effective. The IPO closed on August 16, 2016 at which time the Company issued 7,500,000 shares of its common stock at a price of $12.00 per share. In addition, upon closing the IPO, all outstanding shares of the redeemable convertible preferred stock converted into 8,577,571 shares of common stock. There were no shares of redeemable convertible preferred stock outstanding at June 30, 2017 or December 31, 2016. In September 2016, the Company issued an additional 252,972 shares of its common stock at a price of $12.00 per share following the underwriters’ exercise of their option to purchase additional shares. The Company received an aggregate of $83.6 million in cash, net of underwriting discounts and commissions, after deducting offering costs paid by the Company.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s consolidated financial information. The results

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and available-for-sale securities. Substantially all of the Company’s cash is held by two financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. The primary focus of the Company’s investment strategy is to preserve capital and to meet liquidity requirements. The Company’s cash equivalents and available-for-sale securities are managed by external managers within the guidelines of the Company’s investment policy. The Company’s investment policy addresses the level of credit exposure by limiting concentration in any one corporate issuer and establishing a minimum allowable credit rating. To manage its credit risk exposure, the Company maintains its portfolio of cash equivalents and available-for-sale securities in fixed income securities denominated and payable in U.S. dollars. Permissible investments of fixed income securities include obligations of the U.S. government and its agencies, money market instruments including commercial paper and negotiable certificates of deposit, and highly rated corporate debt obligations and money market funds. The Company has not experienced any material credit losses on its investments.

Cash Equivalents

Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of cash balances primarily held as security in connection with the Company’s corporate credit card and a letter of credit related to the Company's facility lease entered into in March 2017.
Cash as Reported in Consolidated Statements of Cash Flows

Cash as reported in the unaudited condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as presented on the consolidated balance sheets.

Cash as reported in the unaudited condensed consolidated statements of cash flows consists of (in thousands):

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	June 30,
	2017	2016
Cash and cash equivalents	$10,365	$13,768
Restricted cash - current	10	10
Restricted cash - noncurrent	450	—
Cash balance in condensed consolidated statements of cash flows	$10,825	$13,778

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

Fair Value of Financial Instruments

Fair value accounting is applied to all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis (at least annually). The carrying amount of the Company’s financial instruments, including cash equivalents, accounts payable and accrued expenses and other payables approximates fair value due to their short-term maturities. See Note 4, Fair Value Measurements, regarding the fair value of the Company’s other financial assets and liabilities.

Accrued Research and Development Costs

The Company accrues for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of pre-clinical studies and clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated services provided but not yet invoiced, and includes these costs in accrued expenses and other payables in the condensed consolidated balance sheets and within research and development expense in the condensed consolidated statements of operations. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. The Company makes significant judgments and estimates in determining the accrued liabilities at each balance sheet date. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued liabilities and actual costs incurred. However, the status and timing of actual services performed, number of patients enrolled, and the rate of patient enrollment may vary from the Company’s estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations.

Research and Development Costs

Research and development costs are expensed as incurred, unless there is an alternate future use in other research and development projects or otherwise. Research and development costs include salaries and benefits, stock-based compensation expense, laboratory supplies and facility-related overhead, outside contracted services including clinical trial costs, manufacturing and process development costs for both clinical and preclinical materials, research costs, development milestone payments under license and collaboration agreements, and other consulting services.

Research and Development Tax Incentive

The Company is eligible under the AusIndustry research and development tax incentive program to obtain a cash amount from the Australian Taxation Office. The tax incentive is available to the Company on the basis of specific criteria with which

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

the Company must comply. Specifically, the Company must have annual turnover of less than AUD 20.0 million and cannot be controlled by income tax exempt entities. The research and development tax incentive is recognized as a reduction to research and development expense when the right to receive has been attained and funds are considered to be collectible. The tax incentive is denominated in Australian dollars and, therefore, the related receivable is remeasured into U.S. dollars as of each reporting date.

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

Recently Adopted Accounting Pronouncements
In November 2015, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which is intended to simplify and improve how deferred income taxes are classified on the balance sheet. This guidance eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet and now requires entities to classify all deferred tax assets and liabilities as noncurrent. The guidance is effective for annual periods beginning after December 15, 2016 and for interim periods within those annual periods, and early adoption is permitted. The Company adopted this guidance effective January 1, 2017. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or liquidity.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of accounting for employee share-based payment transactions, including income tax consequences, the determination of forfeiture rates, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and early adoption is permitted. The Company adopted this guidance effective January 1, 2017 and has elected to recognize forfeitures of share-based payment awards as they occur on a prospective basis. The impact of the adoption of ASU 2016-09 was not material to the Company’s condensed consolidated financial statements. The adoption of this guidance did not have a material impact on the income tax effects of share-based payment awards as the resulting change in the Company's deferred income tax assets is fully offset by a corresponding deferred income tax asset valuation allowance.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires the presentation of changes in restricted cash or restricted cash equivalents on the statement of cash flows. This guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company early adopted this guidance effective March 31, 2017, and, accordingly, amounts generally described as restricted cash are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

period total amounts of cash reflected on the accompanying consolidated statements of cash flows. The Company has adopted ASU 2016-18 retrospectively and has revised the prior period cash flows from investing activities, beginning cash balance, and ending cash balance to reflect the change in presentation of restricted cash. Other than the change in presentation in the accompanying consolidated statements of cash flows, the adoption of this guidance had no effect on the Company’s financial position, results of operations or liquidity.

Recently Issued Accounting Pronouncements Not Adopted as of June 30, 2017

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for accounting for revenue from contracts with customers. In 2015 and 2016, the FASB issued additional ASUs that delayed the effective date and clarified various aspects of the new guidance, including principal vs. agent considerations, identifying performance obligations and licensing, and also included other improvements and practical expedients. The new standard will become effective for the Company on January 1, 2018, and early application is permitted for periods beginning on or after January 1, 2017. The new guidance applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under the new guidance, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of the new guidance, the entity performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company expects to modify its accounting policies to reflect the requirements of this guidance and expects to select the full retrospective transition method. The Company did not recognize revenue for the six months ended June 30, 2017 and 2016 and therefore, the planned adoption of this guidance will not affect the Company's consolidated financial statements and disclosures for these periods or future periods until the Company reports revenues.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, (with the exception of short-term leases) at the commencement date, lessees will be required to recognize a lease liability and a right-of-use asset. Lessor accounting is largely unchanged, while lessees will no longer be provided with a source of off-balance sheet financing. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Lessees (for capital and operating leases) are required to apply the modified retrospective transition method for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective method does not require any transition accounting for leases that did not exist before the earliest comparative period presented. While the Company continues to evaluate the impact of this guidance on its consolidated financial statements, it expects that its non-cancellable operating lease commitments will be subject to the new guidance and recognized as right-of-use assets and operating lease liabilities on the Company’s consolidated balance sheets, and that the adoption of this new guidance will not have a material impact on its results of operations or liquidity. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and disclosures.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. The new standard replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019 and early adoption is permitted for fiscal years and interim periods within those years beginning after December 15, 2018. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification of certain cash receipts and cash payments in the statements of cash flow to eliminate the diversity in practice related to eight specific cash flow issues. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and disclosures.

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance on the types of changes to the terms and conditions of share-based payment awards to which an entity would be required to apply modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and disclosures.

Note 3. Janssen Collaboration Agreement

Janssen Collaboration Agreement

On May 26, 2017, the Company and Janssen Biotech, Inc., ("Janssen") entered into an exclusive license and collaboration agreement (the "Janssen Collaboration Agreement") for the development, manufacture and commercialization of PTG-200 worldwide for the treatment of Crohn's disease ("CD") and ulcerative colitis ("UC"). PTG-200 is the Company’s oral Interleukin 23 receptor ("IL-23R") antagonist drug candidate currently in pre-clinical development. The Janssen Collaboration Agreement became effective on July 13, 2017. Upon the effectiveness of the agreement, the Company became eligible for a non-refundable, upfront cash payment of $50.0 million from Janssen, which the Company expects to receive during the third quarter of 2017.
Under the Janssen Collaboration Agreement, the Company granted to Janssen an exclusive worldwide license to develop, manufacture and commercialize PTG-200 and related IL-23R compounds for all indications, including CD and UC. The Company is responsible, at its own expense, for the conduct of the Phase 1 clinical trial for PTG-200, and Janssen will be responsible for the conduct of a potential Phase 2 clinical trial for PTG-200 in CD. All such clinical trials would be conducted in accordance with a mutually agreed upon clinical development plan and budget. Development costs for the Phase 2 clinical trial would be shared between the parties on an 80%/20% basis, with Janssen assuming the larger share. Should Janssen elect to retain its license following completion of the Phase 2 clinical trial, it would be responsible, at its own expense, for the manufacture, continued development of, seeking regulatory approval for, and commercialization of PTG-200 worldwide. The parties’ development activities under the Janssen Collaboration Agreement through the Phase 2 clinical trial will be overseen by a joint governance structure which will have equal representation by both parties.
Following the conclusion of the planned Phase 2A portion of the Phase 2 clinical trial, if Janssen elects to maintain its license rights and continue the development of PTG-200 in the Phase 2B portion of such clinical trial (the “First Opt-in Election”), the Company would be eligible to receive a $125 million payment. Following the conclusion of the planned Phase 2B portion of the Phase 2 clinical trial, if Janssen elects again to maintain its license rights (the “Second Opt-in Election”), the Company would be eligible to receive a $200 million payment. In addition to the opt-in fees, the Company is eligible to receive potential development, regulatory and sales milestone payments of up to an aggregate of $615 million and tiered royalties paid as a percentage of Janssen’s worldwide net sales at rates ranging from ten to the mid-teens, with certain customary reductions under certain circumstances. If Janssen does not make either the First Opt-in Election or the Second Opt-in Election, the Janssen Collaboration Agreement would terminate. If Janssen does not make the Second Opt-in Election, or if at any time after the Second Opt-in Election, Janssen terminates the Janssen Collaboration Agreement, the Company would be obligated to pay Janssen a royalty on worldwide net sales of PTG-200. The Company would also have an option to provide up to 30% of the required U.S. details for PTG-200 to prescribers, using its own sales force personnel, upon commercial launch in the United States. If such right is exercised by the Company, the Company’s detailing costs would be reimbursed by Janssen.
The Janssen Collaboration Agreement contains customary representations, warranties and covenants by the Company and Janssen and includes an obligation by the Company not to develop or commercialize other compounds which also target IL-23R outside of the Janssen Collaboration Agreement until completion of the Phase 2B portion of the Phase 2 clinical trial. Each of the Company and Janssen is required to indemnify the other party against all losses and expenses related to breaches of its representations, warranties and covenants under the Janssen Collaboration Agreement.
The Janssen Collaboration Agreement remains in effect until the royalty obligations cease following patent and regulatory expiry, unless terminated earlier. Either the Company or Janssen may terminate the Janssen Collaboration Agreement for uncured material breach. Janssen retains the right to terminate the Janssen Collaboration Agreement for convenience and without cause on written notice of a certain period to the Company. Upon a termination of the Janssen Collaboration Agreement, all rights revert back to the Company, and in certain circumstances, if such termination occurs during ongoing

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

clinical trials, Janssen would, if requested, provide certain financial and operational support to the Company for the completion of such trials.

Note 4. Fair Value Measurements

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

In determining fair value, the Company utilizes quoted market prices, broker or dealer quotations, or valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in its assessment of fair value.

The following table presents the fair value of the Company’s financial assets and liabilities determined using the inputs defined above (in thousands).

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$9,236	$—	$—	$9,236
Corporate bonds	—	15,821	—	15,821
Commercial paper	—	1,200	—	1,200
Government bonds	—	37,106	—	37,106
Total financial assets	$9,236	$54,127	$—	$63,363

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$11,270	$—	$—	$11,270
Corporate bonds	—	21,841	—	21,841
Commercial paper	—	10,769	—	10,769
Government bonds	—	41,289	—	41,289
Total financial assets	$11,270	$73,899	$—	$85,169

The Company's corporate bonds, commercial paper and government bonds are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

Note 5. Balance Sheet Components

Cash Equivalents and Available-for-sale Securities

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Cash equivalents and available-for-sale securities consisted of the following (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
Money market funds	$9,236	$—	$—	$9,236
Corporate bonds	15,839	—	(18)	15,821
Commercial paper	1,200	—	—	1,200
Government bonds	37,163	—	(57)	37,106
Total cash equivalents and available-for-sale securities	$63,438	$—	$(75)	$63,363
Classified as:
Cash equivalents				$9,236
Available-for-sale securities - current				54,127
Available-for-sale securities - noncurrent				—
Total cash equivalents and available-for-sale securities				$63,363

	December 31, 2016
	Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
Money market funds	$11,270	$—	$—	$11,270
Corporate bonds	21,886	—	(45)	21,841
Commercial paper	10,769	—	—	10,769
Government bonds	41,316	2	(29)	41,289
Total cash equivalents and available-for-sale securities	$85,241	$2	$(74)	$85,169
Classified as:
Cash equivalents				$18,504
Available-for-sale securities - current				56,515
Available-for-sale securities - noncurrent				10,150
Total cash equivalents and available-for-sale securities				$85,169

All available-for-sale securities - current held as of June 30, 2017 and December 31, 2016 had contractual maturities of less than one year. All available-for-sale securities - noncurrent held as of December 31, 2016 had contractual maturities of at least one year but less than two years. There were no available-for-sale securities - noncurrent held as of June 30, 2017. There have been no material realized gains or losses on available-for-sale securities for the periods presented.

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued clinical and research related expenses	$4,299	$3,617
Accrued employee related expenses	1,338	1,420
Accrued professional service fees	669	115
Accrued milestone payment to former collaboration partner	250	—
Other	171	120
Total accrued expenses and other payables	$6,727	$5,272

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 6. Research Collaboration and License Agreement

In October 2013, the Company’s former collaboration partner decided to abandon a collaboration program with the Company and, pursuant to the terms of the agreement between the Company and the former collaboration partner, the Company elected to assume the responsibility for the development and commercialization of the product candidate. Upon the former collaboration partner’s abandonment, it assigned to the Company certain intellectual property arising from the collaboration and also granted the Company an exclusive license to certain background intellectual property rights of the former collaboration partner that relate to the products acquired by the Company. The nomination of PTG-300 as a development candidate triggered a $250,000 payment from the Company to the former collaboration partner, which the Company recorded as a research and development expense during the three months ended March 31, 2016. The initiation of a Phase 1 clinical study for PTG-300 during the second quarter of 2017 triggered an additional $250,000 payment obligation from the Company to the former collaboration partner, which the Company recorded as a research and development expense during the three months ended June 30, 2017. The Company has the right, but not the obligation, to further develop and commercialize the product and, if the Company successfully develops and commercializes PTG-300 without a partner, the Company will pay the former collaboration partner up to an additional aggregate of $28.5 million for the achievement of certain development and regulatory milestone events and up to an additional aggregate of $100.0 million for the achievement of certain sales milestone events. In addition, the Company will pay the former collaboration partner a low single digit royalty on worldwide net sales of the product until the later of 10 years from the first commercial sale of the product or the expiration of the last patent covering the product.

Note 7. Government Programs

Research and Development Tax Incentive

The Company recognized AUD 501,000 ($377,000) and AUD 635,000 ($480,000) as a reduction of research and development expenses for the three and six months ended June 30, 2017, respectively, in connection with the research and development tax incentive from Australia. The Company recognized AUD 666,000 ($498,000) and AUD 1.4 million ($1.0 million) as a reduction of research and development expenses for the three and six months ended June 30, 2016, respectively, in connection with the research and development tax incentive from Australia. As of June 30, 2017, and December 31, 2016, the research and development tax incentive receivable was AUD 3.7 million ($2.9 million) and AUD 3.1 million ($2.2 million), respectively.

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

SBIR Grant

In May 2017, the Company was awarded a Phase 2 Small Business Innovation Research ("SBIR") Grant from the National Institute of Diabetes and Digestive and Kidney Diseases ("NIDDK") of the National Institutes of Health ("NIH") in support of research aimed at developing biomarkers that define IL-23R target engagement by oral peptide antagonists and the effects of that engagement of downstream signaling. The total grant award was $1.3 million and is for the period from May 2017 to April 2019.

In July 2016, the Company was awarded a Phase 1 SBIR Grant from the National Institute of Heart and Lung Diseases of the NIH in support of pre-clinical research aimed at discovering and optimizing lead molecules as novel peptide mimetics of the natural hepcidin hormone. The total grant award was $219,000 and was for the period from August 2016 to January 2017.

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In September 2015, the Company was awarded a Phase 1 SBIR Grant from the NIDDK of the NIH in support of research on orally stable peptide antagonists of IL-23R as potential treatments for IBD. The total grant award was $224,000 and was for the period from September 2015 to August 2016.

The Company recognizes a reduction to research and development expenses when expenses related to the grants have been incurred and the grant funds become contractually due from NIH. The Company recorded $20,000 as a reduction of research and development expenses for the three and six months ended June 30, 2017. The Company recorded $69,000 as a reduction of research and development expenses for the six months ended June 30, 2016. The Company recorded a receivable for $19,000 and $100,000 as of June 30, 2017 and December 31, 2016, respectively, to reflect the eligible costs incurred under the grants that are contractually due to the Company and such amounts are included in the prepaid expenses and other current assets on the condensed consolidated balance sheets.

Note 8. Commitments and Contingencies

In March 2017, the Company entered into a lease agreement for office and laboratory space located in Newark, California. The Company relocated its operations to the new facility in May 2017. The Company provided the landlord with a $450,000 letter of credit collateralized by restricted cash as security deposit for the lease, which expires in May 2024. The Company is entitled to tenant improvement allowances of approximately $469,000, any unused portion of which expires in December 2018. The Company records tenant improvement allowances as deferred rent when funds are received and associated capital expenditures as leasehold improvements that will be amortized over the shorter of their useful life or the remaining term of the lease.

The following table summarizes the Company's minimum lease payments related to the Newark facility as of June 30, 2017 (in thousands):

Year Ending December 31:	Amount
2017 (remaining six months)	$495
2018	1,667
2019	1,941
2020	1,999
2021	2,059
Thereafter	5,228
Total minimum lease payments	$13,389

Note 9. Preferred Stock Warrants

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

The Company recorded a charge of $525,000 for the six months ended June 30, 2016, representing the increase in the fair value of the redeemable convertible preferred stock warrant liability in the condensed consolidated statements of operations. There were no such charges incurred for the three months ended June 30, 2016 and the three and six months ended June 30, 2017.

Note 10. Redeemable Convertible Preferred Stock Tranche Liability

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

In March 2016, the Company completed the closing of the Series C Second Tranche and issued 45,189,794 shares of Series C redeemable convertible preferred stock for net cash proceeds of $22.5 million. At this time, the Series C redeemable convertible preferred stock liability was remeasured at $5.8 million, determined using a hybrid method of the Option Pricing Model with a 67% weighted value per share and the PWERM with a 33% weighted value per share. Upon the closing of the Series C Second Tranche, the Series C redeemable convertible preferred stock liability was terminated and the balance of the liability of $5.8 million was reclassified to redeemable convertible preferred stock. The Company recorded a charge of $4.2 million for the increase in the fair value of the Series C redeemable convertible preferred stock liability in the condensed consolidated statements of operations for the six months ended June 30, 2016. There were no such charges incurred for the three months ended June 30, 2016 and the three and six months ended June 30, 2017.

Note 11. Equity Plans

Equity Incentive Plan

In July 2016, the Company’s board of directors and stockholders approved the Company's 2016 Equity Incentive Plan (the “2016 Plan”) to replace the 2007 Stock Option Plan, which became effective upon the Company’s IPO. Under the 2016 Plan, 1,200,000 shares of the Company’s common stock were initially reserved for issuance of stock options, restricted stock units, and other awards to employees, directors, and consultants. Pursuant to the “evergreen” provision contained in the 2016 Plan, the number of shares reserved for issuance under the 2016 Plan automatically increases on January 1 of each year, starting on January 1, 2017 and continuing through (and including) January 1, 2026, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding fiscal year, or a lesser number of shares determined by the Company’s board of directors. As of June 30, 2017, the Company has reserved 1,868,891 shares of common stock for issuance under the 2016 Plan. The 2016 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Options granted under the 2016 Plan expire no later than ten years from the date of grant. Employee stock options generally vest over a period of four years. Non-employee director initial stock options generally vest over a period of three years, and non-employee director annual refresher stock options generally vest over a period of approximately one year.

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Stock Options

Activity under the Company’s equity incentive plans is set forth below:

			Options Outstanding
	Options Available for Grant	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
					(in thousands)
Balances at December 31, 2016	164,328	2,393,829	$10.39	8.79
Additional options authorized	668,891	—
Options granted	(261,000)	261,000	$10.54
Options exercised	—	(151,299)	$1.32
Options forfeited	50,271	(50,271)	$18.91
Balances at June 30, 2017	622,490	2,453,259	$10.80	8.73	$10,463
Options exercisable at June 30, 2017		680,187	$8.20	8.22	$4,056
Options vested and expected to vest at June 30, 2017		2,453,259	$10.80	8.73	$10,463
____________________
(1) The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on June 30, 2017. The calculation excludes options with an exercise price higher than the closing price of the Company's common stock on June 30, 2017.

During the six months ended June 30, 2017, the estimated weighted-average grant-date fair value of common stock underlying options granted was $6.26 per share.

Employee Stock Options Valuation

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected term (in years)	5.50 - 6.07	5.88	5.50 - 6.08	5.88 - 5.94
Expected volatility	64.4% - 65.4%	62.5%	62.5% - 65.4%	62.5% - 64.8%
Risk-free interest rate	1.88% - 1.98%	1.38%	1.88% - 2.07%	1.27% - 1.38%
Dividend yield	—	—	—	—

Employee Stock Purchase Plan

In July 2016, the Company’s board of directors and stockholders approved the 2016 Employee Stock Purchase Plan (the “2016 ESPP”), which became effective upon the closing of the IPO. Under the 2016 ESPP, 150,000 shares of the Company’s common stock were initially reserved for issuance for employee purchases of the Company’s common stock. Pursuant to the “evergreen” provision contained in the 2016 ESPP, the number of shares reserved for issuance under the 2016 ESPP automatically increases on January 1 of each year, starting on January 1, 2017 and continuing through (and including) January 1, 2026 by the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding fiscal year, (ii) 300,000 shares, or (iii) such other number of shares determined by the Company’s board of directors. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

period or at the end of each applicable purchase period. As of June 30, 2017, a total of 317,222 shares of common stock were authorized for issuance under the 2016 ESPP, and 25,682 shares have been issued.

Stock-Based Compensation

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$476	$46	$799	$75
General and administrative	525	60	1,046	87
Total stock-based compensation expense	$1,001	$106	$1,845	$162

As of June 30, 2017, total unrecognized stock-based compensation expense related to stock options totaled $11.6 million, which the Company expects to recognize over a weighted-average period of approximately 2.71 years.

Note 12. Net Loss per Share Attributable to Common Stockholders

As the Company had net losses for the three and six months ended June 30, 2017 and 2016, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(14,979)	$(7,098)	$(29,080)	$(18,845)
Accretion of redeemable convertible preferred stock	—	(225)	—	(265)
Net loss attributable to common stockholders	$(14,979)	$(7,323)	$(29,080)	$(19,110)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	16,875,627	383,910	16,821,225	335,855
Net loss per share attributable to common stockholders, basic and diluted	$(0.89)	$(19.07)	$(1.73)	$(56.90)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share attributable to common stockholders computations for the three and six months ended June 30, 2017 and 2016 because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Redeemable convertible preferred stock on an as-converted basis	—	8,577,571	—	8,577,571
Options to purchase common stock	2,453,259	1,309,841	2,453,259	1,309,841
ESPP shares	23,262	—	23,262	—
Total	2,476,521	9,887,412	2,476,521	9,887,412

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements Collaboration

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors. In particular, statements, whether expressed or implied, concerning, among other things, the potential for our programs, the timing of our clinical trials, the potential for eventual regulatory approval and commercialization of our product candidates and our potential receipt of milestone payments and royalties under our collaboration agreement with Janssen, future operating results or the ability to generate sales, income or cash flow are forward-looking statements. They involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those discussed in Part II, Item 1A, of this Quarterly Report. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.“Protagonist,” the Protagonist logo and other trademarks, service marks and trade names of Protagonist are registered and unregistered marks of Protagonist Therapeutics, Inc. in the United States and other jurisdictions.

Overview

We are a clinical-stage biopharmaceutical company with a proprietary technology platform which is utilized to discover and develop novel peptide-based drugs to address significant unmet medical needs. Our primary focus is on developing potential first-in-class oral targeted therapy-based peptide drugs that work by blocking biological pathways that are currently targeted by marketed injectable antibody drugs. Our initial lead peptide product candidates, PTG-100 and PTG-200, are based on this approach, and we believe these candidates have the potential to transform the existing treatment paradigm for inflammatory bowel disease (“IBD”), chronic gastrointestinal diseases consisting primarily of ulcerative colitis (“UC”) and Crohn’s disease (“CD”).

PTG-100, a potential first-in-class oral, alpha-4-beta-7 (“α4β7”) integrin antagonist, is currently in a global Phase 2b clinical trial for the treatment of moderate-to-severe UC that is anticipated to randomize approximately 240 patients at approximately 100 clinical sites. We anticipate completing this trial in the second half of 2018. PTG-200, a potential first-in-class oral Interleukin-23 receptor (“IL-23R”) antagonist for the potential treatment of CD, is currently in pre-clinical development and is expected to enter Phase 1 clinical studies in the second half of 2017. We have a worldwide collaboration agreement with Janssen Biotech, Inc. to co-develop and commercialize PTG-200 for all indications, including IBD, as described below in the section titled "Janssen Collaboration Agreement." In addition to PTG-100 and PTG-200, we are also developing an injectable hepcidin mimetic, PTG-300, as a potential orphan drug for the treatment of rare diseases such as beta-thalassemia. PTG-300 is currently being studied in a Phase 1 clinical trial.

We have not generated any revenue from product sales and we do not currently have any products approved for commercialization. We have never been profitable and have incurred net losses in each year since inception and we do not anticipate that we will achieve profitability in the near term. Our net losses were $15.0 million and $29.1 million for the three and six months ended June 30, 2017, respectively, and $7.1 million and $18.8 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $93.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development, including clinical development activities under the Janssen Collaboration Agreement, and as a result, we expect to continue to incur losses for the foreseeable future. We also expect these losses to increase as we continue our development of, and seek regulatory approval for, our product candidates.

Janssen Collaboration Agreement

On May 26, 2017, we and Janssen Biotech, Inc., ("Janssen") entered into an exclusive license and collaboration agreement (the "Janssen Collaboration Agreement") for the development, manufacture and commercialization of PTG-200 worldwide for the treatment of CD and UC. The Janssen Collaboration Agreement became effective on July 13, 2017. Upon the effectiveness of the agreement, we became eligible for a non-refundable, upfront cash payment of $50.0 million from Janssen, which we expect to receive during the third quarter of 2017.
Under the Janssen Collaboration Agreement, we granted Janssen an exclusive worldwide license to develop, manufacture and commercialize PTG-200 and related IL-23R compounds for all indications, including CD and UC. We are responsible, at our own expense, for the conduct of the Phase 1 clinical trial for PTG-200, and Janssen will be responsible for the conduct of a potential Phase 2 clinical trial for PTG-200 in CD. All such clinical trials would be conducted in accordance with a mutually agreed upon clinical development plan and budget. Development costs for the Phase 2 clinical trial would be shared between the parties on an 80%/20% basis, with Janssen assuming the larger share. Should Janssen elect to retain its license following completion of the Phase 2 clinical trial, it would be responsible, at its own expense, for the manufacture, continued development of, seeking regulatory approval for, and commercialization of PTG-200 worldwide. The parties’ development activities under the Janssen Collaboration Agreement through the Phase 2 clinical trial will be overseen by a joint governance structure which will have equal representation by both parties.
Following the conclusion of the planned Phase 2A portion of the Phase 2 clinical trial, if Janssen elects to maintain its license rights and continue the development of PTG-200 in the Phase 2B portion of such clinical trial (the “First Opt-in Election”), we would be eligible to receive a $125 million payment. Following the conclusion of the planned Phase 2B portion of the Phase 2 clinical trial, if Janssen elects again to maintain its license rights (the “Second Opt-in Election”), we would be eligible to receive a $200 million payment. In addition to the opt-in fees, we are eligible to receive potential development, regulatory and sales milestone payments of up to an aggregate of $615 million and tiered royalties paid as a percentage of Janssen’s worldwide net sales at rates ranging from ten to the mid-teens, with certain customary reductions in certain circumstances. If Janssen does not make either the First Opt-in Election or the Second Opt-in Election, the Janssen Collaboration Agreement would terminate. If Janssen does not make the Second Opt-in Election, or if at any time after the Second Opt-in Election, Janssen terminates the Janssen Collaboration Agreement, we would be obligated to pay Janssen a royalty on worldwide net sales of PTG-200. We would also have an option to provide up to 30% of the required U.S. details for PTG-200 to prescribers, using our own sales force personnel, upon commercial launch in the United States. If such right is exercised, our detailing costs would be reimbursed by Janssen.
The Janssen Collaboration Agreement contains customary representations, warranties and covenants by us and Janssen and includes an obligation by us not to develop or commercialize other compounds which also target IL-23R outside of the Janssen Collaboration Agreement until completion of the Phase 2B portion of the Phase 2 clinical trial. We and Janssen are required to indemnify the other party against all losses and expenses related to breaches of its representations, warranties and covenants under the Janssen Collaboration Agreement.
The Janssen Collaboration Agreement remains in effect until the royalty obligations cease following patent and regulatory expiry, unless terminated earlier. Either we or Janssen may terminate the Janssen Collaboration Agreement for uncured material breach. Janssen retains the right to terminate the Janssen Collaboration Agreement for convenience and without cause on written notice of a certain period to us. Upon a termination of the Janssen Collaboration Agreement, all rights revert back to us, and in certain circumstances, if such termination occurs during ongoing clinical trials, Janssen would, if requested, provide certain financial and operational support to us for the completion of such trials.

Components of Our Results of Operations

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred, unless there is an alternative future use in other research and development projects or otherwise. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when payment has been made. In instances where we enter into agreements with third parties to provide research and development services to us, costs are expensed as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service and may include upfront payments, monthly payments, and payments upon the completion of milestones or the receipt of deliverables.

Research and development expenses consist primarily of the following:

•	expenses incurred under agreements with clinical study sites that conduct research and development activities on our behalf;

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	laboratory vendor expenses related to the preparation and conduct of pre-clinical, non-clinical, and clinical studies;

•	costs related to production of clinical supplies and non-clinical materials, including fees paid to contract manufacturers;

•	license fees and milestone payments under license and collaboration agreements; and

•	facilities and other allocated expenses, which include expenses for rent and maintenance of facilities, information technology, depreciation and amortization expense and other supplies.

We recognize the funds from grants under government programs as a reduction of research and development expenses when the related research costs are incurred. In addition, we recognize the funds related to our Australian research and development tax incentive that are not subject to refund provisions as a reduction of research and development expenses. The amounts are determined on a cost reimbursement basis and, as the incentive is related to our research and development expenditures and is non-refundable regardless of whether any Australian tax is owed, the amounts have been recorded as a reduction of research and development expenses. The Australian research and development tax incentive is recognized when there is reasonable assurance that the incentive will be received, the relevant expenditure has been incurred and the amount of the consideration can be reliably measured.

We allocate direct costs and indirect costs incurred to product candidates when they enter clinical development. For product candidates in clinical development, direct costs consist primarily of clinical, pre-clinical, and drug discovery costs, costs of supplying drug substance and drug product for use in clinical and pre-clinical studies, including clinical manufacturing costs, contract research organization fees, and other contracted services pertaining to specific clinical and pre-clinical studies. Indirect costs allocated to our product candidates on a program specific basis include research and development employee salaries, benefits, and stock-based compensation, and indirect overhead and other administrative support costs. Program-specific costs are unallocated when the clinical expenses are incurred for our early stage research and drug discovery projects, our internal resources, employees and infrastructure are not tied to any one research or drug discovery project and are typically deployed across multiple projects. As such, we do not maintain financial information regarding the costs incurred for early stage pre-clinical and drug discovery programs on a program-specific basis prior to the clinical development stage. We initiated a Phase 1 clinical study of PTG-300 during the second quarter of 2017. We have presented separately in the table below costs associated with the PTG-300 program beginning in June 2017.

The following table summarizes our research and development expenses incurred during the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Clinical and development expense - PTG 100	$7,517	$3,858	$14,084	$7,874
Clinical and development expense - PTG 300	530	—	530	—
Milestone payment obligation to former collaboration partner	250	—	250	250
Pre-clinical and drug discovery research expense	4,107	2,336	8,925	4,274
Less: Reimbursement of expenses under grants and incentives	(397)	(498)	(500)	(1,077)
Total research and development expenses	$12,007	$5,696	$23,289	$11,321

We expect our research and development expenses will increase as we progress our product candidates, advance our discovery research projects into the pre-clinical stage and continue our early stage research. The process of conducting research, identifying potential product candidates and conducting pre-clinical and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for our product candidates. The probability of success of our product candidates may be affected by numerous factors, including pre-clinical data, clinical data, competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. Our research and development programs may be subject to change from time to time as we evaluate our priorities and available resources.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of expenses for rent and maintenance of facilities, information technology, depreciation and amortization expense and other supplies. We expect to incur additional expenses to support the growth of our operations and as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, and those of the national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services.

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

In connection with our Series C redeemable convertible preferred stock financing, we were obligated to sell additional shares of Series C redeemable convertible preferred stock in a subsequent closing contingent upon the achievement of certain development milestones or upon the approval of the investors. We recorded this redeemable convertible preferred stock tranche liability incurred as a derivative financial instrument liability at fair value on the date of issuance, and we remeasured the liability on each subsequent balance sheet date. In March 2016, upon closing of the second tranche of the Series C redeemable convertible preferred stock, the fair value of the tranche liability was remeasured and the liability was reclassified to redeemable convertible preferred stock.

In addition, in connection with the issuance of our Series B redeemable convertible preferred stock financing, we issued freestanding warrants to purchase shares of Series B redeemable convertible preferred stock. We accounted for these warrants as a liability in our condensed consolidated financial statements because the underlying instrument into which the warrants were exercisable contained redemption provisions that were outside our control. Upon the exercise of warrants in April 2016, the fair value of the redeemable convertible preferred stock warrant liability was remeasured and the liability was reclassified to redeemable convertible preferred stock. The remaining warrants expired unexercised in May 2016 and, accordingly, are no longer subject to remeasurement.

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

There have been no material changes in our critical accounting policies during the six months ended June 30, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 7, 2017.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,
	2017	2016	Dollar Change	% Change
	(In thousands)
Operating expenses:
Research and development (1)	$12,007	$5,696	$6,311	111
General and administrative (2)	3,124	1,395	1,729	124
Total operating expenses	15,131	7,091	8,040	113
Loss from operations	(15,131)	(7,091)	(8,040)	113
Interest income	152	27	125	*
Other expense	—	(34)	34	100
Net loss	$(14,979)	$(7,098)	$(7,881)	111

_________________________
(1) Includes $0.5 million and $46,000 of non-cash stock-based compensation expense for the three months ended June 30, 2017 and 2016, respectively.
(2) Includes $0.5 million and $0.1 million of non-cash stock-based compensation expense for the three months ended June 30, 2017 and 2016, respectively.
* Percentage not meaningful

Research and Development Expenses

Research and development expenses increased $6.3 million, or 111%, from $5.7 million for the three months ended June 30, 2016, to $12.0 million for the three months ended June 30, 2017. The increase was primarily due to an increase of $3.7 million in PTG-100 clinical trial and development expenses related primarily to Phase 2 clinical trial site start-up activities, an increase of $1.8 million in pre-clinical and clinical development activities for our other product candidates, including efforts toward the accelerated progression to Phase 1 initiation with PTG-300 in the second quarter of 2017 and other pre-clinical and drug discovery efforts in support of our pipeline, and $0.5 million for PTG-300 Phase 1 clinical trial expenses. Research and development expenses for the three months ended June 30, 2017 also included a $250,000 milestone payment obligation due to a former collaboration partner as a result of the initiation of a Phase 1 clinical trial for PTG-300 in the second quarter of 2017. Research and development expenses for the three months ended June 30, 2017 include an increase in employee benefit-related expenses due to increased research and development headcount from 23 employees at June 30, 2016 to 32 employees at June 30, 2017.

General and Administrative Expenses

General and administrative expenses increased $1.7 million, or 124%, from $1.4 million for the three months ended June 30, 2016, to $3.1 million for the three months ended June 30, 2017. The increase was primarily due to an increase of $0.8 million in employee benefit-related expenses due to an increase in headcount to support the growth of our operations and increases of $0.5 million in consulting and contracted labor expense and $0.2 million in professional service fees due to the growth of our operations and operating as a public company.

Comparison of the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,
	2017	2016	Dollar Change	% Change
	(In thousands)
Operating expenses:
Research and development (1)	$23,289	$11,321	$11,968	106
General and administrative (2)	6,115	2,810	3,305	118
Total operating expenses	29,404	14,131	15,273	108
Loss from operations	(29,404)	(14,131)	(15,273)	108
Interest income	324	39	285	*
Change in fair value of redeemable convertible preferred stock tranche and warrant liabilities	—	(4,719)	4,719	100
Other expense	—	(34)	34	100
Net loss	$(29,080)	$(18,845)	$(10,235)	54

_________________________
(1) Includes $0.8 million and $0.1 million of non-cash stock-based compensation expense for the six months ended June 30, 2017 and 2016, respectively.
(2) Includes $1.0 million and $0.1 million of non-cash stock-based compensation expense for the six months ended June 30, 2017 and 2016, respectively.
* Percentage not meaningful

Research and Development Expenses

Research and development expenses increased $12.0 million, or 106%, from $11.3 million for the six months ended June 30, 2016, to $23.3 million for the six months ended June 30, 2017. The increase was primarily due to an increase of $6.2 million in PTG-100 clinical trial and development expenses related primarily to Phase 2 clinical trial site start-up activities, an increase of $4.7 million in pre-clinical and clinical development activities for our other product candidates, including efforts toward the accelerated progression to Phase 1 initiation with PTG-300 in the second quarter of 2017, and other pre-clinical and drug discovery efforts in support of our pipeline, and $0.5 million for PTG-300 Phase 1 clinical trial expenses. Research and development expenses for the six months ended June 30, 2017 include an increase in employee benefit-related expenses due to increased research and development headcount from 23 employees at June 30, 2016 to 32 employees at June 30, 2017.

General and Administrative Expenses

General and administrative expenses increased $3.3 million, or 118%, from $2.8 million for the six months ended June 30, 2016, to $6.1 million for the six months ended June 30, 2017. The increase was primarily due to an increase of $1.5 million in employee benefit-related expenses due to an increase in headcount to support the growth of our operations and increases of $0.8 million in consulting and contracted labor expense, $0.6 million in professional service fees and $0.2 million in insurance expense due to the growth of our operations and operating as a public company.

Change in Fair Value of Redeemable Convertible Preferred Stock Tranche and Warrant Liabilities

The change in estimated fair value associated with redeemable convertible preferred stock tranche and warrant liabilities was a charge of $4.7 million for the six months ended June 30, 2016 due to the settlement of Series C redeemable convertible preferred stock tranche liability in March 2016 and the fair value remeasurement of the outstanding warrant liability. There were no such items for the six months ended June 30, 2017.

Liquidity and Capital Resources

Liquidity and Capital Expenditures

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. As of June 30, 2017, we had $64.5 million of cash, cash equivalents and available-for-sale securities and an accumulated deficit of $93.7 million. Upon the effectiveness of the Janssen Collaboration Agreement on July 13, 2017, we became eligible for a non-refundable, upfront cash payment of $50.0 million from Janssen, which we expect to receive in the third quarter of 2017.

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

•	the achievement of development, regulatory and sales milestones resulting in payments to us from Janssen under the Janssen Collaboration Agreement, and the timing of receipt of such payments, if any;

•	the timing, receipt and amount of royalties under the Janssen Collaboration Agreement on worldwide net sales of PTG-200, upon regulatory approval or clearance, if any;

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

Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. Further, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development activities. If we do raise additional capital through public or private equity offerings or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We currently have no credit facility and, with the exception of payments we may receive under the Janssen Collaboration Agreement, we do not currently have any commitments for future external financing. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated product development programs.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash used in operating activities	$(22,683)	$(13,312)
Cash provided by investing activities	$11,843	$1,113
Cash provided by financing activities	$461	$21,881

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2017 was $22.7 million, consisting of our net loss of $29.1 million, partially offset by a net change of $4.2 million in net operating assets and liabilities and non-cash charges of $2.2 million. The change in net operating assets and liabilities was due primarily to a decrease of $1.7 million in prepaid and other current assets and an increase of $3.0 million in accounts payable and accrued expenses related primarily to an increase in research and development activities and other general and administrative professional services, partially offset by a $0.5 million increase in the Australian research and development tax incentive receivable. The non-cash charges were primarily comprised of $1.8 million of stock-based compensation.

Cash used in operating activities for the six months ended June 30, 2016 was $13.3 million, consisting of our net loss of $18.8 million, partially offset by non-cash charges of $5.1 million and a net change of $0.4 million in net operating assets and liabilities. The non-cash charges were primarily comprised of $4.2 million for the change in estimated fair value of redeemable convertible preferred stock tranche liability, $0.5 million for the change in estimated fair value of convertible preferred stock warrant liability, $0.2 million for depreciation and amortization expense and $0.2 million for stock-based compensation. The increase in net operating assets and liabilities was due primarily to a decrease of $1.1 million in prepaid and other current assets related to expensing of costs for research activities that occurred during the period and an increase of $0.3 million in accounts payable and accrued liabilities related to an increase in research and development activities, partially offset by a $1.0 million increase in the Australian research and development tax incentive receivable.

Cash Flows from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2017 was $11.8 million, consisting of maturities of available-for-sale securities of $20.3 million, partially offset by purchases of available-for-sale securities of $8.0 million and purchases of property and equipment of $0.4 million.

Cash provided by investing activities for the six months ended June 30, 2016 was $1.1 million, consisting of proceeds from maturities of available-for-sale securities of $7.8 million, partially offset by purchases of available-for-sale securities of $6.4 million and purchases of property and equipment of $0.3 million. The purchase of property and equipment was primarily related to the expansion of our laboratory and purchases of scientific equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2017 was $0.5 million related to the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan.

Cash provided by financing activities for the six months ended June 30, 2016 was $21.9 million, consisting of net proceeds of $22.5 million from the issuance of redeemable convertible preferred stock and proceeds of $0.1 million from the issuance of common stock upon exercise of stock options, partially offset by payments for deferred initial public offering costs of $0.8 million.

Contractual Obligations and Other Commitments

In March 2017, we entered into a lease agreement for office and laboratory space located in Newark, California. We relocated our operations to the new facility in May 2017. We provided the landlord with a $450,000 letter of credit collateralized by restricted cash as security deposit for the lease, which expires in May 2024. Under the terms of the lease, we are responsible for certain taxes, insurance and maintenance expenses.

The following table summarizes our contractual obligations as of June 30, 2017 (in thousands):

	Payments Due by Period
Contractual Obligations:	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Operating lease obligations	$1,207	$3,883	$4,119	$4,180	$13,389
Total contractual obligations	$1,207	$3,883	$4,119	$4,180	$13,389

During the six months ended June 30, 2017, there were no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 7, 2017.

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

We had $64.5 million and $87.7 million in cash, cash equivalents and available-for-sale securities at June 30, 2017 and December 31, 2016, respectively. Cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Available-for-sale securities consist of corporate bonds, commercial paper and government bonds. Short-term available-for-sale securities have maturities of greater than three months but no longer than 365 days as of the balance sheet date. Long-term available-for-sale securities have maturities of 365 days or longer as of the balance sheet date. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been material. We had no outstanding debt as of June 30, 2017.

Approximately $1.0 million and $1.9 million of our cash balance was located in Australia at June 30, 2017 and December 31, 2016, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and, with the participation of our Chief Executive Officer and Chief Financial Officer,

evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting described below.

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

Remediation Plans

While we began to implement a plan to remediate the material weaknesses, we have not completed the implementation of this plan as of June 30, 2017. Accordingly, we continue to have the material weaknesses as of June 30, 2017. We can give no assurance that our current and planned implementation will remediate this deficiency in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our plan to remediate the material weaknesses has included implementing a new accounting software system, adding additional accounting personnel and performing reviews of manual journal entries. We completed the implementation of a new accounting system during the first quarter of 2017 to improve our information systems related controls. We recruited a corporate controller and additional finance and accounting personnel to enhance segregation of duties. In addition, we will continue to utilize consultants with technical accounting expertise as needed, and we will establish formal written policies for our accounting function and processes.

Changes in Internal Control over Financial Reporting

Other than the aforementioned remediation actions, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations.  If any of these risks occur, our business, results of operations or financial condition could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 7, 2017.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.*

We have incurred significant operating losses since our inception. Our net loss for the years ended December 31, 2016 and 2015 was approximately $37.2 million and $14.9 million, respectively, and $29.1 million for the six months ended June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $93.7 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development, including clinical development activities under our exclusive license and collaboration agreement (the “Collaboration Agreement”) with Janssen Biotech, Inc., a Pennsylvania corporation (“Janssen”), and as a result, we expect to continue incurring losses for the foreseeable future. We also expect these losses to increase as we continue our development of, and seek regulatory approvals for, our peptide-based product candidates.

We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we do not currently have any product candidates in registration or pivotal clinical trials. If any of our peptide-based product candidates fail in clinical trials or do not gain regulatory approval, or even if approved, fail to achieve market acceptance, we may never become profitable. Furthermore, any revenues generated from the Collaboration Agreement with Janssen may not be sufficient alone to sustain our operations as there can be no assurance that we will receive any opt-in election fees, development, regulatory, or sales milestone payments, or royalties from Janssen in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

If one or more of our peptide-based product candidates is approved for commercial sale and we retain commercial rights, we anticipate incurring significant costs associated with manufacturing and commercializing such approved peptide-based product candidate. Therefore, even if we are able to generate revenue from the sale of any approved product, we may never become profitable.

We are an early clinical-stage biopharmaceutical company with no approved products and no historical product revenue, which makes it difficult to assess our future prospects and financial results.*

We are an early clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. Our operations to date have been limited to developing our technology, undertaking pre-clinical studies and clinical trials of our pipeline candidates, including pre-clinical studies and clinical trials of PTG-100 and PTG-300 and pre-clinical studies of PTG-200, as well as our proprietary technology platform. We successfully filed a Clinical Trial Notification in Australia to support our completed Phase 1 clinical trial of PTG-100. We have successfully filed a U.S. IND application, and regulatory submissions in other countries as well, to support our ongoing global Phase 2b study of PTG-100 in ulcerative colitis (“UC”). As an early clinical-stage company, we have not yet demonstrated an ability to generate revenue or successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields such as biopharmaceutical drug discovery and development. Consequently, the ability to accurately assess our future operating results or business prospects is significantly more limited than if we had a longer operating history or approved products on the market.

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

•
our ability to obtain, as well as the timeliness of obtaining, additional funding to develop, and potentially manufacture and commercialize our product candidates, including under our collaboration agreement with Janssen;

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

Accordingly, the likelihood of our success must be evaluated in light of many potential challenges and variables associated with an early clinical-stage biopharmaceutical company, many of which are outside of our control, and past results, including operating or financial results, should not be relied on as an indication of future results.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all.*

Our operations have consumed substantial amounts of cash since inception. We conducted a Phase 1 clinical trial of PTG-100 in healthy volunteers, we have initiated a global Phase 2b clinical trial of PTG-100 in patients with moderate-to-severe UC, we have initiated a Phase 1 clinical study of PTG-300 in normal healthy volunteers, and we have also commenced IND-enabling studies of PTG-200. Developing pharmaceutical product candidates, including conducting pre-clinical studies and clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration (“FDA”) or any foreign regulatory agency, such as the European Medicines Agency (“EMA”), requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of PTG-100, PTG-200, PTG-300 or any of our other product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect, and any delay resulting from such further or repeat studies or trials could also result in the need for additional financing.

Further, in the event our Collaboration Agreement is terminated, we may not receive any development fees, milestone payments, or royalties under the Collaboration Agreement, and we would be required to fund all clinical development, manufacturing, and commercial activities for PTG-200 ourselves, which would require us to raise additional capital or establish alternative collaborations with third-party collaboration partners, which may not be possible.

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

•	the achievement of development, regulatory, and sales milestones resulting in the payment to us from Janssen under the Collaboration Agreement and the timing of receipt of such payments, if any;

•	changes or delays in our and Janssen’s development plans for PTG-200;

•	the costs of preparing to manufacture PTG-100, PTG-200 or PTG-300 on a scale sufficient to enable large-scale clinical trials and commercial supply;

•	the timing and cost of transitioning our product formulations into the formulations we intend to use in registration trials and commercialize;

•	the costs of commercialization activities if PTG-100, PTG-300 or any future product candidate is approved, including the formation of a sales force;

•	Janssen’s ability to successfully market and sell PTG-200, upon regulatory approval or clearance, in the United States and other countries;

•	the timing, receipt and amount of royalties under the Collaboration Agreement on worldwide net sales of PTG-200, upon regulatory approval or clearance, if any;

•	the sales price and availability of adequate third-party reimbursement for our product candidates that may receive regulatory approval, if any;

•	the degree and rate of market acceptance of any products launched by us or our partners;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our need and ability to hire and retain additional personnel;

•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and

•	the emergence of competing technologies or other adverse market developments.

If our existing capital resources, future interest income, upfront payment and potential opt-in election fees, milestone payments, and royalties under the Collaboration Agreement with Janssen are insufficient to meet future capital requirements, and if we are unable to obtain additional funding from equity offerings or debt financings, including on a timely basis, we may be required to:

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

Risks Related to Our Business and Industry

We are heavily dependent on the success of our lead product candidates, PTG-100, which is in early-stage clinical development, and PTG-200, which is in pre-clinical development, and the development of other product candidates such as PTG-300, and if any of these products fail to receive regulatory approval or are not successfully commercialized, our business would be adversely affected.*

We currently have no product candidates that are in registration or pivotal clinical trials or are approved for commercial sale, and we may never be able to develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our lead product candidates, PTG-100 and PTG-200 targeting inflammatory bowel disease (“IBD”) and PTG-300 which targets chronic iron overload disorders and ineffective erythropoiesis, and the development of other product candidates. We cannot be certain that PTG-100, PTG-200, PTG-300 or any other product candidates will receive regulatory approval or, if approved, be successfully commercialized. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of PTG-100, PTG-200, and PTG-300 will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, each of which has differing regulations. In addition, even if approved, our pricing and reimbursement will be subject to further review and discussions with payors. We are not permitted to market any product candidate in the United States until after approval of a new drug application (“NDA”) from the FDA, or in any foreign countries until after approval of a marketing application by corresponding regulatory authorities. We completed a Phase 1 clinical trial for PTG-100 in June 2016 and have initiated a global Phase 2b clinical trial of PTG-100 in patients with moderate to severe ulcerative colitis. We also initiated a Phase 1 clinical trial for PTG-300 in May 2017. We will need to conduct larger, more extensive clinical trials in the target patient population to support a potential application for regulatory approval by the FDA or corresponding regulatory authorities, and we do not expect to be in a position to do so for the near term. We may not receive any preferential or expedited review of any application for regulatory approval by virtue of the fact that our product candidates target biological pathways that are also targeted by currently marketed injectable antibody drugs, and our product candidates will be subject to the regulatory review processes applicable to completely new drugs.

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

Our peptide-based product candidates will require additional research, clinical development, manufacturing activities, regulatory approval in multiple jurisdictions (if regulatory approval can be obtained at all), securing sources of commercial manufacturing supply and building of or partnering with a commercial organization. We cannot assure you that our clinical trials for PTG-100, PTG-300 or our planned clinical trials for PTG-200 will be initiated or completed in a timely manner or successfully, or at all. Further we cannot be certain that we plan to advance any other peptide-based product candidates into clinical trials. Moreover, any delay or setback in the development of any product candidate, in particular PTG-100, PTG-200, or PTG-300, would be expected to adversely affect our business and cause our stock price to fall.

If Janssen does not elect to continue the development of PTG-200 through an Opt-In Election, our business and business prospects would be significantly harmed.*
Under the terms of the Collaboration Agreement, Janssen is not obligated to make any additional payments to us (apart from the initial upfront payment that we expect to receive in the third quarter of 2017), until such time as it affirmatively elects to continue to advance the development of PTG-200 (the “First Opt-In Election”) within a period of time following completion date of the Phase 2A portion of the CD Phase 2 clinical trial and any related activities set forth in a clinical development plan (“Phase 2A Activities”). The timing of Janssen’s First Opt-In Election and whether Janssen elects to continue further clinical development of PTG-200 also affects the timing and availability of potential future milestone and royalty payments. If the Phase 1 clinical trial or Phase 2 activities are terminated early, suspended for an extended period of time, or are otherwise unsuccessful, Janssen may determine not to elect to continue further clinical development of PTG-200, in which case, the Collaboration Agreement would terminate, we would not be eligible for any further payments from Janssen under that agreement and our business and business prospects would be severely and adversely harmed.
There may be disagreements between Janssen and Protagonist during the term of the Collaboration Agreement, and if they are not settled amicably or in the favor of Protagonist, the result may harm our business.*
We are subject to the risk of possible disagreements with Janssen, including those regarding the development, manufacture, and commercialization of PTG-200, interpretation of the Collaboration Agreement, and ownership of proprietary rights. In addition, in certain circumstances, we may believe that a particular milestone has been achieved and Janssen may disagree with our belief. In that case, receipt of that milestone payment may be delayed or may never be received, which would adversely affect our financial condition and may require us to adjust our operating plans.
The joint governance structure contemplated by the Collaboration Agreement will cease to have decision-making authority once the development term ends, which will preclude our ability to participate in any further decision-making for PTG-200. Reliance on a joint governance structure also subjects us to the risk that changes in key management personnel who are members of the various joint committees may materially and adversely affect the functioning of these committees, which could significantly delay or preclude PTG-200 development and/or commercialization. As a result of possible disagreements with Janssen, we also may become involved in litigation or arbitration, which would be time-consuming and expensive.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

Our business and future profitability is substantially dependent on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize our most advanced peptide-based product candidates, PTG-100, which is in an ongoing global Phase 2b trial, PTG-300, which is in a Phase 1 clinical trial, and PTG-200, which is in pre-clinical development. We are not permitted to market or promote any of our peptide-based product candidates before we receive regulatory approval from the FDA, the EMA or any other foreign regulatory authority, and we may never receive such regulatory approval for any of our peptide-based product candidates. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. Approval policies, regulations and the types and amount of clinical and manufacturing data necessary to gain approval may change during the course of clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we have in development or may seek to develop in the future will ever obtain regulatory approval.

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

The lengthy regulatory approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market PTG-100, PTG-200 and PTG-300, our lead product candidates, or any other product candidate, which would harm our business, results of operations and prospects significantly.

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

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Clinical failure can occur at any stage of clinical development. Further, we have only recently initiated a Phase 2 clinical trial and have never conducted a Phase 3 clinical trial or submitted an NDA.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. The results of pre-clinical studies and early clinical trials of our product candidates and studies and trials of other products may not be predictive of the results of later-stage clinical trials. In addition to our planned pre-clinical studies and clinical trials, we expect to have to complete at least two large scale, well-controlled clinical trials to demonstrate substantial evidence of efficacy and safety for each product candidate we intend to commercialize. Further, given the patient populations for which we are developing therapeutics, we expect to have to evaluate long-term exposure to establish the safety of our therapeutics in a chronic dose setting. We have only recently initiated a Phase 2 clinical trial and have never conducted a Phase 3 clinical trial or submitted an NDA, and as a result, we have no history or track-record to rely on when entering these phases of the development cycle. For example, the results generated to date in pre-clinical studies and the Phase 1 clinical trial for PTG-100 do not ensure that future Phase 2 clinical trials or later clinical trials will have similar results or be successful. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. Clinical trial failures may result from a multitude of factors including, but not limited to, flaws in trial design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety and/or efficacy traits of the product candidate. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or pre-clinical studies.

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

•	fraud or negligence on the part of CROs, contract manufacturing organizations (“CMOs”), consultants or contractors;

•	obtaining institutional review board (“IRB”) or ethics committee (“EC”), approval at each site;

•	recruiting suitable patients to participate in a clinical trial;

•	having patients complete a clinical trial or return for post-treatment follow-up;

•	clinical sites deviating from the clinical trial protocol or dropping out of a clinical trial;

•	adding new clinical trial sites; or

•	manufacturing sufficient quantities of product candidate for use in clinical trials.

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

All of our peptide-based product candidates other than PTG-100 and PTG-300 are in research or pre-clinical development and have not entered into clinical trials. If we are unable to develop, test and commercialize our peptide-based product candidates, our business will be adversely affected.

As part of our strategy, we also seek to discover, develop and commercialize a portfolio of new peptide-based product candidates in addition to PTG-100, PTG 200, and PTG-300. Research programs to identify appropriate biological targets pathways and product candidates require substantial scientific, technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including:

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

As part of our strategy to mitigate clinical development risk for PTG-100 and PTG 200, we seek to develop peptide-based product candidates against validated biological targets and pathways that have been targeted by approved or later stage products in development. While we utilize pre-clinical in vivo and in vitro models as well as clinical biomarkers to assess potential safety and efficacy early in the candidate selection and development process, this strategy necessarily relies upon clinical data and other results obtained by third parties that may ultimately prove to be inaccurate or unreliable or otherwise not applicable to the indications in which we develop our peptide-based product candidates. We will have to conduct clinical trials to show the safety and efficacy of our peptide-based product candidates against the identified biological targets and pathways to show that our peptide-based product candidates can address the identified mechanism of action shown by these third party results. For example, PTG-100 is an α4ß7 integrin antagonist that targets the same target as the currently marketed injectable antibody drug, Entyvio®, approved for treatment in ulcerative colitis and Crohn’s disease, and PTG-200 targets the IL-23 biological pathway, which is a pathway targeted by the currently marketed injectable antibody drug, Stelara®, approved for treatment of psoriasis and Crohn’s disease. If our interpretation of the third party clinical data and results from molecules directed against the same biological target or pathway or our pre-clinical in vivo and in vitro models prove inaccurate or our assumptions and conclusions about the applicability of our peptide-based product candidates against the same biological targets or pathways are incorrect or inaccurate, then our development efforts may prove unsuccessful or longer and more extensive and our research and development strategy and business and operations could be significantly harmed.

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
If there are any safety or efficacy results that cause the benefit-risk profile of PTG-200 to become unacceptable, the clinical development of PTG-200 would be delayed or halted, and as a result, Janssen may terminate the Collaboration Agreement, which would severely and adversely affect our business prospects, and may cause us to cease operations.*
PTG-200 may prove to have undesirable or unintended side effects or other characteristics adversely affecting its safety, efficacy or cost effectiveness that could prevent or limit its approval for marketing and successful commercial use, or that could delay or prevent the commencement and/or completion of clinical trials for PTG-200. If regulatory submissions requesting approval to market PTG-200 are submitted, after reviewing the data in such submissions, the FDA and regulatory agencies in other countries may conclude that the overall benefit-risk profile of PTG-200 treatment is unacceptable, and the clinical development of PTG-200 would be delayed or halted. Any of these events would severely harm our business and prospects.
Clinical trials by their nature examine the effects of a potential therapy in a sample of the potential future patient population. As such, clinical trials conducted with PTG-200 may not uncover all possible adverse events that patients treated with PTG-200 may experience. In collaboration with Janssen, we may in the future observe or report dose-limiting or other safety issues in potential future clinical trials of PTG-200. If such toxicities or other safety issues in any clinical trial of PTG-200 result in an unacceptable benefit-risk profile, then:

•	the commencement and/or completion of any future clinical trials would likely be delayed or prevented; or

•	additional, unforeseen trials, or preclinical studies may be required to be conducted.

The occurrence of any of these events may cause Janssen to abandon their development of PTG-200 entirely and terminate the Collaboration Agreement. Any termination of the Collaboration Agreement by Janssen would have a material adverse effect on our results of operations, financial condition, business prospects and the future of PTG-200.

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

Our clinical trials must be conducted with product manufactured under current good manufacturing practices and for Europe and other major countries, International Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use (“ICH”) guidelines, and we rely on contract manufactures to manufacture and provide product for us that meet these requirements. We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our pre-clinical and clinical drug supplies and we lack the resources and the capability to manufacture any of our peptide-based product candidates on a clinical or commercial scale. We expect to continue to depend on contract manufacturers for the foreseeable future. In particular, as we proceed with the development and potential commercialization of PTG-100, we will need to increase the scale at which the drug is manufactured, which will require the development of new manufacturing processes. We will rely on our contract manufacturers to develop the manufacturing processes required for larger scale production. If the contract manufacturers are not successful in developing large scale processes, our development and/or commercialization of PTG-100 could be materially delayed. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Moreover, our contract manufacturers are the sole source of supply for our clinical product candidates, including PTG-100. If we were to experience an unexpected loss of supply for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or termination of our clinical study and planned development program, or be required to restart or repeat, any ongoing clinical trials.

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

We have not obtained orphan designation for any product candidates to date, although we believe some of the potential indications of our product candidates could qualify for orphan drug designation and the related benefits if approved for that indication. In March 2017, we filed a U.S. orphan drug application for PTG-300 for the treatment of patients with beta-thalassemia that is currently under FDA review. Additionally, if PTG-100 or PTG-200 is developed for the treatment of pediatric IBD or an alternate orphan indication, we may plan to file and expect to qualify for orphan drug designation with respect to such indication. Even if we obtain such designations, we may not be the first to obtain regulatory approval of a product candidate for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the orphan-designated disease or condition. Further, even if we obtain orphan drug designation exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may receive and be approved for the same condition, and only the first applicant to receive approval will receive the benefits of marketing exclusivity. Even after an orphan-designated product is approved, the FDA can subsequently approve a later drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our product candidates, we may never receive such designations.

We may not be successful in obtaining or maintaining development and commercialization collaborations, and any potential partner may not devote sufficient resources to the development or commercialization of our product candidates or may otherwise fail in development or commercialization efforts, which could adversely affect our ability to develop certain of our product candidates and our financial condition and operating results.*

Other than our Collaboration Agreement with Janssen, we have no current collaborations for any of our product candidates. Even if we are able to establish other collaboration arrangements, any such collaboration, including the Collaboration Agreement with Janssen, may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and growth prospects. While we currently plan to enter into collaborations that are limited to certain identified territories, there can be no assurance that we would maintain significant rights or control of future development and commercialization of such product candidate. Accordingly, if we collaborate with a third party for development and commercialization of a product candidate, we may relinquish some or all of the control over the future success of that product candidate to the third party, and that partner may not devote sufficient resources to the development or commercialization of our product candidate or may otherwise fail in development or commercialization efforts, in which event the development and commercialization of the product candidate in the collaboration could be delayed or terminated and our business could be substantially harmed. In addition, the terms of any potential collaboration or other arrangement that we may establish may not be favorable to us or may not be perceived as favorable, which may negatively impact the price of our common stock. In some cases, we may be responsible for continuing development of a product candidate or research program under a collaboration, and the payments we receive from our partner may be insufficient to cover the cost of this development or may result in a dispute between the parties. Moreover, collaborations and sales and marketing arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain, which may be detrimental to the development of our other product candidates.

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

We believe our principal competition in the treatment of chronic iron overload disorders, such as ß-Thalassemia, HH and SCD, will come from other pipeline products being developed by companies such as Acceleron (luspatercept in a Phase 3 clinical trial), bluebird bio (LentiGlobin in a Phase 3 clinical trial), Bristol-Myers Squibb, Emmaus Medical (glutamine in pre-registration), Gilead, Global Blood Therapeutics, Inc., La Jolla Pharmaceutical and Novartis AG, among others. We believe competition will also include approved iron chelation therapies that have been developed by Novartis AG and Apotex, among others.

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
We have not yet negotiated our agreement with Janssen specifying all of the terms of our Co-Detailing Option and would need to develop our own internal sales force.*
Pursuant to the Collaboration Agreement with Janssen, we have a co-detailing option, which, if PTG-200 is approved for commercial sale, allows us to elect to provide up to 30% of the PTG-200 selling effort in the United States with sales force personnel (the “Co-Detailing Option”). While the Collaboration Agreement includes the material terms of our Co-Detailing Option, Janssen and we mutually agreed to negotiate a separate agreement specifying the detailed activities and responsibilities in respect of the marketing and co-promotion of PTG-200 following our election to exercise our Co-Detailing Option. We will need to negotiate this separate agreement with Janssen and, as a result, Janssen may place restrictions or additional obligations on us, including financial obligations. Any restrictions or additional obligations may restrict our co-detailing activities or involve more significant financial or other obligations than we currently anticipate. In addition, we have no sales experience as a company. There are risks involved with establishing our own sales force capabilities. Developing an internal sales force and function will require substantial expenditures and will be time-consuming, may expose us to unforeseen costs and expenses, and we may not be able to effectively recruit, train or retain sales personnel. Accordingly, we may be unable to establish our own sales force which could effectively preclude our ability to take any advantage of participating in co-detailing PTG-200 in the United States. In addition, any sales force we establish may not be effective, or may be less effective than the any sales force that Janssen utilizes to promote PTG-200. In such event, the commercialization of PTG-200 may be adversely affected, which could materially and adversely affect any sales milestone payments or royalties we may receive under the Collaboration Agreement.

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

We currently do not have a marketing or sales organization for the marketing, sales and distribution of pharmaceutical products. In order to commercialize any peptide-based product candidates that receive marketing approval, we would have to build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In the event of successful development of any of our product candidates, we may elect to build a targeted specialty sales force which will be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. With respect to our peptide-based product candidates, we may choose to partner with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, and in the case of the Collaboration Agreement with Janssen, we may elect to exercise our Co-Detailing Option, which would require us to establish a U.S. sales team. If we are unable to enter into collaborations with third parties for the commercialization of approved products, if any, on acceptable terms or at all, or if any such partner does not devote sufficient resources to the commercialization of our product or otherwise fails in commercialization efforts, we may not be able to successfully commercialize any of our peptide-based product candidates that receive regulatory approval. If we are not successful in commercializing our peptide-based product candidates, either on our own or through collaborations with one or more third parties, our future revenue will be materially and adversely impacted.

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

Because we have limited financial and managerial resources, we have focused on research programs and product candidates on the discovery and development of PTG-100 and PTG-200, GI-restricted drugs that target the same biological pathways as currently marketed injectable antibody drugs for the treatment of IBD and the development of PTG-300 for iron-overload disorders. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration partnerships, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If, and to the extent that, Janssen or we are unable to comply with these regulations, our ability to earn potential royalties from worldwide net sales of PTG-200 would be materially and adversely impacted. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. The imposition of any of these penalties or other commercial limitations could negatively impact our collaboration with Janssen or cause Janssen to terminate the Collaboration Agreement, either of which would materially and adversely affect our business, financial condition and results of operations.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical and regulatory personnel. We are highly dependent on our existing senior management team, especially Dinesh V. Patel, Ph.D., our President and Chief Executive Officer, David Y. Liu, Ph.D., our Chief Scientific Officer and Head of Research and Development, Richard S. Shames, M.D., our Chief Medical Officer, Tom O’Neil, our Chief Financial Officer and William Hodder, our Senior Vice President of Corporate Development. We are not aware of any present intention of any of these individuals to leave us. In order to induce valuable employees to continue their employment with us, we have provided stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to maintain retention incentives or counteract more lucrative offers from other companies. All of our employees may terminate their employment with us at any time, with or without notice. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements would harm our research and development efforts, our collaboration efforts, as well as our business, financial condition and prospects. Our success also depends on our ability to continue to attract, retain and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing and management training and skills.

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

As of June 30, 2017, we had 45 full-time employees, including 32 employees engaged in research and development. As our development and commercialization plans and strategies develop and operate as a public company, we expect to need additional managerial, operational, scientific, sales, marketing, development, regulatory, manufacturing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. The size and complexity of our internal computer systems and those of our CROs, contract manufacturers, collaboration partner, and other third parties on which we rely may make them potentially vulnerable to breakdown, telecommunications and electrical failures, malicious intrusion and computer viruses that may result in the impairment of key business processes. In addition, our systems are potentially vulnerable to data security breaches-whether by employees or others-that may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients, and others. A data security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. If we are unable to prevent such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Any such disruptions and breaches of security could have a material adverse effect on the development of our product candidates as well as our business and financial condition.

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

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.*

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

If we, or our contractors or agents are unable to comply with federal, state and county environmental and safety laws and regulations, including those governing laboratory procedures and the handling of biohazardous materials, chemicals and various radioactive compounds, considerable additional costs or liabilities could be assessed that would have a material adverse effect on our financial condition. We, our collaborators, contractors or agents may be required to incur significant costs to comply with current or future environmental laws and regulations and may be adversely affected by the cost of compliance with these laws and regulations.

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

If the breadth or strength of protection provided by the patent and patent applications we hold, obtain or pursue with respect to our product candidates and technologies is challenged, or if they fail to provide meaningful exclusivity for our product candidates and technologies, it could threaten our ability to commercialize our product candidates and technologies. Several patent applications covering our product candidates and technologies have been filed. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent, or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition or other challenge to these patents or any other patents owned by or, if applicable in the future, licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates and technologies that we may develop. Further, if we encounter delays in our clinical trials or in gaining regulatory approval, the period of time during which we could market any of our product candidates under patent protection, if approved, would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we or our licensors were the first to file any patent application related to our product candidates and technologies. Furthermore, an interference proceeding can be provoked by a third party or instituted by the U.S. Patent and Trademark Office (the “PTO”) to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available however the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from generic medications.

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

While we hold four issued patents and have filed patent applications to protect certain aspects of our product candidates, we also rely on trade secret protection and confidentiality agreements to protect proprietary scientific, business and technical information and know-how that is not or may not be patentable or that we elect not to patent. For example, we primarily rely on trade secrets and confidentiality agreements to protect our peptide therapeutics technology platform. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

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

Competitors may infringe our issued patents or any patents issued as a result of our pending or future patent applications. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party in such infringement proceeding from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly, and could put any of our patent applications at risk of not yielding an issued patent.

Interference or derivation proceedings provoked by third parties or brought by us, the PTO or any foreign patent authority may be necessary to determine the priority or ownership of inventions with respect to our patent or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Our defense of litigation, interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees.

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

Any issued patents covering our product candidates, including any patent that may issue as a result of our pending or future patent applications, could be found invalid or unenforceable if challenged in court in the United States or abroad.*

If we initiate legal proceedings against a third party to enforce a patent covering our product candidates or technologies, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post grant review, and equivalent proceedings in foreign jurisdictions, such as opposition or derivation proceedings. Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover and protect our product candidates or technologies. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our patent counsel, and the patent examiner were unaware of during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

As more groups become engaged in scientific research and product development in fields related to our product candidates, such as the IL-23 receptor, the risk of our patents, or patents that we have in-licensed, being challenged through patent interferences, derivation proceedings, oppositions, re-examinations, litigation or other means will likely increase. Challenges to our patents through these procedures can be extremely expensive and time-consuming, even if the outcome is favorable to us. An adverse outcome in a patent dispute could have a material adverse effect on our business by:

•	causing us to lose patent rights in the relevant jurisdiction(s);

•	subjecting us to litigation, or otherwise preventing Janssen or us from commercializing PTG-200 or other product candidates in the relevant jurisdiction(s);

•	requiring Janssen or us to obtain licenses to the disputed patents;

•	forcing Janssen or us to cease using the disputed technology; or

•	requiring Janssen or us to develop or obtain alternative technologies.

An adverse outcome in a patent dispute could severely harm our collaboration with Janssen or cause Janssen to terminate the Collaboration Agreement. Additionally, if patent protection is not available on any patents we have licensed to Janssen in one or more countries, our potential royalties obtained in those countries from Janssen may be non-existent or lower than we currently expect and could be reduced in accordance to the terms of the Collaboration Agreement.

The lives of any patents issued as a result of our pending or future patent applications may not be sufficient to effectively protect our products and business.

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its first effective filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from generic medications. For example, our granted U.S. patents covering PTG-100 and PTG-200 expire in 2035, and any patents we obtain from our applications covering PTG-300 are predicted to expire in 2034. In addition, although upon issuance in the United States the life of a patent can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent life to protect our products, our business and results of operations will be adversely affected.

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

Our commercial success depends in part on our ability to develop, manufacture, market and sell our drug candidates and use our proprietary technologies without infringing or otherwise violating the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation proceedings, post grant reviews, inter partes reviews, and reexamination proceedings before the PTO or oppositions and other comparable proceedings in foreign jurisdictions. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates, and there may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates and technologies. Third parties, including our competitors, may initiate legal proceedings against us alleging that we are infringing or otherwise violating their patent or other intellectual property rights. Given the vast number of patents in our field of technology, we cannot assure you that marketing of our product candidates or practice of our technologies will not infringe existing patents or patents that may be granted in the future. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending of which we are unaware that may later result in issued patents that may be infringed by the practice of our peptide therapeutics technology platform or the manufacture, use or sale of our product candidates. If a patent holder believes our product candidates or technologies infringe on its patent, the patent holder may sue us even if we have received patent protection for our product candidates and technologies. In addition, third parties may obtain patents in the future and claim that our product candidates or technologies infringe upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product or formulation itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates or technologies may give rise to claims of infringement of the patent rights of others.

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

Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our issued patents, any patents that may be issued on as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our shareholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

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

On September 16, 2011, the Leahy-Smith America Invents Act ("Leahy-Smith Act") was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The PTO has developed regulations and procedures to govern administration of the Leahy-Smith Act, but many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, did not become effective until March 2013, 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:

•	others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of our issued patents or any pending patent applications we may have;

•	we might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own;

•	we might not have been the first to file patent applications covering an invention;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•	pending patent applications that we own or license may not lead to issued patents;

•
the issued patents that we own or any issued patents that we license may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;

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

We may be subject to claims challenging the inventorship or ownership of our issued patents, any patents issued as a result of our pending or future patent applications and other intellectual property.

We may also be subject to claims that former employees, collaborators or other third parties have an ownership interest in our issued patents, any patents issued as a result of our pending or future applications or other intellectual property. For example, we work with third-party contractors in formulating and manufacturing our product candidates. While we believe we have all rights to any intellectual property related to our product candidates, a third party-contractor may claim they have ownership rights. We have had in the past, and we may also have in the future, ownership disputes arising, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates and technologies. For example, some of our consultants are employees of the University of Queensland. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

Neither we nor our independent registered public accounting firm has performed or was required to perform an evaluation of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We have taken steps to remediate the material weaknesses, including increasing the depth and experience within our accounting and finance organization, and implemented an approval process related to manual journal entries and the related supporting journal entry calculations. In addition, we are continuing to work on designing and implementing additional improved processes and internal controls. While we intend to implement a plan to remediate the material weaknesses, we have not completed the implementation of this plan as of June 30, 2017. Accordingly, we continue to have the material weaknesses as of June 30, 2017. We can give no assurance that our current and planned implementation will remediate this deficiency in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal controls over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. At June 30, 2017, we had outstanding a total of 16,899,261 shares of common stock, notwithstanding any potential exercises of outstanding options and issuance of shares under the employee stock purchase plan.

If additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Any sales of securities by our stockholders could have an adverse effect on the trading price of our common stock. In addition, in the future we may issue common stock or other securities if we need to raise additional capital. The number of shares of our new common stock issued in connection with raising additional capital could constitute a material portion of our then outstanding common stock.

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

We have incurred and will continue to incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and regulations regarding corporate governance practices. The listing requirements of The NASDAQ Global Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel have devoted and will continue to need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

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

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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

Sale of Unregistered Securities

None.

Use of Proceeds from our Public Offering of Common Stock

On August 10, 2016, our registration statements on Form S-1 (File Nos. 333-212476 and 333-213071) relating to the IPO became effective. The IPO closed on August 16, 2016 at which time we issued 7,500,000 shares of our common stock at an initial offering price of $12.00 per share. On September 9, 2016, we issued an additional 252,972 shares of common stock at a price of $12.00 per share following the underwriters’ exercise of their option to purchase additional shares. We received an aggregate of $83.6 million in cash, net of underwriting discounts and commissions, after deducting offering costs paid by us. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.

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

PROTAGONIST THERAPEUTICS, INC.

Date:	August 8, 2017	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 8, 2017	By:	/s/ Thomas P. O’Neil
Thomas P. O’Neil
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-3785237852	3.1	8/16/2016
3.2	Amended and Restated Bylaws	S-1/A	333-212476	3.2	8/1/2016
4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	333-212476	4.1	8/1/2016
4.2	Amended and Restated Investor Rights Agreement, by and among Protagonist Therapeutics, Inc. and the stockholders named therein, dated July 10, 2015.	S-1/A	333-212476	4.2	8/1/2016
10.1	Lease, dated March 6, 2017, by and between the Registrant and BMR-Pacific Research Center LP.	10-K	001-37852	10.9	3/7/2017
10.2†	Exclusive License and Collaboration Agreement, dated May 26, 2017, by and between the Registrant and Janssen Biotech, Inc.	8-K/A	001-37852	10.1	7/31/2017
31.1+	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

† Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
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