Form 10-Q
period 2017-09-30
Protagonist Therapeutics, Inc
filed 2017-11-07
CIK 1377121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2017
Common Stock, $0.00001 par value	20,479,663

PROTAGONIST THERAPEUTICS, INC.
FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
		(Note 2)
Assets
Current assets:
Cash and cash equivalents	$50,395	$21,084
Restricted cash - current	10	10
Available-for-sale securities - current	43,191	56,515
Receivable from collaboration partner - related party	520	—
Research and development tax incentive receivable	885	2,241
Prepaid expenses and other current assets	2,703	3,394
Total current assets	97,704	83,244
Property and equipment, net	945	562
Restricted cash - noncurrent	450	—
Available-for-sale securities - noncurrent	11,316	10,150
Other assets	—	34
Total assets	$110,415	$93,990
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,267	$1,163
Accrued expenses and other payables	8,241	5,272
Deferred revenue - related party	41,739	—
Total current liabilities	52,247	6,435
Deferred rent - noncurrent	332	—
Total liabilities	52,579	6,435
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; and no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.00001 par value, 90,000,000 shares authorized; 16,944,103 and 16,722,280 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	156,234	152,393
Accumulated other comprehensive gain (loss)	100	(245)
Accumulated deficit	(98,498)	(64,593)
Total stockholders’ equity	57,836	87,555
Total liabilities and stockholders' equity	$110,415	$93,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

License and collaboration revenue - related party	$8,781	$—	$8,781	$—
Operating expenses:
Research and development	11,168	5,561	34,457	16,882
General and administrative	2,593	1,577	8,708	4,387
Total operating expenses	13,761	7,138	43,165	21,269
Loss from operations	(4,980)	(7,138)	(34,384)	(21,269)
Interest income	155	54	479	93
Change in fair value of redeemable convertible preferred stock tranche and warrant liabilities	—	—	—	(4,719)
Other expense	—	—	—	(34)
Net loss	$(4,825)	$(7,084)	$(33,905)	$(25,929)
Net loss attributable to common stockholders	$(4,825)	$(7,377)	$(33,905)	$(26,487)
Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.87)	$(2.01)	$(8.62)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	16,911,575	8,483,189	16,851,672	3,071,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(4,825)	$(7,084)	$(33,905)	$(25,929)
Other comprehensive loss:
Gain on translation of foreign operations	73	75	324	73
Unrealized gain on available-for-sale securities	24	1	21	5
Comprehensive loss	$(4,728)	$(7,008)	$(33,560)	$(25,851)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,905)	$(25,929)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	289	242
(Gain) loss on disposal of property and equipment	(62)	34
Net amortization of premium on available-for-sale securities	497	82
Stock-based compensation	3,052	610
Change in fair value associated with redeemable convertible preferred stock tranche liability	—	4,194
Change in fair value of redeemable convertible preferred stock warrant liability	—	525
Changes in operating assets and liabilities:
Research and development tax incentive receivable	1,530	(1,229)
Receivable from collaboration partner - related party	(520)	—
Prepaid expenses and other assets	1,034	(183)
Accounts payable	1,096	157
Accrued expenses and other payables	3,271	1,205
Deferred revenue - related party	41,739	—
Net cash provided by (used in) operating activities	18,021	(20,292)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment, net	(610)	(295)
Purchase of available-for-sale securities	(28,154)	(6,396)
Proceeds from maturities of available-for-sale securities	39,835	11,688
Net cash provided by investing activities	11,071	4,997
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of redeemable preferred stock, net of issuance costs	—	22,508
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	789	143
Payment of deferred offering costs	(297)	—
Proceeds from issuance of initial public offering, net of issuance cost	—	84,508
Net cash provided by financing activities	492	107,159
Effect of exchange rate changes on cash, cash equivalents and restricted cash	177	105
Net increase in cash, cash equivalents and restricted cash	29,761	91,969
Cash, cash equivalents and restricted cash, beginning of period	21,094	4,065
Cash, cash equivalents and restricted cash, end of period	$50,855	$96,034
SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES
Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	$—	$66,904
Settlement of fair value of redeemable convertible preferred stock liability	$—	$5,837
Accretion of redeemable convertible preferred stock	$—	$558
Deferred offering costs in accounts payable and accrued liabilities	$—	$860
Acquisition of equipment in trade-in	$185	$—
Purchase of property and equipment in accounts payable and accrued liabilities	$6	$—
Reclassification of preferred stock warrant liability to equity	$—	$1,005
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

Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of $98.5 million as of September 30, 2017. The Company’s ultimate success depends on the outcome of its research and development activities. The Company expects to incur additional losses in the future and it anticipates the need to raise additional capital to fully implement its business plan.

In September 2017, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) which permits the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $200.0 million of its common stock.  Up to a maximum of $50.0 million of the maximum aggregate offering price of $200.0 million may be issued and sold pursuant to an At-The-Market financing facility under a sales agreement with Cantor Fitzgerald & Co.  As of September 30, 2017, the Company had not sold any securities pursuant to the shelf registration statement. The Company will also continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing, but there is no assurance that such financing will be available at terms acceptable to the Company, if at all.

Initial Public Offering

On August 10, 2016, the Company’s registration statement on Form S-1 (File Nos. 333-212476 and 333-213071) related to its initial public offering (“IPO”) of common stock became effective. The IPO closed on August 16, 2016, at which time the Company issued 7,500,000 shares of its common stock at a price of $12.00 per share. In addition, upon closing the IPO, all outstanding shares of the redeemable convertible preferred stock converted into 8,577,571 shares of common stock. There were no shares of redeemable convertible preferred stock outstanding at September 30, 2017 or December 31, 2016. In September 2016, the Company issued an additional 252,972 shares of its common stock at a price of $12.00 per share following the underwriters’ exercise of their option to purchase additional shares. The Company received an aggregate of $83.6 million in cash, net of underwriting discounts and commissions, after deducting offering costs paid by the Company.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

are normally required by GAAP have been condensed or omitted, and accordingly the consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates related to revenue recognition, accruals for research and development activities, stock-based compensation, and income taxes. Estimates related to revenue recognition include actual costs incurred versus total estimated budgeted cost of the Company's deliverables, actual costs incurred versus total estimated budgeted cost of variable consideration, and application of constraint in the determination of transaction price under its license and collaboration agreement with Janssen Biotech, Inc. (the "Janssen License and Collaboration Agreement"). Management bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to forecasted amounts and future events. Actual results may differ significantly from those estimates.

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

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Cash as Reported in Consolidated Statements of Cash Flows

Cash as reported in the unaudited condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as presented on the consolidated balance sheets.

Cash as reported in the unaudited condensed consolidated statements of cash flows consists of (in thousands):

	September 30,
	2017	2016
Cash and cash equivalents	$50,395	$96,024
Restricted cash - current	10	10
Restricted cash - noncurrent	450	—
Cash balance in condensed consolidated statements of cash flows	$50,855	$96,034

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

Fair Value of Financial Instruments

Fair value accounting is applied to all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis (at least annually). The carrying amount of the Company’s financial instruments, including cash equivalents, receivable from collaboration partner, accounts payable and accrued expenses and other payables approximates fair value due to their short-term maturities. See Note 4, Fair Value Measurements, regarding the fair value of the Company’s other financial assets and liabilities.

Revenue Recognition

Effective July 1, 2017, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606") using the full retrospective transition method.  The Company did not have any effective contracts within the scope of this guidance prior to July 1, 2017. Accordingly, the Company did not elect to use any of the practical expedients permitted related to adoption, and the adoption of ASC 606 had no impact on the Company's financial position, results of operations or liquidity. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company entered into a license and collaboration agreement that became effective upon the resolution of regulatory requirements during the third quarter of 2017 which is within the scope of ASC 606, under which it has licensed certain rights to its PTG-200 product candidate to a third party and may enter into other such arrangements in the future. The terms of the arrangement include payment to the Company of one or more of the following: non-refundable, up-front license fees, development and regulatory and commercial milestone payments, and royalties on net sales of licensed products.

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring proportional performance for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of proportional performance each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone payments: At the inception of each arrangement that includes development, regulatory or commercial milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. ASC 606 suggests two alternatives to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. Whichever method is used, it should be consistently applied throughout the life of the contract; however, it is not necessary for the Company to use the same approach for all contracts. The Company expects to use the most likely amount method for development and regulatory milestone payments. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis. The Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability or achievement of each such milestone and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. To date, the Company has not recognized any milestone payments resulting from its collaboration arrangement.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from its collaboration arrangement.

Up-front payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and creates a new ASC Topic 606, Revenue from Contracts with Customers. Customers. Subsequent to May 2014, the FASB issued additional guidance that delayed the effective date and clarified various aspects of the new guidance, including principal versus agent considerations, identifying performance obligations and licensing, and also included other improvements and practical expedients. The Company adopted this new guidance effective July 1, 2017 using the full retrospective transition method. The Company did not have any effective

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

contracts within the scope of this guidance prior to July 1, 2017. Accordingly, the Company did not elect to use any of the practical expedients permitted under the transition guidance, and the adoption had no impact on the Company's previously reported financial position, results of operations or liquidity.
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

Recently Issued Accounting Pronouncements Not Adopted as of September 30, 2017
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, (with the exception of short-term leases) at the commencement date, lessees will be required to recognize a lease liability and a right-of-use asset. Lessor accounting is largely unchanged, while lessees will no longer be provided with a source of off-balance sheet financing. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Lessees (for capital and operating leases) are required to apply the modified retrospective transition method for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective method does not require any transition accounting for leases that did not exist before the earliest comparative period presented. While the Company continues to evaluate the impact of this guidance on its consolidated financial statements and disclosures, it expects that its non-cancellable operating lease commitments will be subject to the new guidance and recognized as right-of-use assets and operating lease liabilities on the Company’s consolidated balance sheets, and that the adoption of this new guidance will not have a material impact on its results of operations or liquidity.
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

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Note 3. Janssen Collaboration Agreement

Agreement Terms

On May 26, 2017, the Company and Janssen Biotech, Inc., ("Janssen"), one of the Janssen Pharmaceutical Companies of Johnson & Johnson, entered into an exclusive license and collaboration agreement for the development, manufacture and commercialization of PTG-200 worldwide for the treatment of Crohn's disease ("CD") and ulcerative colitis ("UC"). Janssen is a related party to the Company as Johnson & Johnson Innovation - JJDC, Inc., a significant shareholder of the Company, and Janssen are both subsidiaries of Johnson and Johnson. PTG-200 is the Company’s oral Interleukin 23 receptor ("IL-23R") antagonist drug candidate currently in development. The Janssen License and Collaboration Agreement became effective on July 13, 2017. Upon the effectiveness of the agreement, the Company became eligible for and received a non-refundable, upfront cash payment of $50.0 million from Janssen.

Under the Janssen License and Collaboration Agreement, the Company granted to Janssen an exclusive worldwide license to develop, manufacture and commercialize PTG-200 and related IL-23R compounds for all indications, including CD and UC. The Company is responsible, at its own expense, for the conduct of the Phase 1 clinical trial for PTG-200, and Janssen will be responsible for the conduct of a potential Phase 2 clinical trial for PTG-200 in CD, including filing the Phase 2 IND. All such clinical trials will be conducted in accordance with a mutually agreed upon clinical development plan and budget. Development costs for the Phase 2 clinical trial will be shared between the parties on an 80%/20% basis, with Janssen assuming the larger share. Should Janssen elect to retain its license following completion of the Phase 2 clinical trial, it will be responsible, at its own expense, for the manufacture, continued development of, seeking regulatory approval for, and commercialization of PTG-200 worldwide. The parties’ development activities under the Janssen License and Collaboration Agreement through the Phase 2 clinical trial will be overseen by a joint governance structure which will have equal representation by both parties unless both parties mutually agree to disband such structure or the Company has provided written notice to Janssen of its intention to disband and no longer participate in such structure.

The Company is eligible to receive a $25.0 million payment upon filing of the Phase 2 IND. Following the conclusion of the planned Phase 2A portion of the Phase 2 clinical trial, if Janssen elects to maintain its license rights and continue the development of PTG-200 in the Phase 2B portion of such clinical trial (the “First Opt-in Election”), the Company would be eligible to receive a $125.0 million payment. Following the conclusion of the planned Phase 2B portion of the Phase 2 clinical trial, if Janssen elects again to maintain its license rights (the “Second Opt-in Election”), the Company would be eligible to receive a $200 million payment. In addition to the opt-in fees, the Company would be eligible to receive potential development, regulatory and sales milestone payments of up to an aggregate of $590.0 million, and tiered royalties paid as a percentage of Janssen’s worldwide net sales at rates ranging from ten to the mid-teens, with certain customary reductions under certain circumstances. If Janssen does not make either the First Opt-in Election or the Second Opt-in Election, the Janssen License and Collaboration Agreement will terminate. If Janssen does not make the Second Opt-in Election, or if at any time after the Second Opt-in Election, Janssen terminates the Janssen License and Collaboration Agreement, the Company would be obligated to pay Janssen a low single-digit royalty on worldwide net sales of PTG-200. The Company would also have an option to provide up

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

to 30% of the required U.S. details for PTG-200 to prescribers, using its own sales force personnel, upon commercial launch in the United States. If such right is exercised by the Company, the Company’s detailing costs would be reimbursed by Janssen at a mutually agreed cost per primary detailing equivalent.

The Janssen License and Collaboration Agreement contains customary representations, warranties and covenants by the Company and Janssen and includes an obligation by the Company not to develop or commercialize other compounds which also target IL-23R outside of the Janssen License and Collaboration Agreement until completion of the Phase 2B portion of the Phase 2 clinical trial. Each of the Company and Janssen is required to indemnify the other party against all losses and expenses related to breaches of its representations, warranties and covenants under the Janssen License and Collaboration Agreement.

The Janssen License and Collaboration Agreement remains in effect until the royalty obligations cease following patent and regulatory expiry, unless terminated earlier. Either the Company or Janssen may terminate the Janssen License and Collaboration Agreement for uncured material breach. Janssen retains the right to terminate the Janssen License and Collaboration Agreement for convenience and without cause on written notice of a certain period to the Company. Upon a termination of the Janssen License and Collaboration Agreement, all rights revert back to the Company, and in certain circumstances, if such termination occurs during ongoing clinical trials, Janssen would, if requested, provide certain financial and operational support to the Company for the completion of such trials.

Revenue Recognition

The Company identified the following material promises under the Janssen License and Collaboration Agreement: (1) the license related to PTG-200, (2) the performance of development services, including regulatory support, during Phase 1 clinical trial for PTG-200 through the filing of the IND by Janssen, and (3) compound supply services for Phase 1 and Phase 2 activities. The Company considered that the license has standalone functionality and is capable of being distinct. However, the Company determined that the license is not distinct from the development and compound supply services within the context of the agreement because the development and compound supply services significantly increase the utility of the intellectual property.

Specifically, the Company’s development, manufacturing and commercialization license can only provide benefit to Janssen in combination with the Company’s development services in the Phase 1 study. The intellectual property (“IP”) related to the peptide technology platform, which is proprietary to the Company, is the foundation for the development activities related to the treatment for CD. The compound supply services are a necessary and integral part of the development services as they could only be conducted utilizing the outcomes of these services. Given the development services under the Janssen Collaboration Agreement are expected to involve significant further development of the initial IP, the Company has concluded that the development and compound supply services are not distinct from the license, and thus the license, development services and compound supply services are combined into a single performance obligation. The nature of the combined performance obligation is to provide development and compound supply services to Janssen under the arrangement.

The Company also evaluated whether the fees related to the First Opt-in Election and Second Opt-in Election are options with material rights. These two options include additional sublicense rights and patent rights transferred to Janssen upon exercising both of these options. The Company concluded that Janssen’s opt in rights are not options with material rights because the $50.0 million upfront payment to the Company was not negotiated to provide incremental discount for the future opt in payments at the end of Phase 2A and Phase 2B. The option to “opt in” provides Janssen with a license for IP that has been improved from the license initially granted for a term in the case of the opt in after completion Phase 2A and then a perpetual license in the case of opt in after completion of Phase 2B. Therefore, the First Opt-in Election and Second Opt-in Election options are not considered to be material rights. The option fees will be recognized as revenue when, and if, Janssen exercises its options because the Company has no further performance obligations at that point.

For revenue recognition purposes, the Company determined that the duration of the contract begins on the effective date of July 13, 2017 and ends upon completion of Phase 2A activities. The contract duration is defined as the period in which parties to the contract have present enforceable rights and obligations. The Company analyzed the impact of Janssen terminating the agreement prior to the completion of Phase 2A and determined that there were significant economic penalties to Janssen for doing so. The Company believes that if Janssen terminates the agreement upon completion of Phase 2A, the forfeiture of the remaining license rights and payment of 50% of the remaining Phase 2 costs is not a significant economic

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

penalty when compared to paying $125 million as an opt in license fee to continue the use of the License. Thus, the duration of the contract is limited to the end of Phase 2A.

The Company determined that the transaction price of the Janssen License and Collaboration Agreement was $54.2 million as of September 30, 2017. In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. The Company determined that the $50.0 million upfront payment, the $25.0 million payment payable upon filing of the Phase 2 IND, which is fully constrained as of September 30, 2017, and $4.2 million of estimated variable consideration for cost-sharing payments from Janssen for agreed upon services related to Phase 2 activities constituted consideration to be included in the transaction price, which is to be allocated to the combined performance obligation. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

As part of the evaluation for determining that the $25.0 million payment upon filing of Phase 2 IND is fully constrained as of September 30, 2017, the Company considered several factors, including the stage of development of PTG-200 and that achievement of the milestone is outside of the Company's control, and concluded that the filing of the Phase 2 IND is not probable at this time. If and when the filing of the Phase 2 IND becomes probable, the $25.0 million payment will be constrained by contra revenue amounts for payments that the Company expects to make for 20% of the cost of Phase 2 activities to be performed by Janssen. The additional potential development, regulatory and sales milestone payments of up to an aggregate of $590.0 million after the completion of Phase 2A activities that the Company is eligible to receive are outside the contract term and as such have been excluded from the transaction price. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Janssen and therefore have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

Variable consideration for cost-sharing payments related to agreed upon services for Phase 2 activities that the Company performs within the duration of the contract are included in the transaction price at an amount equal to 80% of the estimated budgeted costs for these activities, including primarily internal full-time equivalent effort and third party contract costs. The Company is responsible for 20% of the development costs for the Phase 2 clinical trial. Accordingly, a significant portion of this work is expected to be performed by Janssen. Because the Phase 2 clinical trial activity is related to the license, it is not capable of being distinct. This is because both the Company and Janssen cannot benefit from these activities absent the Phase 1 activities. As the Phase 2 activities for which the Company will share 20% of the cost activities are not capable of being distinct and are not separately identifiable within the context of the contract, they are not a distinct service that Janssen transfers to the Company. Therefore, the consideration payable to Janssen is accounted for as a reduction in the transaction price. The Company and Janssen make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the overall shared costs incurred. The Company accounts for cost-sharing payments from Janssen as increases in license and collaboration revenue in its consolidated statements of operations, while cost-sharing payments to Janssen are accounted for as reductions in license and collaboration revenue, or contra-revenue. Costs incurred by the Company related to agreed upon services for Phase 2 activities under the Janssen License and Collaboration Agreement are recorded as research and development expenses in its consolidated statements of operations.

In summary, the license, the development activities for Phase 1 activities and the agreed upon services for Phase 2 activities are combined as one performance obligation that will be performed over the duration of the contract, which is from the effective date of the Janssen License and Collaboration Agreement through to the completion of Phase 2A activities. Since the Company has determined that the combined performance obligation is satisfied over time, ASC 606 requires the Company to select a single revenue recognition method for the performance obligation that faithfully depicts the Company's performance in transferring control of the services. The guidance allows entities to use two methods to measure its progress toward complete satisfaction of a performance obligation:

1.
Output methods - recognize revenue on the basis of direct measurements of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contract (e.g. surveys of performance completed to date, appraisals of results achieved, milestones reached, time elapsed, and units of produced or units delivered); and

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2.
Input methods - recognize revenue on the basis of the entity’s efforts or inputs to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs to the satisfaction of that performance obligation.

The Company concluded that it will utilize a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Janssen. In applying the cost-based input methods of revenue recognition, the Company uses actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of internal full-time equivalent effort and third-party contract costs. Revenue will be recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations, which the Company believes will be fulfilled within the next 12 months. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the Company's performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the Company's performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

For the three and nine months ended September 30, 2017, the Company recognized $8.8 million of license and collaboration revenue. This amount included $8.4 million of the transaction price for the Janssen License and Collaboration Agreement recognized based on proportional performance, and $0.4 million for other services related to Phase 2 activities performed by the Company on behalf of Janssen that are not included in the performance obligations identified under the Janssen License and Collaboration Agreement.

The following table presents changes in the Company’s contract assets and liabilities during the three and nine months ended September 30, 2017 (in thousands):

Three and nine months ended September 30, 2017	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Receivable from collaboration partner - related party	$—	$520	$—	$520
Contract liabilities:
Deferred revenue - related party	$—	$50,132	$(8,393)	$41,739

Deferred revenue related to the Janssen License and Collaboration Agreement of $41.7 million as of September 30, 2017, which was comprised of the $50.0 million upfront payment and $0.1 million of cost sharing payments from Janssen for agreed upon services for Phase 2 activities, less $8.4 million of license and collaboration revenue recognized from the effective date of the contract, will be recognized as the combined performance obligation is satisfied. The Company also recorded a $0.5 million receivable from collaboration partner as of September 30, 2017 for cost sharing amounts payable from Janssen.

During the three months and nine months ended September 30, 2017, the Company did not recognize any revenue from amounts included in the contract asset and the contract liability balances at the beginning of the period or from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill the contract were capitalized.

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

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$47,638	$—	$—	$47,638
Corporate bonds	—	7,495	—	7,495
Government bonds	—	47,013	—	47,013
Total financial assets	$47,638	$54,508	$—	$102,146

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$11,270	$—	$—	$11,270
Corporate bonds	—	21,841	—	21,841
Commercial paper	—	10,769	—	10,769
Government bonds	—	41,289	—	41,289
Total financial assets	$11,270	$73,899	$—	$85,169

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

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 5. Balance Sheet Components

Cash Equivalents and Available-for-sale Securities

Cash equivalents and available-for-sale securities consisted of the following (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
Money market funds	$47,638	$—	$—	$47,638
Corporate bonds	7,502	—	(7)	7,495
Government bonds	47,056	—	(44)	47,012
Total cash equivalents and available-for-sale securities	$102,196	$—	$(51)	$102,145
Classified as:
Cash equivalents				$47,638
Available-for-sale securities - current				43,191
Available-for-sale securities - noncurrent				11,316
Total cash equivalents and available-for-sale securities				$102,145

	December 31, 2016
	Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
Money market funds	$11,270	$—	$—	$11,270
Corporate bonds	21,886	—	(45)	21,841
Commercial paper	10,769	—	—	10,769
Government bonds	41,316	2	(29)	41,289
Total cash equivalents and available-for-sale securities	$85,241	$2	$(74)	$85,169
Classified as:
Cash equivalents				$18,504
Available-for-sale securities - current				56,515
Available-for-sale securities - noncurrent				10,150
Total cash equivalents and available-for-sale securities				$85,169

All available-for-sale securities - current held as of September 30, 2017 and December 31, 2016 had contractual maturities of less than one year. All available-for-sale securities - noncurrent held as of September 30, 2017 and December 31, 2016 had contractual maturities of at least one year but less than two years. There have been no material realized gains or losses on available-for-sale securities for the periods presented.

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued clinical and research related expenses	$5,864	$3,617
Accrued employee related expenses	1,611	1,420
Accrued professional service fees	709	115
Other	57	120
Total accrued expenses and other payables	$8,241	$5,272

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

Note 7. Government Programs

Research and Development Tax Incentive

The Company recognized AUD 493,000 ($389,000) and AUD 1.1 million ($0.9 million) as a reduction of research and development expenses for the three and nine months ended September 30, 2017, respectively, in connection with the research and development tax incentive from Australia. The Company recognized AUD 181,000 ($145,000) and AUD 1.6 million ($1.2 million) as a reduction of research and development expenses for the three and nine months ended September 30, 2016, respectively, in connection with the research and development tax incentive from Australia. As of September 30, 2017, and December 31, 2016, the research and development tax incentive receivable was AUD 1.1 million ($0.9 million) and AUD 3.1 million ($2.2 million), respectively.

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

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company has concluded that amounts received under the Janssen License and Collaboration Agreement should be classified as statutory income for Australian taxation purposes. On this basis they should not be included in the calculation of annual turnover for the purposes of determining eligibility for the refundable research and development tax offset.

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

The Company recognizes a reduction to research and development expenses when expenses related to the grants have been incurred and the grant funds become contractually due from NIH. The Company recorded $103,000 and $123,000 as a reduction of research and development expenses for the three and nine months ended September 30, 2017. The Company recorded $66,000 and $135,000 as a reduction of research and development expenses for the three and nine months ended September 30, 2016. The Company recorded a receivable for $103,000 and $100,000 as of September 30, 2017 and December 31, 2016, respectively, to reflect the eligible costs incurred under the grants that are contractually due to the Company and such amounts are included in the prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

The following table summarizes the Company's minimum lease payments related to the Newark facility as of September 30, 2017 (in thousands):

Year Ending December 31:	Amount
2017 (remaining three months)	$264
2018	1,667
2019	1,941
2020	2,000
2021	2,059
Thereafter	5,228
Total minimum lease payments	$13,159

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The Company recorded a charge of $525,000 for the increase in the fair value of the redeemable convertible preferred stock warrant liability in the condensed consolidated statements of operations for the nine months ended September 30, 2016. There were no such charges incurred for the three and nine months ended September 30, 2017.

Note 10. Redeemable Convertible Preferred Stock Tranche Liability

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

In March 2016, the Company completed the closing of the Series C Second Tranche and issued 45,189,794 shares of Series C redeemable convertible preferred stock for net cash proceeds of $22.5 million. At this time, the Series C redeemable convertible preferred stock liability was remeasured at $5.8 million, determined using a hybrid method of the Option Pricing Model with a 67% weighted value per share and the PWERM with a 33% weighted value per share. Upon the closing of the Series C Second Tranche, the Series C redeemable convertible preferred stock liability was terminated and the balance of the liability of $5.8 million was reclassified to redeemable convertible preferred stock. The Company recorded a charge of $4.2 million for the increase in the fair value of the Series C redeemable convertible preferred stock liability in the condensed consolidated statements of operations for the nine months ended September 30, 2016. There were no such charges incurred for the three months ended September 30, 2016 and the three and nine months ended September 30, 2017.

Note 11. Equity Plans

Equity Incentive Plan

In July 2016, the Company’s board of directors and stockholders approved the Company's 2016 Equity Incentive Plan (the “2016 Plan”) to replace the 2007 Stock Option Plan, which became effective upon the Company’s IPO. Under the 2016 Plan, 1,200,000 shares of the Company’s common stock were initially reserved for issuance of stock options, restricted stock units, and other awards to employees, directors, and consultants. Pursuant to the “evergreen” provision contained in the 2016 Plan, the number of shares reserved for issuance under the 2016 Plan automatically increases on January 1 of each year, starting on January 1, 2017 and continuing through (and including) January 1, 2026, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding fiscal year, or a lesser number of shares determined by the Company’s board of directors. As of September 30, 2017, the Company has reserved 1,868,891 shares of common stock for issuance under the 2016 Plan. The 2016 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Options granted under the 2016 Plan expire no later than ten years from the date of grant. Employee stock options generally vest over a period of four years. Non-employee director initial stock options generally vest over a period of three years, and non-employee director annual refresher stock options generally vest over a period of approximately one year.

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Stock Options

Activity under the Company’s equity incentive plans is set forth below:

			Options Outstanding
	Options Available for Grant	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
					(in millions)
Balances at December 31, 2016	164,328	2,393,829	$10.39	8.79
Additional options authorized	668,891	—
Options granted	(403,000)	403,000	$12.08
Options exercised	—	(173,155)	$1.50
Options forfeited	85,930	(85,930)	$16.79
Balances at September 30, 2017	516,149	2,537,744	$11.05	8.55	$20.2
Options exercisable at September 30, 2017		811,539	$8.72	8.03	$8.2
Options vested and expected to vest at September 30, 2017		2,537,744	$11.05	8.55	$20.2
____________________
(1) The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on September 30, 2017. The calculation excludes options with an exercise price higher than the closing price of the Company's common stock on September 30, 2017.

During the nine months ended September 30, 2017, the estimated weighted-average grant-date fair value of common stock underlying options granted was $7.11 per share.

Employee Stock Options Valuation

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected term (in years)	6.08	4.16 - 5.70	5.50 - 6.08	4.16 - 5.94
Expected volatility	62.1%	62.8%	62.1% - 65.4%	62.5% - 64.8%
Risk-free interest rate	2.00%	1.38%	1.88% - 2.07%	1.27% - 1.38%
Dividend yield	—	—	—	—

Employee Stock Purchase Plan

In July 2016, the Company’s board of directors and stockholders approved the 2016 Employee Stock Purchase Plan (the “2016 ESPP”), which became effective upon the closing of the IPO. Under the 2016 ESPP, 150,000 shares of the Company’s common stock were initially reserved for issuance for employee purchases of the Company’s common stock. Pursuant to the “evergreen” provision contained in the 2016 ESPP, the number of shares reserved for issuance under the 2016 ESPP automatically increases on January 1 of each year, starting on January 1, 2017 and continuing through (and including) January 1, 2026 by the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding fiscal year, (ii) 300,000 shares, or (iii) such other number of shares determined by the Company’s board of directors. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

period or at the end of each applicable purchase period. As of September 30, 2017, a total of 317,222 shares of common stock were reserved for issuance under the 2016 ESPP, and 48,668 shares have been issued.

Stock-Based Compensation

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$600	$285	$1,399	$360
General and administrative	607	163	1,653	250
Total stock-based compensation expense	$1,207	$448	$3,052	$610

As of September 30, 2017, total unrecognized stock-based compensation expense related to stock options totaled $11.7 million, which the Company expects to recognize over a weighted-average period of approximately 2.60 years years.

Note 12. Net Loss per Share Attributable to Common Stockholders

As the Company had net losses for the three and nine months ended September 30, 2017 and 2016, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(4,825)	$(7,084)	$(33,905)	$(25,929)
Accretion of redeemable convertible preferred stock	—	(293)	—	(558)
Net loss attributable to common stockholders	$(4,825)	$(7,377)	$(33,905)	$(26,487)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	16,911,575	8,483,189	16,851,672	3,071,456
Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.87)	$(2.01)	$(8.62)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share attributable to common stockholders computations for the three and nine months ended September 30, 2017 and 2016 because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Options to purchase common stock	2,537,744	1,496,156	2,537,744	1,496,156
ESPP shares	26,610	—	26,610	—
Total	2,564,354	1,496,156	2,564,354	1,496,156

PROTAGONIST THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 13. Subsequent Event
On October 16, 2017, pursuant to the Company's shelf registration statement on Form S-3, the Company completed an underwritten public offering of 3,530,000 shares of common stock at a public offering price of $17.00 per share for total gross proceeds of $60.0 million. Net proceeds, after deducting underwriting commissions and offering costs, were approximately $56.2 million. The Company granted the underwriters an option to purchase up to 529,500 additional shares at the public offering price, less underwriting discounts and commissions, which expires on November 10, 2017.

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

Overview

We are a clinical-stage biopharmaceutical company with a proprietary technology platform which is utilized to discover and develop novel peptide-based drugs to address significant unmet medical needs. Our primary focus is on developing potential first-in-class oral targeted therapy-based peptide drugs that work by blocking biological pathways that are currently targeted by marketed injectable antibody drugs. Our initial lead peptide product candidates, PTG-100 and PTG-200, are based on this approach, and we believe these candidates have the potential to transform the existing treatment paradigm for inflammatory bowel disease ("IBD"), chronic gastrointestinal diseases consisting primarily of ulcerative colitis ("UC") and Crohn's disease ("CD").
PTG-100, a potential first-in-class oral, alpha-4-beta-7 ("α4β7") integrin antagonist, is currently in a global Phase 2B clinical trial for the treatment of moderate-to-severe UC that is anticipated to randomize approximately 240 patients at approximately 100 clinical sites. We anticipate conducting an interim futility analysis in early 2018 and completing this trial in the second half of 2018. Following evidence of a positive Phase 2B study in UC, we would anticipate conducting end-of-Phase 2 meetings with global health authorities and initiating a pivotal clinical development program in UC and CD in 2019. In addition, we intend to request a pre-Investigational New Drug ("IND") meeting with the Food and Drug Administration ("FDA") in early 2018 to discuss potential clinical development of PTG-100 in pouchitis, a rare condition that may be observed in post-surgical IBD patients. PTG-200, a potential first-in-class oral Interleukin-23 receptor ("IL-23R") antagonist for the potential treatment of IBD, is expected to enter a Phase 1 clinical study in the fourth quarter of 2017. We have a worldwide license and collaboration agreement with Janssen Biotech, Inc. to co-develop and co-detail PTG-200 for all indications, including IBD, as described below in the section titled "Janssen License and Collaboration Agreement". In addition to PTG-100 and PTG-200, we are also developing an injectable hepcidin mimetic, PTG-300, for the potential treatment of anemia and iron overload related blood disorders, including rare diseases such as beta-thalassemia and myelodysplastic syndromes. PTG-300 is currently being studied in a Phase 1 clinical trial in healthy volunteers. Based on preliminary data to date, PTG-300 has demonstrated a dose-related reduction in serum iron, which persisted beyond 72 hours at higher dose levels. We believe that this effect provides pharmacodynamic-based proof-of-concept for PTG-300. PTG-300 has also shown a dose-dependent increase in blood exposure, and has been well tolerated, with no serious adverse events or dose-limiting toxicities to date. The most common adverse event was a transient and self-limited erythema (redness) at the injection site in some subjects at doses 10 mg or higher. We expect final top line data for PTG-300 will be available in the fourth quarter of 2017. Pending a successful pre-IND meeting with the FDA, we anticipate filing an IND in 2018 and initiating a potentially pivotal study in patients. Finally, we believe that our peptide technology platform will enable us to expand our pipeline with a third oral peptide to be selected for pre-clinical development in 2018 for the potential treatment of a non-IBD gastrointestinal disease.
We have not generated any revenue from product sales and we do not currently have any products approved for commercialization. We have never been profitable and have incurred net losses in each year since inception and we do not anticipate that we will achieve sustained profitability in the near term. Our net losses were $4.8 million and $33.9 million for the three and nine months ended September 30, 2017, respectively, and $7.1 million and $25.9 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017 we had an accumulated deficit of $98.5 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development, including clinical development activities under the Janssen License and Collaboration Agreement, and as a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approval for, our product candidates.

Janssen License and Collaboration Agreement

On May 26, 2017, we and Janssen Biotech, Inc., ("Janssen"), one of the Janssen Pharmaceutical Companies of Johnson & Johnson, entered into an exclusive license and collaboration agreement (the "Janssen License and Collaboration Agreement") for the development, manufacture and commercialization of PTG-200 worldwide for the treatment of CD and UC. Janssen is a related party to us as Johnson & Johnson Innovation - JJDC, Inc., a significant shareholder of ours, and Janssen are both subsidiaries of Johnson and Johnson. During the third quarter of 2017, we became eligible for and received a non-refundable, upfront cash payment of $50.0 million from Janssen.
Under the Janssen License and Collaboration Agreement, we granted to Janssen an exclusive worldwide license to develop, manufacture and commercialize PTG-200 and related IL-23R compounds for all indications, including CD and UC. We are responsible, at our own expense, for the conduct of the Phase 1 clinical trial for PTG-200 and Janssen will be responsible for the conduct of a potential Phase 2 clinical trial for PTG-200 in CD, including filing the Phase 2 IND. All such clinical trials will be conducted in accordance with a mutually agreed upon clinical development plan and budget. Development costs for the Phase 2 clinical trial will be shared between the parties on an 80%/20% basis, with Janssen assuming the larger share. Should Janssen elect to retain its license following completion of the Phase 2 clinical trial, it will be responsible, at its own expense, for the manufacture, continued development of, seeking regulatory approval for, and commercialization of PTG-200 worldwide. The parties’ development activities under the Janssen License and Collaboration Agreement through the Phase 2 clinical trial will be overseen by a joint governance structure which will have equal representation by both parties unless both parties mutually agree to disband such structure or we have provided written notice to Janssen of our intention to disband and no longer participate in such structure.
We are eligible to receive a $25.0 million payment upon filing of the Phase 2 IND. Following the conclusion of the planned Phase 2A portion of the Phase 2 clinical trial, if Janssen elects to maintain its license rights and continue the development of PTG-200 in the Phase 2B portion of such clinical trial (the “First Opt-in Election”), we would be eligible to receive a $125.0 million payment. Following the conclusion of the planned Phase 2B portion of the Phase 2 clinical trial, if Janssen elects again to maintain its license rights (the “Second Opt-in Election”), we would be eligible to receive a $200.0 million payment. In addition to the opt-in fees, we are eligible to receive additional potential development, regulatory and sales milestone payments of up to an aggregate of $590.0 million, and tiered royalties paid as a percentage of Janssen’s worldwide net sales at rates ranging from ten to the mid-teens, with certain customary reductions under certain circumstances. If Janssen does not make either the First Opt-in Election or the Second Opt-in Election, the Janssen License and Collaboration Agreement will terminate. If Janssen does not make the Second Opt-in Election, or if at any time after the Second Opt-in Election, Janssen terminates the Janssen License and Collaboration Agreement, we would be obligated to pay Janssen a low single-digit royalty on worldwide net sales of PTG-200. We would also have an option to provide up to 30% of the required U.S. details for PTG-200 to prescribers, using our own sales force personnel, upon commercial launch in the United States. If such right is exercised, our detailing costs would be reimbursed by Janssen, at a mutually agreed upon cost per primary detailing equivalent.
The Janssen License and Collaboration Agreement contains customary representations, warranties and covenants by us and Janssen and includes an obligation by us not to develop or commercialize other compounds which also target IL-23R outside of the Janssen License and Collaboration Agreement until completion of the Phase 2B portion of the Phase 2 clinical trial. We and Janssen are required to indemnify the other party against all losses and expenses related to breaches of its representations, warranties and covenants under the Janssen License and Collaboration Agreement.
The Janssen License and Collaboration Agreement remains in effect until the royalty obligations cease following patent and regulatory expiry, unless terminated earlier. Either we or Janssen may terminate the Janssen License and Collaboration Agreement for uncured material breach. Janssen retains the right to terminate the Janssen License and Collaboration Agreement for convenience and without cause on written notice of a certain period to us. Upon a termination of the Janssen License and Collaboration Agreement, all rights revert back to us, and in certain circumstances, if such termination occurs during ongoing clinical trials, Janssen would, if requested, provide certain financial and operational support to us for the completion of such trials.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgements, management employs critical accounting policies.

Revenue Recognition

Effective July 1, 2017, we adopted Accounting Standards Codification, or ASC Topic 606, Revenue from Contracts with Customers ("ASC 606") using the full retrospective transition method.  We did not have any effective contracts within the scope of this guidance prior to July 1, 2017. Accordingly, we did not elect to use any of the practical expedients permitted under the transition guidance, and the adoption had no impact on our previously reported financial position, results of operations or liquidity. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation.  We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct.  We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We entered into a license and collaboration agreement that became effective upon resolution of regulatory requirements during the third quarter of 2017 which is within the scope of ASC 606, under which we have licensed certain rights to our PTG-200 product candidate to a third party and may enter into other such arrangements in the future. The terms of the arrangement include payment to us of one or more of the following: non-refundable, up-front license fees, development and regulatory and commercial milestone payments, and royalties on net sales of licensed products.

Licenses of intellectual property: If the license to our intellectual property is determined to be distinct from the other performance obligation identified in the arrangement, we recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring proportional performance for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of proportional performance each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone payments: At the inception of each arrangement that includes development, regulatory or commercial milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price. ASC 606 suggests two alternatives to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. Whichever method is used, it should be consistently applied throughout the life of the contract; however, it is not necessary for us to use the same approach for all contracts. We expect to use the most likely amount method for development and regulatory milestone payments. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the control of the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability or achievement of each such milestone and any related constraint, and if necessary, adjust our estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. To date, we have not recognized any milestone payments resulting from our collaboration arrangement.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from our collaboration arrangement.

Up-front payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Amounts payable to us are recorded as accounts receivable when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

There have been no other material changes in our critical accounting policies during the nine months ended September 30, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 7, 2017.

Components of Our Results of Operations

License and Collaboration Revenue
Our license and collaboration revenue is derived from payments we receive under the Janssen License and Collaboration Agreement.
We identified the following material promises under the Janssen License and Collaboration Agreement: (1) the license related to PTG-200, (2) the performance of development services, including regulatory support, during Phase 1 clinical trial for PTG-200 through the filing of the IND by Janssen, and (3) compound supply services for Phase 1 and Phase 2 activities. We considered that the license has standalone functionality and is capable of being distinct. However, we determined that the license is not distinct from the development and compound supply services within the context of the agreement because the development and compound supply services significantly increase the utility of the intellectual property.

Specifically, our development, manufacturing and commercialization license can only provide benefit to Janssen in combination with our development services in the Phase 1 study. The intellectual property (“IP”) related to the peptide technology platform, which is proprietary to us, is the foundation for the development activities related to the treatment for CD. The compound supply services are a necessary and integral part of the development services as they could only be conducted utilizing the outcomes of these services. Given the development services under the Janssen Collaboration Agreement are expected to involve significant further development of the initial IP, we have concluded that the development and compound supply services are not distinct from the license, and thus the license, development services and compound supply services are combined into a single performance obligation. The nature of the combined performance obligation is to provide development and compound supply services to Janssen under the arrangement.

We also evaluated whether the fees related to the First Opt-in Election and Second Opt-in Election are options with material rights. These two options include additional sublicense rights and patent rights transferred to Janssen upon exercising both of these options. We concluded that Janssen’s opt in rights are not options with material rights because the $50.0 million upfront payment to us was not negotiated to provide incremental discount for the future opt in payments at the end of Phase 2A and Phase 2B. The option to “opt in” provides Janssen with a license for IP that has been improved from the license initially granted for a term in the case of the opt in after completion Phase 2A and then a perpetual license in the case of opt in after completion of Phase 2B. Therefore, the First Opt-in Election and Second Opt-in Election options are not considered to be material rights. The option fees will be recognized as revenue when, and if, Janssen exercises its options because we have no further performance obligations at that point.

For revenue recognition purposes, we determined that the duration of the contract begins on the effective date of July 13, 2017 and ends upon completion of Phase 2A activities. The contract duration is defined as the period in which parties to the contract have present enforceable rights and obligations. We analyzed the impact of Janssen terminating the agreement prior to the completion of Phase 2A and determined that there were significant economic penalties to Janssen for doing so. We believe that if Janssen terminates the agreement upon completion of Phase 2A, the forfeiture of the remaining license rights and payment of 50% of the remaining Phase 2 costs is not a significant economic penalty when compared to paying $125 million as an opt in license fee to continue the use of the License. Thus, the duration of the contract is limited to the end of Phase 2A.

We determined that the transaction price of the Janssen License and Collaboration Agreement was $54.2 million as of September 30, 2017. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. We determined that the $50.0 million upfront payment, the $25.0 million payment payable upon filing of the Phase 2 IND, which is fully constrained as of September 30, 2017, and $4.2 million of estimated variable consideration for cost-sharing payments from Janssen for agreed upon services related to Phase 2 activities constituted consideration to be included in the transaction price, which is to be allocated to the combined performance obligation. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

As part of the evaluation for determining that the $25.0 million payment upon filing of Phase 2 IND is fully constrained as of September 30, 2017, we considered several factors, including the stage of development of PTG-200 and that achievement of the milestone is outside of our control, and concluded that the filing of the Phase 2 IND is not probable at this time. If and when the filing of the Phase 2 IND becomes probable, the $25.0 million payment will be constrained by contra revenue amounts for payments that we expect to make for 20% of the cost of Phase 2 activities to be performed by Janssen. The additional potential development, regulatory and sales milestone payments of up to an aggregate of $590.0 million after the completion of Phase 2A activities that we are eligible to receive are outside the contract term and as such have been excluded from the transaction price. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Janssen and therefore have also been excluded from the transaction price. At the end of each reporting period, we will update our assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

Variable consideration for cost-sharing payments related to agreed upon services for Phase 2 activities that we perform within the duration of the contract are included in the transaction price at an amount equal to 80% of the estimated budgeted costs for these activities, including primarily internal full-time equivalent effort and third party contract costs. We are responsible for 20% of the development costs for the Phase 2 clinical trial. Accordingly, a significant portion of this work is expected to be performed by Janssen. Because the Phase 2 clinical trial activity is related to the license, it is not capable of being distinct. This is because both we and Janssen cannot benefit from these activities absent the Phase 1 activities. As the Phase 2 activities for which we will share 20% of the cost activities are not capable of being distinct and are not separately identifiable within the context of the contract, they are not a distinct service that Janssen transfers us. Therefore, the consideration payable to Janssen is accounted for as a reduction in the transaction price. We and Janssen make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the overall shared costs incurred. We account for cost-sharing payments from Janssen as increases in license and collaboration revenue in our consolidated statements of operations, while cost-sharing payments to Janssen are accounted for as reductions in license and collaboration revenue, or contra-revenue. Costs we incur related to agreed upon services for Phase 2 activities under the Janssen License and Collaboration Agreement are recorded as research and development expenses in our consolidated statements of operations.

In summary, the license, the development activities for Phase 1 activities and the agreed upon services for Phase 2 activities are combined as one performance obligation that will be performed over the duration of the contract, which is from the effective date of the Janssen License and Collaboration Agreement through to the completion of Phase 2A activities. Since we have determined that the combined performance obligation is satisfied over time, ASC 606 requires us to select a single revenue recognition method for the performance obligation that faithfully depicts our performance in transferring control of the services. The guidance allows entities to use two methods to measure its progress toward complete satisfaction of a performance obligation:

1.
Output methods - recognize revenue on the basis of direct measurements of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contract (e.g. surveys of performance completed to date, appraisals of results achieved, milestones reached, time elapsed, and units of produced or units delivered); and

2.
Input methods - recognize revenue on the basis of the entity’s efforts or inputs to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs to the satisfaction of that performance obligation.

We concluded that we will utilize a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. We believe this is the best measure of progress because other measures do not reflect how we transfer our performance obligation to Janssen. In applying the cost-based input methods of revenue recognition, we use actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of internal full-time equivalent effort and third-party contract costs. Revenue will be recognized based on actual costs incurred as a percentage of total budgeted costs as we complete our performance obligations, which we believe will be fulfilled within the next 12 months. A cost-based input method of revenue recognition requires management to make estimates of costs to complete our performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete our performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

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

We allocate direct costs and indirect costs incurred to product candidates when they enter clinical development. For product candidates in clinical development, direct costs consist primarily of clinical, pre-clinical, and drug discovery costs, costs of supplying drug substance and drug product for use in clinical and pre-clinical studies, including clinical manufacturing costs, contract research organization fees, and other contracted services pertaining to specific clinical and pre-clinical studies. Indirect costs allocated to our product candidates on a program specific basis include research and development employee salaries, benefits, and stock-based compensation, and indirect overhead and other administrative support costs. Program-specific costs are unallocated when the clinical expenses are incurred for our early stage research and drug discovery projects, our internal resources, employees and infrastructure are not tied to any one research or drug discovery project and are typically deployed across multiple projects. As such, we do not provide financial information regarding the costs incurred for early stage pre-clinical and drug discovery programs on a program-specific basis prior to the clinical development stage. Our development and compound supply expenses incurred under the Janssen License and Collaboration Agreement are included in pre-clinical and drug discovery research expense. We initiated a Phase 1 clinical study of PTG-300 during the second quarter of 2017. We have presented separately in the table below costs associated with the PTG-300 program beginning in June 2017.

The following table summarizes our research and development expenses incurred during the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Clinical and development expense - PTG 100	$6,177	$3,447	$20,261	$11,071
Clinical and development expense - PTG 300	1,505	—	2,035	—
Pre-clinical and drug discovery research expense	3,977	2,325	12,902	6,849
Milestone payment obligation to former collaboration partner	—	—	250	250
Less: Reimbursement of expenses under grants and incentives	(491)	(211)	(991)	(1,288)
Total research and development expenses	$11,168	$5,561	$34,457	$16,882

We expect our research and development expenses will increase as we progress our product candidates, including development activities under the Janssen License and Collaboration Agreement, advance our discovery research projects into the pre-clinical stage and continue our early stage research. The process of conducting research, identifying potential product candidates and conducting pre-clinical and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for our product candidates. The probability of success of our product candidates may be affected by numerous factors, including pre-clinical data, clinical data, competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. Our research and development programs may be subject to change from time to time as we evaluate our priorities and available resources.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,
	2017	2016	Dollar Change	% Change
	(In thousands)
License and collaboration revenue - related party	$8,781	$—	$8,781	100
Operating expenses:
Research and development (1)	11,168	5,561	5,607	101
General and administrative (2)	2,593	1,577	1,016	64
Total operating expenses	13,761	7,138	6,623	93
Loss from operations	(4,980)	(7,138)	2,158	(30)
Interest income	155	54	101	*
Net loss	$(4,825)	$(7,084)	$2,259	(32)

_________________________
(1) Includes $0.6 million and $0.3 million of non-cash stock-based compensation expense for the three months ended September 30, 2017 and 2016, respectively.
(2) Includes $0.6 million and $0.2 million of non-cash stock-based compensation expense for the three months ended September 30, 2017 and 2016, respectively.
* Percentage not meaningful

License and Collaboration Revenue

For the three months ended September 30, 2017, we recognized $8.8 million as license and collaboration revenue under the Janssen License and Collaboration Agreement. This amount included $8.4 million of the transaction price for the Janssen License and Collaboration Agreement recognized based on proportional performance as measured by actual costs incurred as a percentage of budgeted costs, and $0.4 million for other services related to Phase 2 activities performed by us on behalf of Janssen that are not included in the performance obligations identified under the Janssen License and Collaboration Agreement. We did not recognize any license and collaboration revenue during the three months ended September 30, 2016.

Deferred revenue related to the Janssen License and Collaboration Agreement was $41.7 million as of September 30, 2017, and was comprised of the $50.0 million upfront payment and $0.1 million of cost sharing payments from Janssen for agreed upon services for Phase 2 activities, less $8.4 million of license and collaboration revenue recognized from the effective date of the contract. We also recorded a $0.5 million receivable from collaboration partner as of September 30, 2017 for cost sharing amounts payable from Janssen.

Research and Development Expenses

Research and development expenses increased $5.6 million, or 101%, from $5.6 million for the three months ended September 30, 2016, to $11.2 million for the three months ended September 30, 2017. The increase was primarily due to an increase of $2.7 million in PTG-100 clinical trial and development expenses, an increase of $1.7 million in pre-clinical development activities for PTG-200 related to the Janssen License and Collaboration Agreement and other pre-clinical and drug discovery efforts in support of our pipeline, and $1.5 million for PTG-300 Phase 1 clinical trial expenses. Research and development expenses for the three months ended September 30, 2017 include an increase in personnel costs due to increased research and development headcount from 24 employees at September 30, 2016 to 39 employees at September 30, 2017.

General and Administrative Expenses

General and administrative expenses increased $1.0 million, or 64%, from $1.6 million for the three months ended September 30, 2016, to $2.6 million for the three months ended September 30, 2017. The increase was primarily due to an increase of $0.9 million in personnel costs due to an increase in headcount to support the growth of our operations and an increase of $0.1 million in professional service fees.

Comparison of the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016	Dollar Change	% Change
	(In thousands)
License and collaboration revenue - related party	$8,781	$—	$8,781	100
Operating expenses:
Research and development (1)	34,457	16,882	17,575	104
General and administrative (2)	8,708	4,387	4,321	98
Total operating expenses	43,165	21,269	21,896	103
Loss from operations	(34,384)	(21,269)	(13,115)	62
Interest income	479	93	386	*
Change in fair value of redeemable convertible preferred stock tranche and warrant liabilities	—	(4,719)	4,719	100
Other expense	—	(34)	34	100
Net loss	$(33,905)	$(25,929)	$(7,976)	31

_________________________
(1) Includes $1.4 million and $0.4 million of non-cash stock-based compensation expense for the nine months ended September 30, 2017 and 2016, respectively.
(2) Includes $1.7 million and $0.3 million of non-cash stock-based compensation expense for the nine months ended September 30, 2017 and 2016, respectively.
* Percentage not meaningful

License and Collaboration Revenue

For the nine months ended September 30, 2017, we recognized $8.8 million as license and collaboration revenue under the Janssen License and Collaboration Agreement. This amount included $8.4 million of the transaction price for the Janssen License and Collaboration Agreement recognized based on proportional performance as measured by actual costs incurred as a percentage of budgeted costs, and $0.4 million for other services related to Phase 2 activities performed by us on behalf of Janssen that are not included in the performance obligations identified under the Janssen License and Collaboration Agreement. We did not recognize any license and collaboration revenue during the nine months ended September 30, 2016.

Deferred revenue related to the Janssen License and Collaboration Agreement was $41.7 million as of September 30, 2017, and was comprised of the $50.0 million upfront payment and $0.1 million of cost sharing payments from Janssen for agreed upon services for Phase 2 activities, less $8.4 million of license and collaboration revenue recognized from the effective date of the contract. We also recorded a $0.5 million receivable from collaboration partner as of September 30, 2017 for cost sharing amounts payable from Janssen.

Research and Development Expenses

Research and development expenses increased $17.6 million, or 104%, from $16.9 million for the nine months ended September 30, 2016, to $34.5 million for the nine months ended September 30, 2017. The increase was primarily due to an increase of $9.2 million in PTG-100 clinical trial and development expenses related primarily to Phase 2 clinical trial site start-up activities, an increase of $4.7 million in pre-clinical and clinical development activities for our other product candidates, including efforts toward the accelerated progression to Phase 1 initiation with PTG-300 prior to the third quarter of 2017, PTG-200 activities related to the Janssen License and Collaboration Agreement and other pre-clinical and drug discovery efforts in support of our pipeline, and $2.0 million for PTG-300 Phase 1 clinical trial expenses. Research and development expenses for the nine months ended September 30, 2017 include an increase in personnel costs due to increased research and development headcount from 24 employees at September 30, 2016 to 39 employees at September 30, 2017.

General and Administrative Expenses

General and administrative expenses increased $4.3 million, or 98%, from $4.4 million for the nine months ended September 30, 2016, to $8.7 million for the nine months ended September 30, 2017. The increase was primarily due to an increase of $2.4 million in personnel costs due to an increase in headcount to support the growth of our operations and increases of $0.9 million in professional service fees, $0.7 million in consulting and contracted labor expense, and $0.3 million in insurance expense due to the growth of our operations and operating as a public company.

Change in Fair Value of Redeemable Convertible Preferred Stock Tranche and Warrant Liabilities

The change in estimated fair value associated with redeemable convertible preferred stock tranche and warrant liabilities was a charge of $4.7 million for the nine months ended September 30, 2016 due to the settlement of Series C redeemable convertible preferred stock tranche liability in March 2016 and the fair value remeasurement of the outstanding warrant liability. There were no such items for the nine months ended September 30, 2017.

Liquidity and Capital Resources

Liquidity and Capital Expenditures

As of September 30, 2017, we had $104.9 million of cash, cash equivalents and available-for-sale securities and an accumulated deficit of $98.5 million. Our operations have been financed by net proceeds from the sale of shares of our capital stock and revenue from the Janssen License and Collaboration Agreement. During the third quarter of 2017 we became eligible for and received a non-refundable, upfront cash payment of $50.0 million from Janssen.

In September 2017, we filed a registration statement on Form S-3 with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $200 million of our common stock. As of September 30, 2017, we had not sold any securities pursuant to the shelf registration statement. On October 16, 2017, we issued 3,530,000 shares of common stock pursuant to an underwriting agreement with Leerink Partners LLC and Barclays Capital Inc. as representatives of the several underwriters at a public offering price of $17.00 per share for gross proceeds of $60.0 million, resulting in net proceeds of approximately $56.2 million after deducting underwriting fees and offering expenses. We granted the underwriters an option to purchase up to 529,500 additional shares at the public offering price, less underwriting discounts and commissions, which expires on November 10, 2017.

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

•	the costs of and ability to obtain clinical and commercial supplies and any other product candidates we may identify and develop;

•	our ability to successfully commercialize the product candidates we may identify and develop;

•
the selling and marketing costs associated with our lead product candidates and any other product candidates we may identify and develop, including the cost and timing of expanding our sales and marketing capabilities;

•
the achievement of development, regulatory and sales milestones resulting in payments to us from Janssen under the Janssen License and Collaboration Agreement, and the timing of receipt of such payments, if any;

•	the timing, receipt and amount of royalties under the Janssen License and Collaboration Agreement on worldwide net sales of PTG-200, upon regulatory approval or clearance, if any;

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

Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. Further, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development activities. If we do raise additional capital through public or private equity offerings or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We currently have no credit facility and, with the exception of payments we may receive under the Janssen License and Collaboration Agreement and the proceeds from the sale of our common stock on October 16, 2017, we do not currently have any commitments for future external financing. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated product development programs.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash provided by (used in) operating activities	$18,021	$(20,292)
Cash provided by investing activities	$11,071	$4,997
Cash provided by financing activities	$492	$107,159

Cash Flows from Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2017 was $18.0 million, consisting of a net change of $48.1 million in net operating assets and liabilities and non-cash charges of $3.8 million, partially offset by our net loss of $33.9 million. The change in net operating assets and liabilities was due primarily to an increase of $41.7 million in deferred revenue related to the Janssen License and Collaboration Agreement, an increase of $4.4 million in accounts payable and accrued expenses related primarily to an increase in research and development activities and other general and administrative professional services, a decrease of $1.5 million in the Australian research and development tax incentive receivable and a decrease of $1.0 million in prepaid expenses and other assets, partially offset by an increase of $0.5 million in receivable from collaboration partner. The non-cash charges were primarily comprised of $3.1 million of stock-based compensation, $0.5 million of net amortization of premium on available-for-sale securities and $0.3 million of depreciation and amortization.

Cash used in operating activities for the nine months ended September 30, 2016 was $20.3 million, consisting of our net loss of $25.9 million and a net change of $0.1 million in net operating assets and liabilities, partially offset by non-cash charges of $5.7 million. The change in net operating assets and liabilities was due primarily to an increase of $1.2 million in the receivable related to the Australian research and development tax incentives and an increase of $0.2 million in prepaid expenses and other current assets related to advance payments of costs for research activities during the period, offset by a $1.4 million increase in accounts payable and accrued expenses and other payables related to an increase in research and development activities. The non-cash charges were primarily comprised of $4.2 million for the change in fair value associated with redeemable convertible preferred stock tranche liability, $0.6 million for stock-based compensation, $0.5 million for the change in fair value of convertible preferred stock warrant liability and $0.2 million for depreciation and amortization expense.

Cash Flows from Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2017 was $11.1 million, consisting of maturities of available-for-sale securities of $39.8 million, partially offset by purchases of available-for-sale securities of $28.2 million and purchases of property and equipment of $0.6 million. Purchases of property and equipment were primarily related to purchases of scientific equipment.

Cash provided by investing activities for the nine months ended September 30, 2016 was $5.0 million, consisting of proceeds from maturities of available-for-sale securities of $11.7 million, partially offset by purchases of available-for-sale securities of $6.4 million and purchases of property and equipment of $0.3 million. Purchases of property and equipment were primarily related to the expansion of our laboratory and purchases of scientific equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2017 was $0.5 million, consisting of proceeds of $0.8 million from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan, partially offset by payments of $0.3 million for deferred offering costs related to our S-3 filing during the third quarter of 2017.

Cash provided by financing activities for the nine months ended September 30, 2016 was $107.2 million, consisting of net proceeds of $84.5 million from our initial public offering, net proceeds of $22.5 million from the issuance of redeemable convertible preferred stock and proceeds of $0.1 million from the issuance of common stock upon exercise of stock options.

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

The following table summarizes our contractual obligations as of September 30, 2017 (in thousands):

	Payments Due by Period
Contractual Obligations:	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Operating lease obligations	$1,454	$3,912	$4,150	$3,643	$13,159
Total contractual obligations	$1,454	$3,912	$4,150	$3,643	$13,159

Commitments Related to Our License and Collaboration Agreement with Janssen
Under the Janssen License and Collaboration Agreement, we share with Janssen certain development, regulatory and compound supply costs. The actual amounts that we pay Janssen or that Janssen pays us will depend on numerous factors, some of which are outside of our control and some of which are contingent upon the success of certain development and regulatory activities. Future development and commercialization payments to Janssen are not included in the table above as the timing and amounts of such payments are not determinable.
During the nine months ended September 30, 2017, there were no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 7, 2017.

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

We had $104.9 million and $87.7 million in cash, cash equivalents and available-for-sale securities at September 30, 2017 and December 31, 2016, respectively. Cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Available-for-sale securities consist of corporate bonds, commercial paper and government bonds. Short-term available-for-sale securities have maturities of greater than three months but no longer than 365 days as of the balance sheet date. Long-term available-for-sale securities have maturities of 365 days or longer as of the balance sheet date. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been material. We had no outstanding debt as of September 30, 2017.

Approximately $2.5 million and $1.9 million of our cash balance was located in Australia at September 30, 2017 and December 31, 2016, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results of operations.

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

Remediation Plans

While we began to implement a plan to remediate the material weaknesses, we have not completed the implementation of this plan as of September 30, 2017. Accordingly, we continue to have the material weaknesses as of September 30, 2017. We can give no assurance that our current and planned implementation will remediate this deficiency in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our plan to remediate the material weaknesses has included implementing a new accounting software system, adding additional accounting personnel and performing reviews of manual journal entries. We completed the implementation of a new accounting system during the first quarter of 2017 to improve our information systems related controls. We recruited additional finance and accounting personnel to enhance segregation of duties. In addition, we will continue to utilize consultants with technical accounting expertise as needed, and we will establish formal written policies for our accounting function and processes.

Changes in Internal Control over Financial Reporting

Other than the aforementioned remediation actions, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On September 26, 2017, Medical Diagnostic Laboratories, LLC ("MDL") filed a lawsuit for patent infringement against us relating to polypeptides that bind to and inhibit the IL-23 Receptor, specifically PTG-200. We have licensed PTG-200 to Janssen Biotech, Inc. for clinical development. We and Janssen believe we have meritorious defenses and we intend to defend ourselves against the claim. Due to the early stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

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

We have incurred significant operating losses since our inception. Our net loss for the years ended December 31, 2016 and 2015 was approximately $37.2 million and $14.9 million, respectively, and $33.9 million for the nine months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $98.5 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development, including clinical development activities under our exclusive license and collaboration agreement (the “Janssen License and Collaboration Agreement”) with Janssen Biotech, Inc., a Pennsylvania corporation (“Janssen”), and as a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approvals for, our peptide-based product candidates.

We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we do not currently have any product candidates in registration or pivotal clinical trials. If any of our peptide-based product candidates fail in clinical trials or do not gain regulatory approval, or even if approved, fail to achieve market acceptance, we may never become profitable. Furthermore, any revenues generated from the Janssen License and Collaboration Agreement may not be sufficient alone to sustain our operations as there can be no assurance that we will receive any opt-in election fees, development, regulatory, or sales milestone payments, or royalties from Janssen in the future pursuant to the Janssen License and Collaboration Agreement. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

We are an early clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. Our operations to date have been limited to developing our technology, undertaking pre-clinical studies and clinical trials of our pipeline candidates, including pre-clinical studies and clinical trials of PTG-100 and PTG-300 and pre-clinical studies of PTG-200, as well as our proprietary technology platform. We successfully filed a Clinical Trial Notification in Australia to support our completed Phase 1 clinical trial of PTG-100 and ongoing Phase 1 clinical trial of PTG-300. We have successfully filed a U.S. IND application, and regulatory submissions in other countries as well, to support our ongoing global Phase 2B study of PTG-100 in ulcerative colitis (“UC”). As an early clinical-stage company, we have not yet demonstrated an ability to generate revenue or successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields such as biopharmaceutical drug discovery and development. Consequently, the ability to accurately assess our future operating results or business prospects is significantly more limited than if we had a longer operating history or approved products on the market.

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

•
 our ability to obtain, as well as the timeliness of obtaining, additional funding to develop, and potentially manufacture and commercialize our product candidates, including under the Janssen License and Collaboration Agreement;

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

Our operations have consumed substantial amounts of cash since inception. We conducted a Phase 1 clinical trial of PTG-100 in healthy volunteers, we have initiated a global Phase 2B clinical trial of PTG-100 in patients with moderate-to-severe UC, we have initiated a Phase 1 clinical study of PTG-300 in normal healthy volunteers, and we are preparing to initiate a Phase 1 clinical study of PTG-200 in the fourth quarter of 2017. Developing pharmaceutical product candidates, including conducting pre-clinical studies and clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration (“FDA”) or any foreign regulatory agency, such as the European Medicines Agency (“EMA”), requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of PTG-100, PTG-200, PTG-300 or any of our other product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect, and any delay resulting from such further or repeat studies or trials could also result in the need for additional financing.

Further, in the event our Janssen License and Collaboration Agreement is terminated, we may not receive any development fees, milestone payments, or royalties under the Janssen License and Collaboration Agreement, and we would be required to fund all clinical development, manufacturing, and commercial activities for PTG-200, which would require us to raise additional capital or establish alternative collaborations with third-party collaboration partners, which may not be possible.

As of September 30, 2017, we had cash, cash equivalents and available-for-sale securities of $104.9 million. Based upon our current operating plan and expected expenditures, we believe that our existing cash, cash equivalents, and available-for-sale securities will be sufficient to fund our operations for at least the next 12 months. Our existing capital resources will not be sufficient to enable us to initiate any pivotal clinical trials. Accordingly, we expect that we will need to raise substantial additional funds in the future in order to complete clinical development or commercialize any of our product candidates. Our funding requirements and the timing of our need for additional capital are subject to change based on a number of factors, including:

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

•
the achievement of development, regulatory, and sales milestones resulting in the payment to us from Janssen under the Janssen License and Collaboration Agreement and the timing of receipt of such payments, if any;

•	changes or delays in our and/or Janssen’s development plans for PTG-200;

•	the costs of preparing to manufacture PTG-100, PTG-200 or PTG-300 on a scale sufficient to enable large-scale clinical trials and commercial supply;

•	the timing and cost of transitioning our product formulations into the formulations we intend to use in registration trials and commercialize;

•	the costs of commercialization activities if PTG-100, PTG-300 or any future product candidate is approved, including the formation of a sales force;

•	Janssen’s ability to successfully market and sell PTG-200, upon regulatory approval and clearance, in the United States and other countries;

•	the timing, receipt and amount of royalties under the Janssen License and Collaboration Agreement on worldwide net sales of PTG-200, upon regulatory approval and clearance, if any;

•	the sales price and availability of adequate third-party reimbursement for our product candidates that may receive regulatory approval, if any;

•	the degree and rate of market acceptance of any products launched by us or our partners;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our need and ability to hire and retain additional personnel;

•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and

•	the emergence of competing technologies or other adverse market developments.

If our existing capital resources, future interest income, upfront payment and potential opt-in election fees, milestone payments, and royalties under the Janssen License and Collaboration Agreement are insufficient to meet future capital requirements, and if we are unable to obtain additional funding from equity offerings or debt financings, including on a timely basis, we may be required to:

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

We may seek additional funding through a combination of equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity securities, including any sale of up to $25.0 million worth of shares of our common stock pursuant to our Sales Agreement with Cantor Fitzgerald & Co. (the "Sales Agreement"), or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness and/or the issuance of certain equity securities could result in fixed payment obligations and could also result in certain additional restrictive covenants, such as limitations on our ability to incur debt and/or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations and/or licensing arrangements in order to raise capital, we may be required to accept unfavorable terms, including relinquishing or licensing to a third party on unfavorable terms our rights to our proprietary technology platform or peptide-based product candidates that we otherwise would seek to develop or commercialize ourselves or potentially reserve for future potential arrangements when we might be able to achieve more favorable terms.

Risks Related to Our Business and Industry

We are heavily dependent on the success of our lead product candidates, PTG-100 and PTG-300, which are in early-stage clinical development, and PTG-200, which is in pre-clinical development, and if any of these products fail to receive regulatory approval or are not successfully commercialized, our business would be adversely affected.

We currently have no product candidates that are in registration or pivotal clinical trials or are approved for commercial sale, and we may never be able to develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our lead product candidates, PTG-100 and PTG-200 targeting inflammatory bowel disease (“IBD”) and PTG-300 which targets chronic iron overload disorders and ineffective erythropoiesis, and the development of other product candidates. We cannot be certain that PTG-100, PTG-200, PTG-300 or any other product candidates will receive regulatory approval or, if approved, be successfully commercialized. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of PTG-100, PTG-200, and PTG-300 will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, each of which has differing regulations. In addition, even if approved, our pricing and reimbursement will be subject to further review and discussions with payors. We are not permitted to market any product candidate in the United States until after approval of a new drug application (“NDA”) from the FDA, or in any foreign countries until after approval of a marketing application by corresponding regulatory authorities. We completed a Phase 1 clinical trial for PTG-100 in June 2016 and have initiated a global Phase 2B clinical trial of PTG-100 in patients with moderate to severe UC. We also initiated a Phase 1 clinical trial for

PTG-300 in May 2017. We anticipate initiating a Phase 1 clinical trial of PTG-200 in the fourth quarter of 2017. We will need to conduct larger, more extensive clinical trials in the target patient population to support a potential application for regulatory approval by the FDA or corresponding regulatory authorities, and we do not expect to be in a position to do so for the near term. We may not receive any preferential or expedited review of any application for regulatory approval by virtue of the fact that our product candidates target biological pathways that are also targeted by currently marketed injectable antibody drugs, and our product candidates will be subject to the regulatory review processes applicable to completely new drugs.

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

Our peptide-based product candidates will require additional research, clinical development, manufacturing activities, regulatory approval in multiple jurisdictions (if regulatory approval can be obtained at all), securing sources of commercial manufacturing supply and building of or partnering with a commercial organization. We cannot assure you that our clinical trials for PTG-100 or PTG-300 or our planned clinical trials for PTG-200 will be initiated or completed in a timely manner or successfully, or at all. Further we cannot be certain that we plan to advance any other peptide-based product candidates into clinical trials. Moreover, any delay or setback in the development of any product candidate, in particular PTG-100, PTG-200, or PTG-300, would be expected to adversely affect our business and cause our stock price to fall.

If Janssen does not elect to continue the development of PTG-200 through an Opt-In Election, our business and business prospects would be significantly harmed.*

Under the terms of the Janssen Collaboration License and Agreement, Janssen is not obligated to make any additional payments to us as we have already received the upfront payment that was due in the third quarter of 2017 pursuant to the terms of the Janssen License and Collaboration Agreement, until such time as it affirmatively elects to continue to advance the development of PTG-200 (the “First Opt-In Election”) within a period of time following completion date of the Phase 1 studies and the Phase 2A portion of the CD Phase 2 clinical trial and any related activities set forth in a clinical development plan (“Phase 2A Activities”). The timing of Janssen’s First Opt-In Election and whether Janssen elects to continue further clinical development of PTG-200 also affects the timing and availability of potential future milestone and royalty payments, if any. If the Phase 1 clinical trial or Phase 2 activities are terminated early, suspended for an extended period of time, or are otherwise unsuccessful, Janssen may determine not to elect to continue further clinical development of PTG-200, in which case, the Janssen License and Collaboration Agreement would terminate and our business and business prospects would be materially adversely affected.

There may be disagreements between Janssen and Protagonist during the term of the Janssen License and Collaboration Agreement, and if they are not settled amicably or in the favor of Protagonist, the result may harm our business.*

We are subject to the risk of possible disagreements with Janssen, including those regarding the development, manufacture, and commercialization of PTG-200, interpretation of the Janssen License and Collaboration Agreement, and ownership of proprietary rights. In addition, in certain circumstances, we may believe that a particular milestone has been achieved and Janssen may disagree with our belief. In that case, receipt of that milestone payment may be delayed or may never be received, which would adversely affect our financial condition and may require us to adjust our operating plans.

The joint governance structure contemplated by the Janssen License and Collaboration Agreement will cease to have decision-making authority once the development term ends, which will preclude our ability to participate in any further decision-making for PTG-200. Reliance on a joint governance structure also subjects us to the risk that changes in key management personnel who are members of the various joint committees may materially and adversely affect the functioning of these committees, which could significantly delay or preclude PTG-200 development and/or commercialization. As a result of possible disagreements with Janssen, we also may become involved in litigation or arbitration, which would be time-consuming for our management and employees and expensive.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. The results of pre-clinical studies and early clinical trials of our product candidates and studies and trials of other products may not be predictive of the results of later-stage clinical trials. In addition to our planned pre-clinical studies and clinical trials, we expect to have to complete at least two large scale, well-controlled clinical trials to demonstrate substantial evidence of efficacy and safety for each product candidate we intend to commercialize. Further, given the patient populations for which we are developing therapeutics, we expect to have to evaluate long-term exposure to establish the safety of our therapeutics in a chronic dose setting. We have only recently initiated a Phase 2 clinical trial and have never conducted a Phase 3 clinical trial or submitted an NDA, and as a result, we have no history or track-record to rely on when entering these phases of the development cycle. For example, the results generated to date in pre-clinical studies and the Phase 1 clinical trial for PTG-100 do not ensure that the current Phase 2 clinical trial or later clinical trials will have similar results or be successful. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. Clinical trial failures may result from a multitude of factors including, but not limited to, flaws in trial design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety and/or efficacy traits of the product candidate. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or pre-clinical studies.

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

As part of our strategy to mitigate clinical development risk for PTG-100 and PTG 200, we seek to develop peptide-based product candidates against validated biological targets and pathways that have been targeted by approved or later stage products in development. While we utilize pre-clinical in vivo and in vitro models as well as clinical biomarkers to assess potential safety and efficacy early in the candidate selection and development process, this strategy necessarily relies upon clinical data and other results obtained by third parties that may ultimately prove to be inaccurate or unreliable or otherwise not applicable to the indications in which we develop our peptide-based product candidates. We will have to conduct clinical trials to show the safety and efficacy of our peptide-based product candidates against the identified biological targets and pathways to show that our peptide-based product candidates can address the identified mechanism of action shown by these third party results. For example, PTG-100 is an α4ß7 integrin antagonist that targets the same target as the currently marketed injectable antibody drug, Entyvio®, approved for treatment in UC and CD, and PTG-200 targets the IL-23 biological pathway, which is a pathway targeted by the currently marketed injectable antibody drug, Stelara®, approved for treatment of psoriasis, psoriatic arthritis, and CD. If our interpretation of the third party clinical data and results from molecules directed against the same biological target or pathway or our pre-clinical in vivo and in vitro models prove inaccurate or our assumptions and conclusions about the applicability of our peptide-based product candidates against the same biological targets or pathways are incorrect or inaccurate, then our development efforts may prove unsuccessful or longer and more extensive and our research and development strategy and business and operations could be significantly harmed.

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

If there are any safety or efficacy results that cause the benefit-risk profile of PTG-200 to become unacceptable, the clinical development of PTG-200 would be delayed or halted, and as a result, Janssen may terminate the Janssen License and Collaboration Agreement, which would severely and adversely affect our business prospects, and may cause us to cease operations.*

PTG-200 may prove to have undesirable or unintended side effects or other characteristics adversely affecting its safety, efficacy or cost effectiveness that could prevent or limit its approval for marketing and successful commercial use, or that could delay or prevent the commencement and/or completion of clinical trials for PTG-200. If regulatory submissions requesting approval to market PTG-200 are submitted, after reviewing the data in such submissions, the FDA and regulatory agencies in other countries may conclude that the overall benefit-risk profile of PTG-200 treatment is unacceptable, and the clinical development of PTG-200 would be delayed or halted. Any of these events would severely harm our business and prospects.

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

The occurrence of any of these events may cause Janssen to abandon their development of PTG-200 entirely and terminate the Janssen License and Collaboration Agreement. Any termination of the Janssen License and Collaboration Agreement by Janssen would have a material adverse effect on our results of operations, financial condition, business prospects and the future of PTG-200.

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

We face a variety of manufacturing risks and rely on third parties to manufacture our drug substance and clinical drug product and we intend to rely on third parties to produce commercial supplies of any approved peptide-based product candidate.

Our clinical trials must be conducted with product manufactured under current good manufacturing practices and for Europe and other major countries, International Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use (“ICH”) guidelines, and we rely on contract manufactures to manufacture and provide product for us that meet these requirements. We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our pre-clinical and clinical drug supplies and we lack the resources and the capability to manufacture any of our peptide-based product candidates on a clinical or commercial scale. We expect to continue to depend on contract manufacturers for the foreseeable future. In particular, as we proceed with the development and potential commercialization of PTG-100, we will need to increase the scale at which the drug is manufactured which will require the development of new manufacturing processes to potentially reduce the cost of goods. We will rely on our internal process research and development efforts and those of contract manufacturers to develop the GMP manufacturing processes required for cost-effective and large scale production. If these efforts are not successful in developing cost-effective processes and if the contract manufacturers are not successful in converting it to commercial scale manufacturing, then our development and/or commercialization of PTG-100 could be materially adversely affected. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Moreover, our contract manufacturers are the sole source of supply for our clinical product candidates, including PTG-100. If we were to experience an unexpected loss of supply for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or termination of our clinical study and planned development program, or be required to restart or repeat, any ongoing clinical trials.

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

We may fail to obtain orphan drug designations from the FDA for our product candidates, as applicable, and even if we obtain such designations, we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.*

Our strategy includes filing for orphan drug designation where available for our product candidates. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

We have not obtained orphan designation for any product candidates to date, although we believe some of the potential indications of our product candidates could qualify for orphan drug designation and the related benefits if approved for that indication. In March 2017, we filed a U.S. orphan drug application for PTG-300 for the treatment of patients with beta-thalassemia. In July 2017, we received a letter from the FDA stating that they could not grant the orphan designation at the current time and requested additional information to support the orphan designation. We plan to obtain clarity from the FDA and respond to the request for additional information within the 1 year time period provided by the FDA. Additionally, if PTG-100 or PTG-200 is developed for the treatment of pouchitis, pediatric IBD or an alternate orphan indication, we may plan to file for orphan drug designation with respect to such indication. Even if we obtain such designations, we may not be the first to obtain regulatory approval of a product candidate for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the orphan-designated disease or condition. Further, even if we obtain orphan drug designation exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may receive and be approved for the same condition, and only the first applicant to receive approval will receive the benefits of marketing exclusivity. Even after an orphan-designated product is approved, the FDA can subsequently approve a later drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our product candidates, we may never receive such designations.

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

Other than our Janssen License and Collaboration Agreement, we have no current collaborations for any of our product candidates. Even if we are able to establish other collaboration arrangements, any such collaboration, including the Janssen License and Collaboration Agreement, may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and growth prospects. While we currently plan to enter into collaborations that are limited to certain identified territories, there can be no assurance that we would maintain significant rights or control of future development and commercialization of such product candidate. Accordingly, if we collaborate with a third party for development and commercialization of a product candidate, we may relinquish some or all of the control over the future success of that product candidate to the third party, and that partner may not devote sufficient resources to the development or commercialization of our product candidate or may otherwise fail in development or commercialization efforts, in which event the development and commercialization of the product candidate in the collaboration could be delayed or terminated and our business could be substantially harmed. In addition, the terms of any potential collaboration or other arrangement that we may establish may not be favorable to us or may not be perceived as favorable, which may negatively impact the price of our common stock. In some cases, we may be responsible for continuing development of a product candidate or research program under a collaboration, and the payments we receive from our partner may be insufficient to cover the cost of this development or may result in a dispute between the parties. Moreover, collaborations and sales and marketing arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain, which may be detrimental to the development of our other product candidates.

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

We believe our principal competition in the treatment of IBD is from companies with approved agents in the following therapeutic classes, among others:

•	Infused α4ß7 antibody: Takeda Pharmaceutical Company

•	Infused IL-23 and IL-12 antibody: Johnson & Johnson

•	Injectable or infused anti-TNFα therapy: AbbVie, Johnson & Johnson, Amgen, Pfizer, UCB S.A., Boehringer Ingelheim, Merck

We are also aware of several companies developing therapeutic product candidates for the treatment of IBD, including, but not limited to AbbVie, Allergan, Atlantic Healthcare Plc, Aprogen (biosimilar TNF-α antibody in Phase 3) Arena Pharmaceuticals, Inc., AstraZeneca, Biogen, Boehringer Ingelheim (adalimumab biosimilar in Pre-Registration), Bristol-Myers Squibb, Celgene (mongersen sodium and ozanimod hydrochloride in Phase 3 clinical trials), Eli Lilly and Company, Galapagos/Gilead (filgotinib in Phase 3), Lycera Corp., Mitsubishi Tanabe Pharma Corporation, Pfizer (tofacitinib citrate in Pre-Registration), Roche/Genentech (etrolizumab in Phase 3), Samsung Bioepis (adalimumab biosimilar in Pre-Registration), Sandoz (adalimumab biosimilar in Phase 3), Shire, and UCB S.A.

We believe our principal competition in the treatment of chronic iron overload disorders, such as ß-Thalassemia, Myelodysplastic Syndromes, HH and SCD, will come from other pipeline products being developed by companies such as Acceleron (luspatercept in Phase 3), bluebird bio (LentiGlobin in Phase 3), Bristol-Myers Squibb, Emmaus Medical (glutamine in pre-registration), Gilead, Global Blood Therapeutics, Inc., La Jolla Pharmaceutical and Novartis AG, among others. We believe competition will also include approved iron chelation therapies that have been developed by Novartis AG and Apotex, among others.

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

We have not yet negotiated our agreement with Janssen specifying all of the terms of our Co-Detailing Option and would need to develop our own internal sales force.*

Pursuant to the Janssen License and Collaboration Agreement, we have a co-detailing option, which, if PTG-200 is approved for commercial sale, allows us to elect to provide up to 30% of the PTG-200 selling effort in the United States with sales force personnel (the “Co-Detailing Option”). While the Janssen License and Collaboration Agreement includes the material terms of our Co-Detailing Option, Janssen and we mutually agreed to negotiate a separate agreement specifying the detailed activities and responsibilities in respect of the marketing and co-promotion of PTG-200 following our election to exercise our Co-Detailing Option. We will need to negotiate this separate agreement with Janssen and, as a result, Janssen may place restrictions or additional obligations on us, including financial obligations. Any restrictions or additional obligations may restrict our co-detailing activities or involve more significant financial or other obligations than we currently anticipate. In addition, we have no sales experience as a company. There are risks involved with establishing our own sales force capabilities. Developing an internal sales force and function will require substantial expenditures and will be time-consuming, may expose us to unforeseen costs and expenses, and we may not be able to effectively recruit, train or retain sales personnel. Accordingly, we may be unable to establish our own sales force which could effectively preclude our ability to take any advantage of participating in co-detailing PTG-200 in the United States. In addition, any sales force we establish may not be effective, or may be less effective than the any sales force that Janssen utilizes to promote PTG-200. In such event, the commercialization of PTG-200 may be adversely affected, which could materially and adversely affect any sales milestone payments or royalties we may receive under the Janssen License and Collaboration Agreement.

We currently have no marketing and sales organization. To the extent any of our peptide-based product candidates for which we maintain commercial rights is approved for marketing, if we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our peptide-based product candidates, we may not be able to effectively market and sell any peptide-based product candidates, or generate product revenue.*

We currently do not have a marketing or sales organization for the marketing, sales and distribution of pharmaceutical products. In order to commercialize any peptide-based product candidates that receive marketing approval, we would have to build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In the event of successful development of any of our product candidates, we may elect to build a targeted specialty sales force which will be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. With respect to our peptide-based product candidates, we may choose to partner with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, and in the case of the Janssen License and Collaboration Agreement, we may elect to exercise our Co-Detailing Option, which would require us to establish a U.S. sales team. If we are unable to enter into collaborations with third parties for the commercialization of approved products, if any, on acceptable terms or at all, or if any such partner does not devote sufficient resources to the commercialization of our product or otherwise fails in commercialization efforts, we may not be able to successfully commercialize any of our peptide-based product candidates that receive regulatory approval. If we are not successful in commercializing our peptide-based product candidates, either on our own or through collaborations with one or more third parties, our future revenue will be materially and adversely impacted.

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

Because we have limited financial and managerial resources, we have focused on research programs and product candidates on the discovery and development of PTG-100 and PTG-200, GI-restricted drugs that target the same biological pathways as currently marketed injectable antibody drugs for the treatment of IBD and the development of PTG-300 for ineffective erythropoiesis in iron-overload disorders. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration partnerships, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If, and to the extent that, Janssen or we are unable to comply with these regulations, our ability to earn potential royalties from worldwide net sales of PTG-200 would be materially and adversely impacted. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. The imposition of any of these penalties or other commercial limitations could negatively impact our collaboration with Janssen or cause Janssen to terminate the Janssen License and Collaboration Agreement, either of which would materially and adversely affect our business, financial condition and results of operations.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical and regulatory personnel. We are highly dependent on our existing senior management team, especially Dinesh V. Patel, Ph.D., our President and Chief Executive Officer, David Y. Liu, Ph.D., our Chief Scientific Officer and Head of Research and Development, Richard S. Shames, M.D., our Chief Medical Officer, and Tom O’Neil, our Chief Financial Officer. In order to induce valuable employees to continue their employment with us, we have provided stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to maintain retention incentives or counteract more lucrative offers from other companies. All of our employees may terminate their employment with us at any time, with or without notice. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements would harm our research and development efforts, our collaboration efforts, as well as our business, financial condition and prospects. Our success also depends on our ability to continue to attract, retain and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing and management training and skills.

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

As of September 30, 2017, we had 49 full-time employees, including 39 employees engaged in research and development. As our development and commercialization plans and strategies develop and operate as a public company, we expect to need additional managerial, operational, scientific, sales, marketing, development, regulatory, manufacturing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

If we initiate legal proceedings against a third party to enforce a patent covering our product candidates or technologies, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter parties review, post grant review, and equivalent proceedings in foreign jurisdictions, such as opposition or derivation proceedings. Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover and protect our product candidates or technologies. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our patent counsel, and the patent examiner were unaware of during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

An adverse outcome in a patent dispute could severely harm our collaboration with Janssen or cause Janssen to terminate the Janssen License and Collaboration Agreement. Additionally, if patent protection is not available on any patents we have licensed to Janssen in one or more countries, our potential royalties obtained in those countries from Janssen may be non-existent or lower than we currently expect and could be reduced in accordance to the terms of the Janssen License and Collaboration Agreement.

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

On September 16, 2011, the Leahy-Smith America Invents Act (“Leahy-Smith Act”) was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The PTO has developed regulations and procedures to govern administration of the Leahy-Smith Act, but many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, did not become effective until March 2013, 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

We may also be subject to claims that former employees, collaborators or other third parties have an ownership interest in our issued patents, any patents issued as a result of our pending or future applications or other intellectual property. For example, we work with third-party contractors in formulating and manufacturing our product candidates. While we believe we have all rights to any intellectual property related to our product candidates, a third party-contractor may claim they have ownership rights. We have had in the past, and we may also have in the future, ownership disputes arising, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates and technologies. For example, some of our consultants are employees of the University of Queensland. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. On September 26, 2017, Medical Diagnostic Laboratories, LLC (“MDL”) filed a lawsuit for patent infringement against us relating to polypeptides that bind to and inhibit the IL-23 Receptor, specifically PTG-200. We have licensed PTG-200 to Janssen Pharmaceuticals for clinical developments. Protagonist and Janssen believe we have meritorious defenses and we intend to defend ourselves against the claim. Due to the early stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may be enjoined from marketing PTG-200 and other IL-23 inhibitor compounds. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

Neither we nor our independent registered public accounting firm has performed or was required to perform an evaluation of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We have taken steps to remediate the material weaknesses, including increasing the depth and experience within our accounting and finance organization, and implemented an approval process related to manual journal entries and the related supporting journal entry calculations. In addition, we are continuing to work on designing and implementing additional improved processes and internal controls. While we intend to implement a plan to remediate the material weaknesses, we have not completed the implementation of this plan as of September 30, 2017. Accordingly, we continue to have the material weaknesses as of September 30, 2017. We can give no assurance that our current and planned implementation will remediate this deficiency in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal controls over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. At September 30, 2017, we had outstanding a total of 16,944,103 shares of common stock, notwithstanding any potential exercises of outstanding options and issuance of shares under the employee stock purchase plan.

If additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Any sales of securities by our stockholders could have an adverse effect on the trading price of our common stock. In addition, in the future we may issue common stock or other securities, including any sale of up to $25.0 million worth of shares of our common stock pursuant to our Sales Agreement, if we need to raise additional capital. The number of shares of our new common stock issued in connection with raising additional capital could constitute a material portion of our then outstanding common stock.

If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, including any sale of up to $25.0 million worth of shares of our common stock pursuant to our Sales Agreement, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

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

Any changes to existing accounting pronouncements or taxation rules or practices may cause adverse fluctuations in our reported results of operations or affect how we conduct our business.
A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements, taxation rules and varying interpretations of accounting pronouncements or taxation rules have occurred in the past and may occur in the future. The change to existing rules, future changes, if any, or the need for us to modify a current tax or accounting position may adversely affect our reported financial results or the way we conduct our business.

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

Sale of Unregistered Securities

None.

Use of Proceeds from our Public Offering of Common Stock

On August 16, 2016, the Company closed its initial public offering ("IPO") and issued and sold 7,500,000 shares of its common stock at an initial offering price of $12.00 per share (File Nos. 333-212476 and 333-213071). The Company received an aggregate of $83.6 million in cash, net of underwriting discounts and commissions, after deducting offering costs. In addition, at the closing of the IPO, all outstanding shares of the redeemable convertible preferred stock converted into 8,577,571 shares of common stock. In September 2016, the Company issued and sold an additional 252,972 shares of its common stock at a price of $12.00 per share following the underwriters’ exercise of their option to purchase additional shares.

Leerink Partners LLC, Barclays Capital Inc. and BMO Capital Markets Corp. acted as the underwriters. Shares of the Company's common stock began trading on the NASDAQ Global Market on August 11, 2016. The shares were registered under the Securities Act on registration statements on Form S-1 (File Nos. 333-212476 and 333-213071). There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on August 10, 2016.

Repurchases of Shares or of Company Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-3785237852	3.1	8/16/2016
3.2	Amended and Restated Bylaws	S-1/A	333-212476	3.2	8/1/2016
4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	333-212476	4.1	8/1/2016
4.2	Amended and Restated Investor Rights Agreement, by and among Protagonist Therapeutics, Inc. and the stockholders named therein, dated July 10, 2015.	S-1/A	333-212476	4.2	8/1/2016
10.1	Lease, dated March 6, 2017, by and between the Registrant and BMR-Pacific Research Center LP.	10-K	001-37852	10.9	3/7/2017
10.2†	Exclusive License and Collaboration Agreement, dated May 26, 2017, by and between the Registrant and Janssen Biotech, Inc.	8-K/A	001-37852	10.1	7/31/2017
10.3	Sales Agreement, dated September 1, 2017, by and between Protagonist Therapeutics, Inc. and Cantor Fitzgerald & Co.	S-3	333-220314	1.2	9/1/2017
31.1+	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

PROTAGONIST THERAPEUTICS, INC.

Date:	November 7, 2017	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 7, 2017	By:	/s/ Thomas P. O’Neil
Thomas P. O’Neil
Chief Financial Officer
(Principal Financial and Accounting Officer)