Form 10-K
period 2017-12-31
Protagonist Therapeutics, Inc
filed 2018-03-07
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001‑37852

PROTAGONIST THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0505495
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7700 Gateway Boulevard, Suite 140 Newark, California 94560	(510) 474-0170
(Address, including zip code, of registrant’s principal executive offices)	(Telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.00001 par value	The Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K.   Yes  ☐    No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   Yes ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act of 1934).   Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $109.6 million as of June 30, 2017, based upon the closing sale price on The Nasdaq Global Market reported on June 30, 2017. Excludes an aggregate of 7,209,737 shares of the registrant’s common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2017, the registrant assumed that a stockholder was an affiliate of the registrant at June 30, 2017 if such stockholder (i) beneficially owned 10% or more of the registrant’s common stock, as determined based on public filings and/or (ii) was an executive officer or director or was affiliated with an executive officer or director of the registrant at June 30, 2017. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

There were 21,103,775 shares of registrant’s Common Stock, par value $0.00001 per share, outstanding as of February 28, 2018.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders, to be filed subsequent to the date hereof with the Securities and Exchange Commission (SEC), are incorporated by reference into Part III of this report. Such proxy statement will be filed with the SEC not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

PROTAGONIST THERAPEUTICS, INC.

2017 FORM 10‑K ANNUAL REPORT

PART I

Statements made in this Annual Report on Form 10‑K contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in “Item 1A. Risk Factors” and elsewhere in this Annual Report. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Item 1.Business.

We are a clinical-stage biopharmaceutical company with a proprietary technology platform that enables the discovery and development of novel constrained peptide-based drug candidates that address significant unmet medical needs.  Our product candidates are designed to affect critical steps in the biological pathways of particular diseases, for example, by blocking protein-protein interactions (“PPI’s”).  We believe our peptide-based approach has advantages over alternative approaches such as small molecules and antibodies.    Two of our clinical stage product candidates, PTG-100 and PTG-200, are potential first-in-class oral drugs that block biological pathways currently targeted by marketed injectable antibody drugs and offer targeted delivery to the gastrointestinal (“GI”) tissue compartment. We believe that, as compared to antibody drugs, these product candidates have the potential to provide improved safety due to minimal exposure in the blood, increased convenience and compliance due to oral delivery, and the opportunity for the earlier introduction of targeted therapy.  As a result, if approved, they may transform the existing treatment paradigm for inflammatory bowel disease (“IBD”), a GI disease consisting primarily of ulcerative colitis (“UC”), and Crohn’s disease (“CD”).  Our third clinical stage product candidate, PTG-300, mimics the effect of the hormone hepcidin and has the potential to treat the anemia caused by certain rare blood disorders.

Peptide therapeutics represent a substantial and growing therapeutic class with more than 60 U.S. Food and Drug Administration (“FDA”) approved drugs. Our platform enables us to discover novel, structurally constrained peptides that retain certain key advantages of both oral small molecules and injectable antibody drugs, while overcoming many of their limitations as therapeutic agents. Constrained peptides are rigid, well-folded structures typically formed by disulfide bonds that alleviate the fundamental instability inherent in traditional peptides, which cannot be delivered orally. Further, these constrained peptides are designed to bind to biological targets, including PPI targets, which are typically approached by antibodies since small molecules cannot bind effectively to these targets. It is estimated that up to 80% of all potential disease targets are not amenable to drug development by small molecules and have therefore traditionally been approached by injectable antibody drugs.

PTG-100, a potential first-in-class oral, alpha-4-beta-7 (“α4β7”) integrin antagonist, is currently in a global Phase 2b clinical trial for the treatment of moderate-to-severe UC that is anticipated to randomize approximately 240 patients at approximately 100 clinical sites. We anticipate conducting an interim futility analysis in the first quarter of 2018 and reporting top-line results in the fourth quarter of 2018. If this trial is successful, we anticipate conducting end-of-Phase 2 meetings with global health authorities and initiating pivotal clinical development programs in both UC and CD in 2019.

We also anticipate developing PTG-100 for the treatment of chronic pouchitis, a GI condition that occurs in many post-surgical IBD patients. We have completed a pre-Investigational New Drug (“IND”) meeting with the FDA regarding the development pathway for PTG-100 in this indication and anticipate proceeding with clinical development activities pending a successful outcome of the Phase 2b futility analysis.

PTG-200 is a potential first-in-class oral Interleukin-23 receptor (“IL-23R”) antagonist for the treatment of IBD. It is currently in a Phase 1 healthy volunteer clinical study that was initiated in the fourth quarter of 2017. We have entered into a worldwide license and collaboration agreement with Janssen Biotech, Inc. (“Janssen”), a Johnson and Johnson company, to co-develop and co-detail PTG-200 for all indications, including IBD. See “Item 7. Management’s Discussion and Analysis – Overview” and Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

Our novel peptides have potential applicability in a wide range of therapeutic areas in addition to GI diseases.  Our third product candidate, PTG-300, is a mimic of the hormone hepcidin that we are developing for the treatment of anemia in certain rare blood disorders, with an initial focus on beta-thalassemia. In the fourth quarter of 2017, we completed a successful Phase 1 study of PTG-300 in healthy volunteers which established pharmaceutical proof of concept. In 2018, we anticipate filing an IND in the United States and related clinical trial applications outside the United States and initiating a Phase 2 study of PTG-300 in patients with beta-thalassemia. PTG-300 has received an orphan drug designation from the FDA for the treatment of beta-thalassemia.

In addition, we continue to use our peptide technology platform to discover product candidates against targets in disease areas with significant unmet medical needs. In 2018, we anticipate initiating IND-enabling studies for a fourth product candidate, an oral peptide targeting a GI condition other than IBD.

Our Product Candidates

PTG‑100

PTG‑100 has the potential to be a first in class oral, α4β7 antagonist for the treatment of IBD. The α4β7 integrin is one of the most GI-specific biological targets for IBD. It is a cell surface protein present on T cells that plays an important role in the trafficking of T cells to the GI tissue compartment by binding to MAdCAM‑1, an extracellular protein that resides mostly in the GI vasculature.

We are leveraging several factors to inform and guide the clinical development of PTG‑100 for the treatment of IBD. First, PTG‑100 shares the same α4β7 integrin target as the injectable antibody drug vedolizumab, marketed as Entyvio®, for the treatment of moderate-to-severe UC and CD. Second, we utilized pharmacodynamic (“PD”) biomarker assays similar to those described in scientific publications as used with Entyvio® and other antibodies as indicators of target engagement to establish proof-of-concept (“POC”) in our Phase 1 clinical trial with PTG‑100. These PD data include dose dependent increases in receptor occupancy and decreases in receptor expression. We believe that we can utilize published information describing the development and regulatory path of Entyvio® and other approved antibody drugs for IBD to help inform the design of our clinical development studies.

We have completed extensive pre-clinical studies of PTG‑100 in which we established pharmacological POC, including effects on T cell trafficking and mucosal healing similar to the comparator α4β7 rodent antibody, DATK‑32. Following the submission and approval of a Clinical Trial Notification (“CTN”) in Australia in December 2015, we initiated a Phase 1 clinical trial, comprised of single ascending dose (“SAD”) and multiple ascending dose (“MAD”) components, each of which evaluated safety, pharmacokinetics (“PK”), and PD-based POC in healthy subjects. The Phase 1 clinical trial was completed in June 2016. Dose escalation proceeded up to 1,000 mg in both single and multiple dosing. There were no serious adverse events reported in the trial, and no dose-limiting toxicities were observed. All reported adverse events were of mild to moderate severity. There were no dose-dependent increases observed for any adverse events. The most frequent adverse events reported by subjects on PTG‑100 were headache and upper respiratory tract infection. These events were also observed in subjects who received placebo.

We initiated a global Phase 2b randomized, double-blinded, placebo-controlled dose-finding clinical trial in the fourth quarter of 2016 to assess the safety and efficacy of PTG‑100 in moderate-to-severe UC patients. We anticipate that the trial will enroll approximately 240 subjects at approximately 100 sites in the United States, Canada, Europe (Western, Central, and Eastern), Asia, Australia, and New Zealand. The primary objectives of our Phase 2b clinical trial are to evaluate the safety and tolerability of PTG‑100 and its efficacy in the induction of remission in subjects with moderate-to-severe UC. Secondary objectives are to select PTG‑100 induction doses for continued development, to characterize PTG‑100 plasma concentrations and pharmacodynamic responses, and to evaluate any immunogenicity over 12 weeks. The trial will include subjects who have had prior exposure to tumor necrosis factor-alpha (“TNF‑α”) inhibitors and subjects who have not been treated with biologics. Subjects will be randomized to one of four dose arms (150mg/300mg/900mg PTG‑100 or placebo) for 12 weeks of once-daily oral dosing, followed by four weeks of safety follow-up. An interim futility analysis is expected to be performed in the first quarter of 2018, and if futility criteria are not met, one or two PTG‑100 doses will be selected for continued randomization of the remaining subjects. We expect to complete the study and report top-line data in the fourth quarter of 2018. We expect that this trial will support end-of-Phase 2 meetings with global health authorities and enable the initiation of a Phase 3 pivotal program.

The primary endpoints are consistent with those used in the clinical development of previously approved drugs for UC. The trial is statistically powered to detect a clinically meaningful difference in induction of remission in subjects with moderate-to-severe UC who are treated with PTG‑100 compared to placebo. The evaluation of clinical remission is based on the Mayo Score, which is a well-established composite assessment that utilizes patient-reported outcomes and endoscopic improvement. Secondary efficacy endpoints will include endoscopic response, clinical response, endoscopic remission, change in endoscopic subscore, change in stool frequency and rectal bleeding subscores, change in fecal calprotectin, change in the IBD questionnaire, change in Mayo score and change in partial Mayo score, from baseline to multiple points during the induction period.

We plan to develop PTG‑100 initially for the treatment of moderate-to-severe UC and CD, as well as chronic pouchitis.  Subsequent indications may include mild-to-moderate UC, CD, and pediatric IBD, the latter being an orphan indication.

PTG‑200

Our second oral, GI-restricted peptide product candidate is PTG‑200, a potential first-in-class IL‑23R specific antagonist for the treatment of IBD. Interleukin‑23 (“IL‑23”), a member of the IL‑12 family of pro-inflammatory cytokines, is a protein that regulates inflammatory and immune function and plays a key role in the development of IBD. By blocking the IL‑23 receptor with PTG‑200 in the GI tissue compartment, we expect to reduce inflammation while potentially minimizing the risk of systemic side effects due to its GI-restricted nature. The IL‑23 pathway is targeted by the IL‑12 and IL‑23 antagonist infused antibody drug ustekinumab, marketed as Stelara®, for psoriasis, psoriatic arthritis, and moderate-to-severe CD.

We have completed pre-clinical POC studies and IND-enabling studies for PTG‑200, and we initiated a Phase 1 clinical trial in the fourth quarter of 2017. The Phase 1 study, which is being conducted in Australia, is a randomized, double-blind, placebo-controlled, single and multiple dose-escalation trial in approximately eighty healthy volunteers. Secondary endpoints include the identification of the maximally tolerated dose and the evaluation of pharmacokinetic parameters.

We have a worldwide license and collaboration agreement with Janssen to co-develop and co-detail PTG-200 for all indications as described in Item 7. “Management’s Discussion and Analysis – Overview” and Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. We and Janssen currently plan to develop PTG‑200 initially for the treatment of moderate-to-severe CD, potentially followed by UC.

PTG‑300

PTG‑300 is an injectable peptide that mimics the effect of the hormone hepcidin.  We are developing PTG-300 for the treatment the chronic anemia that arises from insufficient red blood cell production, known as ineffective erythropoiesis, in certain rare blood disorders, including beta-thalassemia.  In these diseases, excessive quantities of iron in the bone marrow inhibit the production of red blood cells causing anemia. In healthy individuals, hepcidin regulates iron levels by inhibiting iron absorption from the GI tract and by limiting macrophage release of iron in the bone marrow.  Individuals with beta-thalassemia and MDS often have insufficient hepcidin to maintain appropriate iron levels.  Because of stability issues, complexity of synthesis and solubility limitations, direct hepcidin replacement is not a practical therapeutic approach. We developed PTG‑300 as a stable, soluble, manufacturable hepcidin mimetic that could potentially prevent excessive iron accumulation and iron toxicity with weekly sub-cutaneous injections.

We completed IND-enabling studies during the first half of 2017 and completed a Phase 1 clinical trial during the fourth quarter of 2017. The Phase 1 study demonstrated that PTG-300 induces dose-related reductions in serum iron, which persist beyond 72 hours at higher dose levels. In the study PTG-300 produced dose-dependent increases in blood exposure and was well tolerated, with no serious adverse events or dose-limiting toxicities.

In 2018, we anticipate filing an IND in the United States and related clinical trial applications outside the United States and initiating a Phase 2 study of PTG-300 in patients with beta-thalassemia. PTG-300 has received orphan designation from the FDA for the treatment of beta-thalassemia.

Additional Product Candidates

We are currently researching potential oral and injectable peptide-based product candidates for a range of conditions including, but not restricted to, GI diseases. In 2018, we anticipate initiating IND-enabling studies for a fourth product candidate, an oral peptide targeting a GI condition other than IBD.

The Evolution of Antibody Drugs for Targeted Therapy and Their Limitations

Before FDA approval of antibody drugs, chemically synthesized oral small molecules were the standard-of-care for the treatment of many diseases. However, small molecules are often not capable of affecting the critical processes involved in diseases, for example by blocking protein-protein interactions (“PPIs”) or by mimicking naturally occurring molecules. It is estimated that small molecules cannot be developed as drugs for the treatment of up to 80% of all identified potential disease targets. With the availability of antibody drugs, targeted therapy for many PPI-driven diseases became feasible.

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

•

Injections or infusions are associated with significant patient burden. Antibody drugs are large proteins that are not stable when orally administered. As a consequence, antibody based therapies are administered primarily by injection or infusion into systemic circulation even when the target of the antibody is a specific site in the body. Injections or infusions as a mode of delivery can increase patient burden, including site reactions and systemic hypersensitivity, inconvenience, and needle anxiety and phobia, each of which may negatively affect patient compliance

Our Therapeutics Platform

Our novel peptide therapeutics platform may provide important benefits over existing non-targeted small molecule, injectable antibody, and conventional peptide therapeutics. In addition, our platform represents a major step forward in the evolution of peptides as therapeutics. Most of the more than 60 currently FDA approved peptides have unstructured shapes, leading to chemical and biological stability limitations, which confine their use to injectable drugs. In contrast, our peptide technology platform allows us to identify constrained peptides that can serve as a starting point for discovery and development of selective and potent peptides that may be orally delivered if desired. The well-folded conformation in our constrained peptides is typically derived by disulfide bonds, a structural feature inherent in many naturally occurring peptides.

Our IBD Solution: Oral, GI-Restricted Peptides as Targeted Therapies

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

Overview of Inflammatory Bowel Disease

Inflammatory bowel disease is a group of chronic autoimmune and inflammatory conditions of the colon and small intestine, consisting primarily of UC and CD, and characterized by abdominal pain, diarrhea, weight loss, fatigue and anemia. In UC, inflammation starts in the rectum and generally extends proximally in a continuous manner through the entire colon. In CD, the disease most commonly affects the small intestine and the proximal large intestine. These chronic diseases tend to run in families and they affect males and females equally. Both UC and CD have periods of various intensity and severity, and when a patient is symptomatic, the disease is considered to be in an active or flare stage. Approximately 25% of UC cases occur in persons under the age of 20.

Market Overview

According to the Crohn’s & Colitis Foundation of America, there were an estimated 1.6 million IBD patients in the United States in 2013, an increase of approximately 200,000 patients since 2011. As many as 70,000 new cases of IBD are diagnosed in the United States each year. As of 2008, annual direct treatment costs for patients with IBD in the United States were estimated to exceed $6.3 billion, while indirect costs such as missed work days were estimated to cost an additional $5.5 billion. In 2015, GlobalData estimated that the UC market reached approximately $4.8 billion across seven major markets: the United States, France, Germany, Italy, Spain, the United Kingdom and Japan. By the end of 2025, the UC market is expected to reach $5.5 billion, reflecting a compound annual growth rate of 1.3%. In 2016, GlobalData estimated that the CD market reached approximately $9.2 billion across those same seven major markets. By the end of 2026, the CD market is expected to reach $13.4 billion, representing a compound annual growth rate of 3.8%.

History of IBD Treatments

Non-Targeted Therapies

Sulfasalazine was discovered as the first non-targeted therapy for treatment of UC. Non-targeted therapies continued to evolve, including the introduction of corticosteroids for treatment of moderate UC in the 1950s. Subsequently, the immunosuppressive drug mercaptopurine was identified for UC in the 1960s, azathiopurine was developed in the 1970s, followed by 5‑aminosalicylic acid. While these oral, non-targeted broad-spectrum anti-inflammatory agents and non-specific immunomodulators continue to be part of the IBD treatment paradigm, especially in mild-to-moderate IBD, these drugs are often ineffective, and corticosteroid and oral immunosuppressive drugs may have significant and disabling adverse effects that limit their use.

TNF- α and α4β7 Integrin Targeted Antibody Drugs

Recent advances in molecular biology and genomics ushered in the development of the potent and highly targeted biologic drugs. TNF‑α was identified as a cytokine, a protein involved in cell signaling, that plays an important role in the inflammatory processes associated with IBD. In developing therapies against TNF‑α, small molecule antagonists that directly bind TNF‑α and other PPI targets have yet to be discovered and approved as therapeutics for the treatment of IBD. Thus, monoclonal antibody drugs emerged as a new class of therapeutics that can inhibit TNF‑α activiy. There are currently five TNF‑α antibody drugs (Humira®, Remicade®, Cimzia®, Simponi® and Inflectra® (infliximab biosimilar))

approved for the treatment of UC and/or CD. In 2014, Entyvio®, an intravenously administered antibody that selectively targets the α4β7 integrin, was approved for the treatment of adult patients with moderate-to-severe UC or CD where one or more standard therapies have not resulted in an adequate response. Entyvio® sales were approximately $530 million in 2015 and are projected to peak at approximately $2 billion. In 2016, Stelara®, a subcutaneously administered antibody that targets the IL-23 and IL-12 cytokines, was approved for the treatment of adult patients with moderate to severe active CD wo had failed to respond to, or were intolerant of, standard therapies or a TNF-α antibody.

While antibody drugs have greatly improved the treatment of IBD, they generally serve as the last-line of treatment before surgery due to their potential for severe adverse effects, diminishing efficacy over time, inherent limitations as injectable-based therapies, and high costs of therapy.

The Evolving IBD Treatment Paradigm

Inducing and maintaining clinical remission is the primary goal of treatment for IBD patients. The current treatment paradigm for IBD is considered a “step-up” approach. It involves a sequential “step-up” in treatment to more potent but higher risk therapies according to the level of severity of the patient’s disease. Thus, targeted biologic therapies are generally reserved for patients with moderate-to-severe disease who have failed to respond to non-targeted oral therapies including 5‑ASA agents, corticosteroids and non-specific immunomodulators. As a result, only a portion of IBD patients currently receive a targeted antibody therapy.

For moderate-to-severe IBD patients, physicians may prescribe TNF‑α antibody drugs,  Entyvio®,  or, in the case of CD, Stelara®, to induce and maintain clinical remission. Patients who are transitioned to these targeted antibody drugs may fail to respond to treatment or lose response to some or all of these agents over time and may ultimately require surgery. Approximately 50% to 73% of CD and 65% of UC patients fail to reach remission with TNF‑α antibodies. Furthermore, 30% to 40% of UC patients and approximately 40% of CD patients treated with TNF‑α antibody drugs stop responding to these agents over time (secondary non-responders) at a rate of approximately 10% to 13% per year. Of the CD patients who initially benefit from TNF‑α antibody drugs, 25% to 40% of these patients develop intolerable or serious adverse events or lose their response within the first year of therapy. Currently, a common approach for IBD patients with lack of efficacy or loss of response to TNF‑α antibody drugs is to switch such patients to other TNF‑α antibody drugs. Although this is initially successful in 40% to 60% of patients, there remains a lack of treatment options for patients who lose responses to multiple TNF‑α antibody drugs. Further, patient non-adherence with TNF‑α antibody drugs in IBD has been reported to be between approximately 30% to 45% resulting in a greater need for hospitalization.

We believe the development of new, potent and targeted therapies for IBD with oral delivery may offer more effective treatment options for moderate-to-severe IBD patients.  In addition, many clinicians are already advocating for an earlier introduction of targeted therapeutics in IBD to reduce, replace or delay the use of corticosteroids and non-specific oral immunomodulators. This treatment approach is often referred to as a “top-down” approach as therapeutics that are currently at the top of the “step-up” pyramid are moved down to earlier in the treatment paradigm (see Figure 1). We believe we are well-positioned to be leaders in this shift from “step-up” to “top-down” therapy. Our oral, GI-restricted, and targeted peptide drugs work on the same specific targets as injectable antibody drugs and have the potential to offer improved patient safety, improved compliance and convenience and reduced immunogenicity as compared to antibody drugs. In addition, key opinion leaders are increasingly viewing the a4β7 integrin antagonist Entyvio® as a preferable alternative to TNF‑α blockers for the treatment of IBD due to its improved safety profile. Taken together, we believe that these trends may result in our product candidates, if approved, being used more broadly than antibody drugs in moderate-to-severe IBD patients and potentially being used for the treatment of mild-to-moderate disease.

Figure 1: Transforming the Existing IBD Treatment Paradigm with Oral Targeted Therapy Drugs

PTG‑100: AN ORAL α4β7 INTEGRIN ANTAGONIST

PTG‑100 was discovered through our peptide technology platform and is being developed as a potential first-in-class oral, GI-restricted α4β7 integrin-specific antagonist initially for patients with moderate-to-severe UC.

Mechanism of Action and Rationale

Integrins, such as α4β7, are transmembrane proteins that regulate cellular movement into extravascular tissue and play an important role in modulating the inflammatory reaction in the gut. The α4β7 integrin is expressed on the surface of T cells, immune cells that help defend against foreign and potentially harmful substances that enter the body. The development of UC is driven by the migration of α4β7 T cells into the GI tissue compartment and their subsequent activation within the GI tissue compartment. The entry of α4β7 T cells into the GI tissue compartment is facilitated by the PPI between the α4β7 integrin and its corresponding ligand, MAdCAM‑1, which is primarily expressed in the GI tissue compartment. Hence, the binding of α4β7 to MAdCAM‑1 can be categorized as a GI-specific interaction and has been identified as an IBD-specific targeted therapeutic approach. By blocking the binding of a4β7 integrin to MAdCAM‑1, PTG‑100 may prevent T cells from entering the GI tissue compartment, thereby reducing the inflammation that leads to the clinical manifestations of UC.

α4β7 for IBD is targeted by FDA-approved Entyvio® (vedolizumab), which has demonstrated safety and efficacy in patients with moderate-to-severe UC and CD. Since PTG‑100 targets the same biological pathway as Entyvio®, we utilized similar PD-based POC in our pre-clinical studies and Phase 1 clinical trial to inform and guide our Phase 2b development program. We sourced these PD biomarker assays from public scientific publications and do not maintain any contractual arrangement providing access to this information with the makers of these marketed products.

Translating PTG‑100’s Pre-Clinical POC to Clinical POC

We established a potentially efficacious dose range of PTG‑100 in mice by demonstrating similar pharmacologic activity between oral PTG‑100 and an injectable α4β7 antibody in mouse models of IBD. From this efficacious dose range in mice, approximately 6‑50 mg/kg per day, we were able to directly estimate a potentially efficacious dose range in humans through allometric scaling based on whole body surface areas, which we determined to be approximately 33‑300 mg per day.

Concurrently, we employed a complementary approach for establishing a potentially efficacious human dose range and early POC through specific blood PD response markers that reflect α4β7 integrin target engagement of PTG‑100 in the GI tissue compartment and correlated those PD measurements with efficacy responses in mouse colitis models. Target engagement is a critical feature for demonstrating that PTG‑100 can reach its intended target, thus inhibiting the trafficking of T cells into the GI tissue compartment. Our PD markers were monitored in mice and cynomolgus monkeys (“cyno”) and were similarly evaluated in normal healthy volunteers in our Phase 1 clinical trial. These blood PD responses demonstrated that PTG‑100 engaged its intended α4β7 target and helped guide human dosing for our Phase 2b clinical trial.

PTG‑100’s Pre-Clinical Proof-of-Concept Studies

Pre-clinical studies have demonstrated that PTG‑100 is a potent and highly selective α4β7 antagonist with minimal systemic absorption. Mouse colitis models have further demonstrated that PTG‑100 can inhibit T cell trafficking in the gut similar to the actions of the mouse α4β7 antagonist antibody.

PTG‑100 potently inhibited binding of α4β7 to MAdCAM‑1 in several human biochemical enzyme-linked immunosorbent assays  (“ELISA”) and cell adhesion (transformed and primary cells) assays in a low nanomolar concentration range sufficient to inhibit 50% of binding (“IC50”) comparable to vedolizumab. PTG‑100 exhibited greater than a 100,000‑fold selectivity against other structurally similar integrins, α4β1 and αLβ2, in cell adhesion assays which is comparable to the selectivity of vedolizumab. PTG‑100 was stable in in vitro assays simulating the GI tissue compartment, such as the small intestine and gastric stomach, with half-lives exceeding 12 hours and in human liver microsomes suggesting strong oral stability and the potential for once daily dosing in humans. PTG‑100 did not affect the growth of and was not metabolized by common members of the human intestinal microflora. In total, these drug properties provide evidence to characterize PTG‑100 as a potential first-in-class orally stable α4β7‑specific antagonist. Furthermore, these drug properties allowed us to demonstrate proof-of-concept in animal colitis studies.

Non-clinical metabolism and PK studies demonstrated that much greater amounts of PTG‑100 as measured by the maximum concentration (“Cmax”) as a percentage of total drug amount dosed orally, were present in the GI compartments, such as the small intestine, colon and feces compared to the systemic plasma and urine compartments of mice, rats, and cyno, thus confirming its GI-restricted properties. Further, PTG‑100 has an oral systemic bioavailability of less than 0.5%.

We designed mouse colitis studies similar to those used for antibody drugs targeting this pathway to specifically monitor T cell trafficking to and from the GI tissue compartment (Figure 2). PTG‑100 reduced α4β7 memory T cells migrating to the gut lymphoid tissues, including the mesenteric lymph nodes (“MLN”) and Peyer’s patches (“PP”), under inflammatory conditions in the GI tissue compartment. Another example of the ability of PTG‑100 to inhibit T cell trafficking was demonstrated by the reduction in the number of α4β7 cells in colon lesions in colitis mice. Furthermore, treatment benefit was demonstrated through blinded video endoscopy analysis for mucosal damage, and assessment of the incidence of bloody feces, which represent symptoms and measurements of UC in humans. In all studies in mouse models of colitis, the effects of oral PTG‑100 were comparable to those of an injection of high doses of a positive control α4β7 antibody. This allows us to define the efficacious dose in mice with potential translation to the efficacious dose in humans.

Establishing Blood Pharmacodynamic Readouts of Target Engagement

We have used pre-clinical blood PD response markers that reflect target engagement in the GI tissue compartment and correlate with efficacy responses in mouse colitis studies to guide our dosing in human studies. Furthermore, we believe these pre-clinical blood PD responses, specifically receptor occupancy (“RO”) increases reflecting target engagement and receptor expression (“RE”) decreases reflecting subsequent pharmacologic activity, can be compared to the PD responses we observed in our Phase 1 clinical trial in healthy volunteers and ultimately can help to guide the dosing for evaluating clinical benefit in UC patients in the Phase 2b clinical trial. In the mouse colitis model, RO and RE were correlated with in vivo efficacy that can be extrapolated to the blood RO and RE observed in healthy mice and cyno. These PD markers from mice and cyno have specifically demonstrated increases in RO that peak at approximately 4 hours following a single dose and multiple doses and decreases in RE after multiple doses in healthy mice and colitis mice. In translating the pre-clinical observations into a clinical setting, we are focused on evaluating dose- and time-dependent trends in RO and RE in our Phase 1 clinical trial that can be benchmarked to the animal data to give us greater confidence in progressing PTG‑100 in clinical trials. Emphasis is placed on trends and not on absolute numbers owing to differences in GI transit times in different species and absence of absolute scaling methods from animals to humans for GI-restricted drugs.

PTG‑100’s Non-GLP and GLP Safety Pharmacology and Toxicology Studies

To date, all toxicology and safety pharmacology studies have not identified any safety issues. Good Laboratory Practices (“GLP”) toxicology studies in rats and cyno over 42 days and 12 weeks of dosing showed that PTG‑100 was well-tolerated at all dose levels with no dose-limiting toxicities. GLP are those procedural and operational requirements specified by FDA regulation to ensure the validity and reliability of nonclinical studies. No adverse effects were seen in either rat or cyno studies at all doses tested. Standard safety pharmacology and genotoxicity studies were similarly negative. We are currently conducting chronic GLP toxicology studies to support our anticipated Phase 3 program.

PTG‑100’s Phase 1 Clinical Trial Overview

Following the submission and approval of a CTN, we initiated a Phase 1 randomized, double-blind, placebo-controlled clinical trial of PTG‑100 in 78 normal healthy male volunteers in Australia, which was completed in June 2016. The Phase 1 SAD and MAD components were conducted with a solution-based liquid formulation of PTG‑100. In the formulation bridging component of the trial, we compared the relative bioavailability of the liquid formulation to the capsule formulation that is being used in Phase 2b. In addition to determining the safety and tolerability and PK of PTG‑100, the SAD and MAD components of the trial evaluated PD-based POC through the assessment of α4β7 receptor occupancy that indicates target engagement and α4β7 target expression on peripheral blood memory T cells similar to what was done in the pre-clinical studies.

Safety and Tolerability

In both the SAD and MAD portions of the clinical trial, dose escalation proceeded from 100 mg up to the planned 1,000 mg dose level. There were no dose-limiting toxicities. There were no deaths or serious adverse events (“SAEs”) reported in the trial. All reported adverse events were of mild to moderate severity. There were no dose-dependent increases observed for any adverse events. The most frequent adverse events reported by subjects on PTG‑100 were headache and upper respiratory tract infection. These events were also observed in subjects who took placebo.

Pharmacokinetics

PTG‑100 plasma levels increased in a dose-dependent manner in both single and multiple dosing cohorts. Consistent with the pre-clinical data in mice, rats, and cyno, the blood levels of PTG‑100 were extremely low as determined by the Area Under the Curve (AUC, which is a pharmacokinetic measurement of drug exposure in blood plasma against time) and Cmax (maximum concentration), thus demonstrating the GI-restricted nature of the drug. There was no apparent evidence of drug accumulation at Day 14 in the MAD cohorts perhaps related to the relatively short half-life (“T1/2”) in the blood.

PTG‑100 fecal levels increased in a dose-dependent manner in the multiple dosing cohorts. Minimum drug levels of PTG‑100 were observed in urine samples, as expected, based on its characteristics as a GI-restricted drug with minimal systemic exposure.

Establishing Pharmacodynamic POC in Humans

Data from our mouse colitis studies support our conclusion that blood RO is a correlate of target engagement in the GI tissue compartment in the dose ranges studied. In our Phase 1 clinical trial, blood RO on CD4+ memory α4β7+T cells increased in a dose-dependent and time-dependent manner. For RO in the SAD cohorts, treatment groups were significant compared to placebo at 100 mg (p<0.05), 300 mg (p<0.005) and 1,000 mg (p<0.0001). In the MAD cohorts, treatment groups were significant compared to placebo at 100 mg (p<0.0005), 300 mg (p<0.0001) and 1,000 mg (p<0.0001) four hours post dose on Day 14 (Figure 2A).

An additional parameter of pharmacologic activity that we measured was the change in α4β7 expression on the blood memory T cells. Based on in vitro studies comparing vedolizumab and PTG‑100, we expected that α4β7 expression would be reduced over time due to the internalization of the α4β7 receptor. Following single and multiple dose administration in the Phase 1 clinical trial, a dose-dependent and time-dependent reduction in α4β7 expression was observed, and it appears that the reduction in target expression may become saturated at 300 mg since a similar response was observed in the 1,000 mg cohort following both single and multiple dosing. For α4β7, downregulation of expression was significant in treatment groups, compared to placebo at 300 mg and 1,000 mg (p<0.01) (Figure 2B).

The single dose 300 mg cohort was evaluated under fasted and fed (standard high fat diet) conditions. Blood drug levels and blood RO of PTG‑100 were compared under both conditions. Based on data from this SAD component and previous pre-clinical studies, the MAD component of the clinical trial was conducted under fed conditions.

Thus, we observed dose-dependent and time-dependent target engagement and pharmacologic activity of PTG‑100 following single- and multiple-dose administration in healthy volunteers consistent with observations in the animal studies.

Figure 2: (A) Percent Receptor Occupancy and (B) Receptor Expression of α4β7 on CD4+ Memory T Cells in Blood of Healthy Humans Dosed for 14 Days

A	B

Establishing Pharmacodynamic POC in Humans

Data from our mouse colitis studies support our conclusion that blood RO is a correlate of target engagement in the GI tissue compartment in the dose ranges studied. In our Phase 1 clinical trial, blood RO on CD4+ memory α4β7+T cells increased in a dose-dependent and time-dependent manner. For receptor occupancy in the SAD cohorts, treatment groups were significant compared to placebo at 100 mg (p<0.05), 300 mg (p<0.005) and 1,000 mg (p<0.0001). In the MAD cohorts, treatment groups were significant compared to placebo at 100 mg (p<0.0005), 300 mg (p<0.0001) and 1,000 mg (p<0.0001) four hours post dose on Day 14 (Figure 2A).

An additional parameter of pharmacologic activity that we measured was the change in α4β7 expression on the blood memory T cells. Based on in vitro studies comparing vedolizumab and PTG‑100, we expected that α4β7 expression would be reduced over time due to the internalization of the α4β7 receptor. Following single and multiple dose administration in the Phase 1 clinical trial, a dose-dependent and time-dependent reduction in α4β7 expression was observed, and it appears that the reduction in target expression may become saturated at 300 mg since a similar response was observed in the 1,000 mg cohort following both single and multiple dosing. For α4β7, downregulation of expression was significant in treatment groups, compared to placebo at 300 mg and 1,000 mg (p<0.01) (Figure 2B).

The single dose 300 mg cohort was evaluated under fasted and fed (standard high fat diet) conditions. Blood drug levels and blood receptor occupancy of PTG‑100 were compared under both conditions. Based on data from this SAD component and previous pre-clinical studies, the MAD component of the clinical trial was conducted under fed conditions.

Thus, we observed dose-dependent and time-dependent target engagement and pharmacologic activity of PTG‑100 following single- and multiple-dose administration in healthy volunteers consistent with observations in the animal studies.

PTG‑200: AN ORAL IL‑23R ANTAGONIST

PTG‑200 was discovered through our peptide technology platform and is being developed as a potential first-in-class oral, GI-restricted antagonist that binds to the IL‑23R and specifically blocks its interaction with the IL‑23 cytokine. PTG‑200 will be initially studied in patients with moderate-to-severe CD potentially followed by UC and pediatric IBD.

Mechanism of Action and Rationale

IL‑23 is a member of the IL‑12 family of cytokines with pro-inflammatory and autoimmune properties. Cytokines are cell signaling proteins that are released by cells and affect the behavior of other cells. Binding of the IL‑23 ligand to the IL‑23R receptor leads to an expression of pro-inflammatory cytokines involved in the mucosal autocrine cascade that is an important pathway of many inflammatory diseases, including IBD. Furthermore, genetic analyses of IBD patients have implicated IL‑23R mutations as a risk factor associated with susceptibility to IBD. The antagonist infused antibody drug ustekinumab (marketed as Stelara® for psoriasis, psoriatic arthritis, and moderate-to-severe CD) is a p40 antagonist antibody that inhibits both the IL‑23 and IL‑12 pathways. Next-generation IBD antibody drugs, such as guselkumab, target the p19 subunit of the IL‑23 ligand and are specific to the IL‑23 pathway, which is believed to be an important driver of IBD pathology, while not blockading the IL‑12 pathway. IL‑12 is believed to be important in immune surveillance against the development of infections and malignancies.

We believe that the oral, GI-restricted nature of PTG‑200 will allow PTG‑200 to be a potent inhibitor of the IL‑23 pathway for the treatment of IBD. By targeting IL‑23R with our GI-restricted oral IL‑23R antagonist PTG‑200, we believe PTG‑200 will restore proper immune function in the GI tissue compartment where there is active disease while minimizing the risk of systemic side effects. Several key cell types that reside in gut-associated lymphoid tissue (“GALT”), including T cells, innate lymphoid cells, and natural killer cells, increase their expression of IL‑23R during the progression of IBD. Therefore, the high concentrations of PTG‑200 in GALT will facilitate access and binding to IL‑23R expressed in the same tissue.

PTG‑200’s Pre-Clinical Proof-of-Concept Studies

PTG‑200 potently inhibited binding of IL‑23 to the IL‑23 receptor in several biochemical (ELISA) and cell (transformed and primary) signaling assays in a subnanomolar to low nanomolar concentration range sufficient to inhibit 50% of binding. PTG‑200 exhibited greater than a 50,000‑fold selectivity against other structurally similar receptors (IL‑12Rb1 and IL‑6R) thereby potentially reducing the risk of off target interactions. In total, these drug properties provide evidence to characterize PTG‑200 as a potential first-in-class orally stable IL‑23R-specific antagonist.

In PK studies in rats and cyno, PTG‑200 was GI-restricted with less than 0.5% oral systemic bioavailability in plasma or urine and principal exposure in the small intestine, colon, and feces. Similar results were observed in cyno.

We have also completed pre-clinical POC studies in rat 2, 4, 6‑trinitrobenzenesulfonic acid (TNBS) colitis models demonstrating that oral delivery of PTG‑200 and other prototype antagonists significantly improved disease outcomes, such as reducing body weight loss, reducing the increased colon weight/length ratio, and reducing the increased colon macroscopic score which is comprised of assessments of colon adhesions, strictures, ulcers, and wall thickness in a dose dependent manner (Figure 3). Furthermore, PTG‑200 was found to reduce the increased histopathology summary score, which is comprised of assessments of mucosal and transmural inflammation, gland loss, and erosion parameters. Finally, PTG‑200 was able to reduce the expression of the pro-inflammatory IL‑23 induced cytokines in the colon and the IBD disease biomarker lipocalin (LCN2) in the serum and feces.

Figure 3: PTG‑200 Reduces Pathology in Rat TNBS-Induced Colitis

The efficacy of oral PTG‑200 seen in this IBD model was comparable to that of a positive control antibody against the rat IL‑23p19 subunit which was injected and therefore present in the systemic blood compartment. This allows us to define the efficacious dose range in rats (approximately 28‑61 mg/kg per day) with potential translation to the efficacious dose in humans.

PTG‑200’s Pre-Clinical Safety Studies

In pre-clinical safety and toxicity studies in rats, PTG‑200 was well-tolerated with no adverse events at the highest dose level tested.

Clinical Development Plans

We initiated a Phase 1 clinical trial of PTG‑200 in the fourth quarter of 2017 to evaluate safety, tolerability, and PK. Assuming successful completion of this study, we anticipate the next step in clinical development will be a randomized, double-blind, placebo-controlled Phase 2 POC clinical trial in patients with moderate-to-severe CD. We are developing PTG-200 in collaboration with Janssen. See Item 7. “Management’s Discussion and Analysis – Overview”

and Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

PTG‑300: AN INJECTABLE HEPCIDIN MIMETIC

PTG‑300 was discovered through our peptide technology platform and is being developed as a novel mimetic of the hormone hepcidin to potentially treat anemia due to ineffective erythropoiesis in certain rare blood disorders with an initial focus on beta-thalassemia. In these diseases, excessive quantities of iron in the bone marrow inhibit the production of red blood cells, causing anemia. In healthy individuals, hepcidin regulates iron levels in the serum and the bone marrow. Because of stability issues complexity of synthesis and solubility limitations, direct hepcidin replacement is not a practical therapeutic approach. We designed PTG‑300 as a stable, soluble, manufacturable hepcidin mimetic that can treat anemia with weekly or less frequent subcutaneous delivery.

Mechanism of Action and Rationale

The molecular target of hepcidin is the cellular trans-membrane protein ferroportin, which functions as an export channel for intracellular iron in macrophages, liver hepatocytes, and duodenal enterocytes. By binding to the extracellular domain of ferroportin, hepcidin prevents the release of iron from cells. It can thus inhibit iron absorption from the GI tract by interacting with duodenal enterocytes and limit the release of iron in the bone marrow by interacting with macrophages.  Excessive quantities of iron in the bone marrow induce ineffective erythropoiesis resulting in anemia.  By mimicking hepcidin, PTG-300 may restore normal levels of iron in the bone marrow allowing for sufficient production of red blood cells.  In addition, by limiting the release of iron into the blood, PTG-300 may inhibit the damage caused by excessive absorption of iron by vital organs.

Overview of Beta-Thalassemia and Current Therapies

We anticipate our initial clinical indication for PTG-300 will be the treatment of anemia in beta‑thalassemia. Beta-thalassemia patients frequently have elevated levels of iron in the blood serum and in the bone marrow.  Elevated levels of iron in the serum can cause damage to vital organs in the form of cardiomyopathy or liver fibrosis and can make the patient more vulnerable to infections.  In the bone marrow, elevated levels of iron can prevent red blood cells from fully developing, resulting in anemia.  In addition, the resulting immature red blood cells can aggregate in the spleen and enlarge it to such an extent that it must be surgically removed.  The elevated iron levels seen in beta-thalassemia patients are often caused by disease-related suppression of hepcidin production.

Existing treatment options for hepcidin related anemia and iron overload are limited.  Erythropoietic-stimulating agents, such as erythropoietin, are commonly used.  However, these agents are often insufficient to treat the patient’s anemia and do not address the issues related to excess serum levels of iron.  Red blood cell transfusions can treat a patient’s anemia but exacerbate the patient’s iron overload and are burdensome.  The iron overload caused by transfusions will often be treated with chelating agents.  However, these agents work very slowly and have significant kidney and liver toxicity issues.

We believe that PTG-300 may be able to restore iron homeostasis to the bone marrow as well as reduce excess circulating iron.  We anticipate that restoration of iron homeostasis in the bone marrow – and the resulting increase in red blood cell production – will result in the correction or amelioration anemia as measured by hemoglobin levels.  In addition, may beta-thalassemia patients require regular transfusions to treat their anemia. For these patients, treatment with PTG-300 may reduce or eliminate the need for transfusions and related chelation treatments.

Beta-thalassemia is most prevalent in people of Mediterranean descent, such as Italians, Greeks and Turks, and is also found in people from the Arabian Peninsula, Iran, Africa, Southeast Asia and southern China.  Globally, the prevalence of beta-thalassemia was estimated to be approximately 300,000 patients in 2008 according to the Centers for Disease Control.  The disease is rarer in the United States where Decision Resources Group (“DRG”) estimates there are approximately 3,000 patients.  In the major markets of the United States, Italy, Germany, UK, Spain, and France, DRG estimates there are approximately 16,000 diagnosed patients.  Most patients with beta-thalassemia suffer from anemia caused by hepcidin deficiency and a significant number are dependent on transfusions and chelating agents, which can cost between $50,000 to $70,000 per year in the United States.

PTG‑300’s Pre-clinical Proof-of-Concept Studies

In pre-clinical studies, we demonstrated that PTG‑300 can lower serum iron more effectively than hepcidin and maintain such lowered serum iron levels for at least 24 hours following a single subcutaneous injection (Figure 4). We have also demonstrated that PTG‑300 in a dose dependent manner can reduce serum iron in healthy mice, rats, and cyno.

Figure 4: Significant Difference Between PTG-300 and Synthetic Hepcidin in Lowering Serum Iron in Healthy Mice

PTG‑300 was also able to address the underlying anemia present in a mouse genetic model of beta-thalassemia, as shown most prominently by the significant increase in red blood cell number (RBC) and hemoglobin (HGB) with the corresponding decrease in reticulocyte content (Figure 5). As a consequence we also observed a significant reduction in the pathological increases in spleen weight (splenomegaly) by addressing the underlying ineffective erythropoiesis. Furthermore, PTG‑300 was effective in reducing the increase in liver iron content. In contrast the oral iron chelator deferiprone (DFP) did not correct the anemia or the splenomegaly.

Figure 5: PTG‑300 Addresses Ineffective Erythropoiesis in Mouse Beta-thalassemia

PTG‑300’s Phase 1 Clinical Trial Overview

We completed IND-enabling studies during the first half of 2017 and completed a Phase 1 clinical trial during the fourth quarter of 2017. The Phase 1 randomized, placebo-controlled single ascending- and repeat-dose study was conducted to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of PTG-300 in 62 normal healthy male volunteers.

The Phase 1 study demonstrated that PTG-300 induces dose-related reductions in serum iron, which persist beyond 72 hours at higher dose levels. These results were consistent with known activities of hepcidin and pre-clinical studies of PTG-300.  In the study, PTG-300 produced dose-dependent increases in blood exposure, and was well tolerated, with no serious adverse events or dose-limiting toxicities. The most common adverse event was a transient and self-limited erythema (redness) at the injection site in some subjects which was largely dose-related.  The study provided a pharmacodynamic proof of concept and established a range of doses that could be evaluated in the treatment of beta-thalassemia.

PTG‑300’s Development Program

In 2018, we anticipate filing an IND as well as ex-U.S. clinical trial applications and initiating a Phase 2 study of PTG-300 in patients with beta-thalassemia. In addition to the potential treatment of anemia in rare blood disorders, such as beta-thalassemia and myelodysplastic syndromes, PTG-300 therapy may also have potential benefit in other diseases such as hereditary hemochromatosis, polycythemia vera, siderophilic infections, and liver fibrosis and we are evaluating potential development pathways for those indications. PTG-300 has received orphan drug designation for the treatment of beta-thalassemia from the FDA.

OUR PEPTIDE TECHNOLOGY PLATFORM

Our proprietary technology platform has been successfully applied to a diverse set of biological targets that has led to several pre-clinical and clinical-stage peptide-based NCEs, including our clinical-stage product candidates PTG‑100, PTG‑200 and PTG‑300, for a variety of clinical indications. Our platform is comprised of a series of tools and methods, including a combination of molecular design, phage display, oral stability, medicinal chemistry, and in vivo pharmacology approaches.

The platform is used to develop potential drug candidates: (i) using the structure of a target, when available, (ii) when no target structure exists, or (iii) from publicly disclosed peptide starting points. In a structure-based approach, our proprietary molecular design software and structural database of several thousand constrained peptides, termed Vectrix™, are screened to identify suitable scaffolds which form the basis of designing and constructing the first set of phage or chemical libraries. The initial hits are identified by either panning or screening such libraries, respectively. When structural information is unavailable for a target, hits are identified by panning a set of 34 proprietary cluster-based phage libraries consisting of millions of constrained peptides. Once the hits are identified, they are optimized using a set of peptide, peptide mimetic and medicinal chemistry techniques that include the incorporation of new or manipulation of existing cyclization-constraints, as well as natural or unnatural amino acids and chemical conjugation or acylation techniques. These techniques are applied to optimize potency, selectivity, stability, exposure and ultimately efficacy. For oral stability, a series of in vitro and ex vivo oral-stability assays that portray the chemical and metabolic barriers a peptide will encounter as it transits the GI tract are used to identify metabolically labile spots in the peptides. Such sites form the focus of medicinal-chemistry based optimization to engineer oral stability. Finally, various in vivo pharmacology tools are then used to quantify peptide exposure in relevant GI organs and tissues. The data can then be used to optimize required GI exposure and ultimately in vivo efficacy.

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

We have developed a database of all known structures of a sub-class of constrained peptides, known as disulfide-rich peptides (“DRPs”). We have collected approximately 4,500 DRP scaffolds that are found throughout nature, ranging from single cell organisms to humans. We have created a proprietary molecular design environment, called Vectrix™. A pattern matching algorithm within Vectrix™ allows the selection of an appropriately stable DRP scaffold using the structure of the target of interest. This molecular design process is used to identify constrained peptides as starting points for hit discovery, which are ultimately optimized into potent, selective peptides against targets which are not amenable to small molecule drug discovery.

Phage display techniques and cluster libraries

Phage display may be used to discover the original hit based on Vectrix™-derived scaffolds, optimize existing hits, or to identify hits against those targets in which no structural information exists. For the latter targets, a series of pre-existing phage libraries, termed cluster libraries, are used for hit discovery. This includes 20 proprietary libraries of structurally diverse DRPs that sample greater than 85% of their known structural diversity and 14 proprietary libraries that sample different protein loop geometries. Collectively these libraries provide immense potential for discovering hits at diverse targets as they are based on natural-DRP scaffolds with these characteristics.

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

Medicinal peptide chemistry

We have significant expertise in optimizing potency, selectivity, oral stability and exposure of constrained peptides using a combination of peptide-cyclization, natural and unnatural amino acids, and various conjugation and acylation techniques. With respect to PTG‑300, hit discovery and optimization relies exclusively on medicinal chemistry, with no phage display, to develop potent and selective injectable candidates with enhanced exposure in blood. For other targets, such as the discovery of PTG‑100 and PTG‑200, phage display is tightly coupled to medicinal chemistry and oral stability techniques to develop potent, selective and oral molecules that are GI-restricted.

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

Material Agreements

Janssen License and Collaboration Agreement

In May 2017, we and Janssen entered into an exclusive license and collaboration agreement (the “Janssen License and Collaboration Agreement”) for the development, manufacture and commercialization of PTG-200 worldwide for the treatment of CD and UC. The Janssen License and Collaboration Agreement became effective on July 13, 2017. Upon the effectiveness of the agreement, we received a non-refundable, upfront cash payment of $50.0 million from Janssen. See “Item 7. Management’s Discussion and Analysis – Overview” and Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

Research Collaboration and License Agreement with Zealand Pharma A/S

In June 2012, we entered into a Research Collaboration and License Agreement with Zealand Pharma A/S (“Zealand”) to identify, optimize and develop novel DRPs to discover a hepcidin mimetic. Under the terms of the agreement, Zealand made an upfront payment and also funded the collaboration. See “Item 7. Management’s Discussion and Analysis – Contractual Obligations and Other Commitments” and Note 6 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

Competition

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. While we believe that our product candidates, technology, knowledge and experience provide us with competitive advantages, we face competition from established and emerging pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. There are no approved oral peptide-based α4β7 integrins and IL‑23 based product candidates for IBD.

We believe our principal competition in the treatment of IBD will come from companies with approved agents in the following therapeutic classes, among others:

•	Infused a4ß7 antibody: Takeda Pharmaceutical Company
•	Infused IL‑23 and IL‑12 antibody: Johnson & Johnson
•	Injectable or infused anti-TNFα therapy: AbbVie, Johnson & Johnson, Amgen, Pfizer, UCB S.A., Boehringer Ingelheim, Merck

We are also aware of several companies developing therapeutic product candidates for the treatment of IBD, including, but not limited to AbbVie, Allergan, Atlantic Healthcare Plc, Aprogen (biosimilar TNF-α antibody in Phase 3) Arena Pharmaceuticals, Inc., AstraZeneca, Biogen, Boehringer Ingelheim (adalimumab biosimilar in Pre-Registration), Bristol-Myers Squibb, Celgene (mongersen sodium and ozanimod hydrochloride in Phase 3 clinical trials), Eli Lilly and Company, Galapagos/Gilead (filgotinib in Phase 3), Lycera Corp., Mitsubishi Tanabe Pharma Corporation, Pfizer (tofacitinib citrate in Pre-Registration), Roche/Genentech (etrolizumab in Phase 3), Samsung Bioepis (adalimumab biosimilar in Pre-Registration), Sandoz (adalimumab biosimilar in Phase 3), Shire/Pfizer (PF-00547659), and UCB S.A.

We believe our principal competition in the treatment of chronic iron overload disorders, such as beta-thalassemia and MDS will come from products being developed by companies such as Acceleron (luspatercept in Phase 3), bluebird bio (LentiGlobin in Phase 3), Bristol-Myers Squibb, Emmaus Medical (glutamine in pre-registration), Gilead, Global Blood Therapeutics, Inc., La Jolla Pharmaceutical and Novartis AG, among others. We believe competition will also include approved iron chelation therapies that have been developed by Novartis AG and Apotex, among others.

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

We have six issued patents and numerous patent applications related to our clinical-stage product candidates and possess substantial know-how and trade secrets relating to the development and commercialization of peptide based therapeutic products. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to, for example, peptide-based therapeutic compositions, methods of using these peptide-based therapeutic compositions to treat or prevent disease, methods of manufacturing peptide-based therapeutic compositions, and other proprietary technologies and processes related to our lead product development candidates. As of February 15, 2018, our patent portfolio includes the following:

•	four issued patents and more than 50 patent applications that we exclusively own related to α4β7 integrin peptide antagonists;
•	one issued patent and more than 50 patent applications that we exclusively own related to IL‑23R antagonist peptides;
•	one issued patent and approximately 25 patent applications that we exclusively own related to hepcidin analogues; and
•	other patent applications that we license or exclusively own related to our core technologies, including methods of peptide modification and characterization.

Our objective is to continue to expand our portfolio of patents and patent applications in order to protect our product candidates and related peptide-based drug technologies. Examples of the products and technology areas covered by our intellectual property portfolio are described below.

α4β7 Integrin Antagonist Peptides

The α4β7 integrin antagonist peptide patent portfolio includes four issued U.S. patents and more than 50 pending patent applications directed to compositions of α4β7 integrin peptide monomers and dimers cyclized through intramolecular bonds and containing amino acid modifications conferring increased stability, potency and/or selectivity, as well as methods of synthesizing and using these antagonist peptides to treat inflammatory disorders. Applications are currently pending in the United States and other major jurisdictions, including Australia, Canada, China, Japan, and Europe. Patent applications directed to PTG‑100 composition of matter and uses thereof, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire in October 2035 (worldwide, excluding possible patent term extensions). We expect other patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to result in patents that would expire from October 2033 to March 2037 (worldwide, excluding possible patent term extensions).

IL‑23R Antagonist Peptides

The IL‑23R antagonist peptide patent portfolio includes one issued U.S. patent and more than 50 pending patent applications directed to compositions of IL‑23R antagonist peptides cyclized through intramolecular bonds and containing amino acid modifications conferring increased stability, potency and/or selectivity, as well as methods of synthesizing and using these antagonist peptides to treat inflammatory disorders. Applications are currently pending in the United States and internationally. Patent applications directed to PTG‑200 composition of matter and uses thereof, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire in July 2035 (worldwide, excluding possible patent term extensions). We expect other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from July 2035 to April 2038 (worldwide, excluding possible patent term extensions).

Hepcidin Mimetics Analogues

The hepcidin peptide analogues patent portfolio includes one issued U.S. patent and approximately 25 pending patent applications directed to compositions of hepcidin peptide analogues cyclized through intramolecular bonds and containing amino acid modifications conferring increased stability, potency and/or selectivity, as well as methods of synthesizing and using these hepcidin peptide analogues to treat iron-related disorders. Applications are currently pending in the United States and other major jurisdictions, including Australia, Canada, China, Japan, and Europe. Patent applications directed to PTG‑300 composition of matter and uses thereof, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire in March 2034 (worldwide, excluding possible patent term extensions). We expect other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from March 2034 to February 2039 (worldwide, excluding possible patent term extensions).

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

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the non-provisional application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent or may be shortened if a patent is terminally disclaimed over an earlier-filed patent.

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

Manufacturing

We contract with third parties for the manufacturing of all of our product candidates, including PTG‑100, PTG‑200, and PTG‑300, for pre-clinical and clinical studies, and intend to continue to do so in the future. We do not own or operate any manufacturing facilities and we have no plans to build any owned clinical or commercial scale manufacturing capabilities. We believe that the use of contract manufacturing organization (“CMOs”) eliminates the need for us to directly invest in manufacturing facilities, equipment and additional staff. Although we rely on contract manufacturers, our personnel and consultants have extensive manufacturing and quality control experience overseeing CMOs. We regularly consider second source or back-up manufacturers for both active pharmaceutical ingredient and drug product manufacturing. To date, our third-party manufacturers have met the manufacturing requirements for the product candidates in a timely manner. We expect third-party manufacturers to be capable of providing sufficient quantities of our product candidates to meet anticipated full-scale commercial demands, but we have not assessed these capabilities beyond the supply of clinical materials to date. We currently engage CMOs on a “fee for services” basis based on our current development plans. We plan to identify CMOs and enter into longer term contracts or commitments as we move our product candidates into Phase 3 clinical trials. We believe there are alternate sources of manufacturing that have been and could be engaged and enabled to satisfy its clinical and commercial requirements, however we cannot guarantee that identifying and establishing alternative relationships with such sources will be successful, cost effective, or completed on a timely basis without significant delay in the development or commercialization of our product candidates.

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

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual program user fee requirements for any marketed products, as well as application fees for supplemental applications with clinical data.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the current administration to repeal or replace certain aspects of the ACA. For example, since January 2017, the President has signed two Executive Orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA were signed into law. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, the President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further , the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”, and increase from 50%  to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in the Medicare Part D program. There may be additional challenges and amendments to the ACA in the future. The ACA is likely to continue the downward pressure on pharmaceutical pricing and may also increase our regulatory burdens and operating costs.

Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of 2% per fiscal year, which went into effect in 2013 and, following passage of subsequent legislation, including the BBA, will stay in effect through 2027 unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding.

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the current administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the current administration have both stated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Other Health Care Laws and Compliance Requirements

We will also be subject to health care regulation and enforcement by the federal government and the states and foreign governments in which we will conduct our business once our products are approved. The laws that may affect our ability to operate include, but are not limited to, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic health care transactions and protects the security and privacy of protected health information; the criminal health care fraud statutes under HIPAA also prohibits persons and entities from knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services; the federal health care programs’ Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal health care programs such as the Medicare and Medicaid programs; federal false claims laws and civil monetary penalties laws that prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid; and the Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members.

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

Because of the breadth of these laws and the narrowness of available statutory and regulatory exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, individual imprisonment, disgorgement, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, exclusion of products from reimbursement under U.S. federal or state health care programs, and the curtailment or restructuring of our operations.

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

The requirements for conducting clinical trials in Australia, where we conducted Phase 1 trials for PTG-100 and PTG-300 and are conducting a Phase 1 trial for PTG‑200,  are as follows:

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

The standards for clinical research in Australia are set by the TGA and the National Health and Medical Research Council, and compliance with GCP is mandatory. Guidelines, such as those promulgated by the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use (“ICH”), are required across all fields, including those related to pharmaceutical quality, nonclinical and clinical data requirements and study designs. The basic requirements for preclinical data to support a first-in-human study under ICH guidelines are applicable in Australia. Requirements related to adverse event reporting in Australia are similar to those required in other major jurisdictions.

Employees

As of December 31, 2017, we had 55 full-time employees, 44 of whom were in research and development, of which 4 hold an M.D. and 14 hold Ph.D. degrees. The remaining 11 employees worked in finance, business development, human resources and administrative support, of which 2 hold a Ph.D. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate and Other Information

Protagonist Pty Limited (“Protagonist Australia”) was incorporated in Australia in September 2001. We were incorporated as a Delaware corporation in 2006, under the name Protagonist Therapeutics, Inc., and became the parent of Protagonist Australia pursuant to a transaction in which all of the issued and outstanding capital stock of Protagonist Australia was exchanged for shares of our common stock and Series A preferred stock. Our principal executive offices are located at 7707 Gateway Boulevard, Suite 140, Newark, California 94560. Our telephone number is (510) 474‑0170. Our website address is www.protagonist-inc.com. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

We make available, free of charge on our corporate website, copies of our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, Proxy Statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. We also show detail about stock trading by corporate insiders by providing access to SEC Forms 3, 4 and 5. This information may also be obtained from the SEC’s on-line database, which is located at www.sec.gov. Our common stock is traded on the Nasdaq Stock Market under the symbol “PTGX.”

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

Item 1A.Risk Factors

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

We have incurred significant operating losses since our inception. Our net loss for the years ended December 31, 2017 and 2016 was approximately $37.0 million and $37.2 million,  respectively. As of December 31, 2017, we had an accumulated deficit of $101.6 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development, including clinical development activities under our exclusive license and collaboration agreement (the “Janssen License and Collaboration Agreement”) with Janssen Biotech, Inc., a Pennsylvania corporation (“Janssen”), and as a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approvals for, our peptide-based product candidates.

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

We are an early clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. Our operations to date have been limited to developing our technology, undertaking pre-clinical studies and clinical trials of our pipeline candidates, PTG-100, PTG-200 and PTG-300,  and conducting research to identify additional product candidates. We successfully filed Clinical Trial Notifications in Australia to support our completed Phase 1 clinical trials of PTG-100 and PTG-300 and our ongoing Phase 1 clinical trial of PTG-200. We  successfully filed a U.S. IND application, and regulatory submissions in other countries as well, to support our ongoing global Phase 2b study of PTG-100 in ulcerative colitis (“UC”). As an early clinical-stage company, we have not yet demonstrated an ability to generate revenue or successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields such as biopharmaceutical drug discovery and development. Consequently, the ability to accurately assess our future operating results or business prospects is significantly more limited than if we had a longer operating history or approved products on the market.

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
•

our ability to obtain, as well as the timeliness of obtaining, additional funding to develop and potentially manufacture and commercialize our product candidates, including payments, if any, under the Janssen License and Collaboration Agreement;

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

Our operations have consumed substantial amounts of cash since inception. We conducted a Phase 1 clinical trial of PTG-100 and PTG-300 in healthy volunteers, we have initiated a global Phase 2b clinical trial of PTG-100 in patients with moderate-to-severe UC and we have initiated a Phase 1 clinical study of PTG-200. Developing pharmaceutical product candidates, including conducting pre-clinical studies and clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration (“FDA”) or any foreign regulatory agency, such as the European Medicines Agency (“EMA”), requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of PTG-100, PTG-200, PTG-300 or any of our other product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect, and any delay resulting from such further or repeat studies or trials could also result in the need for additional financing.

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

As of December 31, 2017, we had cash, cash equivalents and available-for-sale securities of $155.5 million. Based upon our current operating plan and expected expenditures, we believe that our existing cash, cash equivalents, and available-for-sale securities will be sufficient to fund our operations for at least the next 12 months. Our existing capital resources will not be sufficient to enable us to initiate any pivotal clinical trials. Accordingly, we expect that we will need to raise substantial additional funds in the future in order to complete clinical development or commercialize any of our product candidates. Our funding requirements and the timing of our need for additional capital are subject to change based on a number of factors, including:

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

We may seek additional funding through a combination of equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity securities, including any sale of up to $50.0 million worth of shares of our common stock pursuant to our Sales Agreement with Cantor Fitzgerald & Co. (the “Sales Agreement”), or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness and/or the issuance of certain equity securities could result in fixed payment obligations and could also result in certain additional restrictive covenants, such as limitations on our ability to incur debt and/or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations and/or licensing arrangements in order to raise capital, we may be required to accept unfavorable terms, including relinquishing or licensing to a third party on unfavorable terms our rights to our proprietary technology platform or peptide-based product candidates that we otherwise would seek to develop or commercialize ourselves or potentially reserve for future potential arrangements when we might be able to achieve more favorable terms.

Risks Related to Our Business and Industry

We are heavily dependent on the success of our lead product candidates, PTG-100, PTG-200 and PTG-300, which are in early-stage clinical development, and if any of these products fail to receive regulatory approval or are not successfully commercialized, our business would be adversely affected.

We currently have no product candidates that are in registration or pivotal clinical trials or are approved for commercial sale, and we may never be able to develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our lead product candidates, PTG-100 and PTG-200 targeting inflammatory bowel disease (“IBD”) and PTG-300 which targets anemia associated with certain rare blood disorders, and the development of other product candidates. We cannot be certain that PTG-100, PTG-200, PTG-300 or any other product candidates will receive regulatory approval or, if approved, be successfully commercialized. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of PTG-100, PTG-200, and PTG-300 will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, each of which has differing regulations. In addition, even if approved, our pricing and reimbursement will be subject to further review and discussions with payors. We are not permitted to market any product candidate in the United States until after approval of a new drug application (“NDA”) from the FDA, or in any foreign countries until after approval of a marketing application by corresponding regulatory authorities. We completed a Phase 1 clinical trial for PTG-100 in June 2016 and have initiated a global Phase 2b clinical trial of PTG-100 in patients with moderate to severe UC. We also completed a Phase 1 clinical trial for PTG-300 in December 2017 and initiated a Phase 1 clinical trial of PTG-200 in November 2017. We will need to conduct larger, more extensive clinical trials in the target patient populations to support a potential application for regulatory approval by the FDA or corresponding regulatory authorities, and we do not expect to be in a position to do so for the near term. We may not receive any preferential or expedited review of any application for regulatory approval by virtue of the fact that our product candidates target biological pathways that are also targeted by currently marketed injectable antibody drugs, and our product candidates will be subject to the regulatory review processes applicable to completely new drugs.

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

Our peptide-based product candidates will require additional research, clinical development, manufacturing activities, regulatory approval in multiple jurisdictions (if regulatory approval can be obtained at all), securing sources of commercial manufacturing supply and building of or partnering with a commercial organization. We cannot assure you that our clinical trials for PTG-100, PTG-200 or PTG-300 will be initiated or completed in a timely manner or successfully, or at all. Further we cannot be certain that we plan to advance any other peptide-based product candidates into clinical trials. Moreover, any delay or setback in the development of any product candidate, in particular PTG-100, PTG-200, or PTG-300, would be expected to adversely affect our business and cause our stock price to fall.

If Janssen does not elect to continue the development of PTG-200 through an Opt-In Election, our business and business prospects would be significantly harmed.

Under the terms of the Janssen Collaboration and License Agreement, Janssen is not obligated to make any additional payments to us as we have already received the upfront payment that was due in the third quarter of 2017 pursuant to the terms of the Janssen License and Collaboration Agreement, until such time as it affirmatively elects to continue to advance the development of PTG-200 (the “First Opt-In Election”) within a period of time following completion date of the Phase 1 studies and the Phase 2a portion of the CD Phase 2 clinical trial and any related activities set forth in a clinical development plan (“Phase 2a Activities”). The timing of Janssen’s First Opt-In Election and whether Janssen elects to continue further clinical development of PTG-200 also affects the timing and availability of potential future milestone and royalty payments, if any. If the Phase 1 clinical trial or Phase 2 activities are terminated early, suspended for an extended period of time, or are otherwise unsuccessful, Janssen may determine not to elect to continue further clinical development of PTG-200, in which case, the Janssen License and Collaboration Agreement would terminate and our business and business prospects would be materially adversely affected.

There may be disagreements between Janssen and Protagonist during the term of the Janssen License and Collaboration Agreement, and if they are not settled amicably or in the favor of Protagonist, the result may harm our business.

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

Our business and future profitability is substantially dependent on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize our most advanced peptide-based product candidates, PTG-100, which is in an ongoing global Phase 2b trial, PTG-300, which completed a Phase 1 clinical trial in December 2017, and PTG-200, which is in a Phase 1 clinical trial. We are not permitted to market or promote any of our peptide-based product candidates before we receive regulatory approval from the FDA, the EMA or any other foreign regulatory authority, and we may never receive such regulatory approval for any of our peptide-based product candidates. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. Approval policies, regulations and the types and amount of clinical and manufacturing data necessary to gain approval may change during the course of clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we have in development or may seek to develop in the future will ever obtain regulatory approval.

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

We may encounter delays in enrolling, be unable to enroll or maintain, a sufficient number of patients to complete any of our clinical trials. Patient enrollment and retention in clinical trials is a significant factor in the timing of clinical trials and depends on many factors, including the size and nature of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical trial sites and the eligibility criteria for the clinical trial.  There are a significant number of global clinical trials in ulcerative colitis that are currently ongoing, especially in Phases 2 and 3, making it highly competitive and challenging to recruit subjects.  Furthermore, any negative results we may report in clinical trials of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials of that same candidate. For example, we are aware of a number of therapies that are commercialized or are being developed for IBD and we expect to face competition from these investigational drugs or approved drugs for potential subjects in our clinical trials, which may delay the pace of enrollment in our planned clinical trials. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible.

All of our peptide-based product candidates other than PTG-100, PTG-200 and PTG-300 are in research or pre-clinical development and have not entered into clinical trials. If we are unable to develop, test and commercialize our peptide-based product candidates, our business will be adversely affected.

As part of our strategy, we also seek to discover, develop and commercialize a portfolio of new peptide-based product candidates in addition to PTG-100, PTG-200, and PTG-300. Research programs to identify appropriate biological targets pathways and product candidates require substantial scientific, technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including:

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

If there are any safety or efficacy results that cause the benefit-risk profile of PTG-200 to become unacceptable, the clinical development of PTG-200 would be delayed or halted, and as a result, Janssen may terminate the Janssen License and Collaboration Agreement, which would severely and adversely affect our business prospects, and may cause us to cease operations.

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

Our clinical trials must be conducted with product manufactured under current good manufacturing practices and for Europe and other major countries, International Council for Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use (“ICH”) guidelines, and we rely on contract manufactures to manufacture and provide product for us that meet these requirements. We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our pre-clinical and clinical drug supplies and we lack the resources and the capability to manufacture any of our peptide-based product candidates on a clinical or commercial scale. We expect to continue to depend on contract manufacturers for the foreseeable future. In particular, as we proceed with the development and potential commercialization of PTG-100, we will need to increase the scale at which the drug is manufactured which will require the development of new manufacturing processes to potentially reduce the cost of goods. We will rely on our internal process research and development efforts and those of contract manufacturers to develop the GMP manufacturing processes required for cost-effective and large scale production. If these efforts are not successful in developing cost-effective processes and if the contract manufacturers are not successful in converting it to commercial scale manufacturing, then our development and/or commercialization of PTG-100 could be materially adversely affected. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Moreover, our contract manufacturers are the sole source of supply for our clinical product candidates, including PTG-100. If we were to experience an unexpected loss of supply for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or termination of our clinical study and planned development program, or be required to restart or repeat, any ongoing clinical trials.

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

In March 2018, we were granted orphan drug designation in the United States by the FDA for PTG-300 for the treatment of patients with beta-thalassemia. Despite this designation, we may be unable to maintain the benefits associated with orphan drug designation status, including market exclusivity. If PTG-100 or PTG-200 is developed for the treatment of pouchitis, pediatric IBD or an alternate orphan indication, we may file for orphan drug designation with respect to such indication. We may not be the first to obtain regulatory approval of a product candidate for the beta-thalassemia or any other orphan-designated indication that we may pursue due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the orphan-designated disease or condition. Further, even if we obtain orphan drug designation exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may receive and be approved for the same condition, and only the first applicant to receive approval will receive the benefits of marketing exclusivity. Even after an orphan-designated product is approved, the FDA can subsequently approve a later drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our product candidates, we may never receive such designations.

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

Other than our Janssen License and Collaboration Agreement, we have no current collaborations for any of our product candidates. Even if we are able to establish other collaboration arrangements, any such collaboration, including the Janssen License and Collaboration Agreement, may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and growth prospects. While we currently plan to enter into collaborations that are limited to certain identified territories, there can be no assurance that we would maintain significant rights or control of future development and commercialization of such product candidate. Accordingly, if we collaborate with a third party for development and commercialization of a product candidate, we may relinquish some or all of the control over the future success of that product candidate to the third party, and that partner may not devote sufficient resources to the development or commercialization of our product candidate or may otherwise fail in development or commercialization efforts, in which event the development and commercialization of the product candidate in the collaboration could be delayed or terminated and our business could be substantially harmed. In addition, the terms of any potential collaboration or other arrangement that we may establish may not be favorable to us or may not be perceived as favorable, which may negatively impact the price of our common stock. In some cases, we may be responsible for continuing development of a product candidate or research program under a collaboration, and the payments we receive from our partner may be insufficient to cover the cost of this development or may result in a dispute between the parties. Moreover, collaborations and sales and marketing arrangements are complex and time consuming to negotiate, document and implement, and they may require substantial resources to maintain, which may be detrimental to the development of our other product candidates.

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

We are also aware of several companies developing therapeutic product candidates for the treatment of IBD, including, but not limited to AbbVie, Allergan, Atlantic Healthcare Plc, Aprogen (biosimilar TNF-α antibody in Phase 3) Arena Pharmaceuticals, Inc., AstraZeneca, Biogen, Boehringer Ingelheim (adalimumab biosimilar in Pre-Registration), Bristol-Myers Squibb, Celgene (mongersen sodium and ozanimod hydrochloride in Phase 3 clinical trials), Eli Lilly and Company, Galapagos/Gilead (filgotinib in Phase 3), Lycera Corp., Mitsubishi Tanabe Pharma Corporation, Pfizer (tofacitinib citrate in Pre-Registration), Roche/Genentech (etrolizumab in Phase 3), Samsung Bioepis (adalimumab biosimilar in Pre-Registration), Sandoz (adalimumab biosimilar in Phase 3), Shire/Pfizer (PF-00547659), and UCB S.A.

We believe our principal competition in the treatment of chronic iron overload disorders, such as beta-thalassemia, myelodysplastic syndromes will come from other pipeline products being developed by companies such as Acceleron (luspatercept in Phase 3), bluebird bio (LentiGlobin in Phase 3), Bristol-Myers Squibb, Emmaus Medical (glutamine in pre-registration), Gilead, Global Blood Therapeutics, Inc., La Jolla Pharmaceutical and Novartis AG, among others. We believe competition will also include approved iron chelation therapies that have been developed by Novartis AG and Apotex, among others.

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

We have not yet negotiated our agreement with Janssen specifying all of the terms of our Co-Detailing Option and would need to develop our own internal sales force.

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

We currently do not have a marketing or sales organization for the marketing, sales and distribution of pharmaceutical products. In order to commercialize any peptide-based product candidates that receive marketing approval, we would have to build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In the event of successful development of any of our product candidates, we may elect to build a targeted specialty sales force which will be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. With respect to our peptide-

based product candidates, we may choose to partner with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, and in the case of the Janssen License and Collaboration Agreement, we may elect to exercise our Co-Detailing Option, which would require us to establish a U.S. sales team. If we are unable to enter into collaborations with third parties for the commercialization of approved products, if any, on acceptable terms or at all, or if any such partner does not devote sufficient resources to the commercialization of our product or otherwise fails in commercialization efforts, we may not be able to successfully commercialize any of our peptide-based product candidates that receive regulatory approval. If we are not successful in commercializing our peptide-based product candidates, either on our own or through collaborations with one or more third parties, our future revenue will be materially and adversely impacted.

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

Because we have limited financial and managerial resources, we have focused on research programs and product candidates on the discovery and development of PTG-100 and PTG-200, GI-restricted drugs that target the same biological pathways as currently marketed injectable antibody drugs for the treatment of IBD and the development of PTG-300 for treatment of anemia associated with certain rare blood disorders. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration partnerships, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;

•

the federal false claims laws, including the False Claims Act, which impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious, or fraudulent; knowingly making, using, or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the government; or knowingly making, using, or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government; in addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, which also imposes obligations, including mandatory contractual terms, on HIPAA-covered entities and their business associates with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal civil monetary penalties statute, which prohibits, among other things, the offering or giving of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a Federal or state governmental program;

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to certain payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, integrity oversight and reporting obligations, exclusion from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If, and to the extent that, Janssen or we are unable to comply with these regulations, our ability to earn potential royalties from worldwide net sales of PTG-200 would be materially and adversely impacted. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. The imposition of any of these penalties or other commercial limitations could negatively impact our collaboration with Janssen or cause Janssen to terminate the Janssen License and Collaboration Agreement, either of which would materially and adversely affect our business, financial condition and results of operations.

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
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (70% commencing January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries under their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the current administration to repeal or replace certain aspects of the ACA. Since January 2017, the President has signed two Executive Orders and other directives designed to delay the implementation of any certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, the President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated fees under the ACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Congress may consider other legislation to repeal or replace other elements of the ACA

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027 unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period in which the government may recover overpayments to providers from three to five years. In addition, recently there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their commercial products. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates, if approved.

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the current administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the current administration have both stated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical and regulatory personnel. We are highly dependent on our existing senior management team, especially Dinesh V. Patel, Ph.D., our President and Chief Executive Officer, David Y. Liu, Ph.D., our Chief Scientific Officer and Head of Research and Development, Richard S. Shames, M.D., our Chief Medical Officer, and Tom O’Neil, our Chief Financial Officer. In order to induce valuable employees to continue their employment with us, we have provided stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to maintain retention incentives or counteract more lucrative offers from other companies. All of our employees may terminate their employment with us at any time, with or without notice. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements would harm our research and development efforts, our collaboration efforts, as well as our business, financial condition and prospects. Our success also depends on our ability to continue to attract, retain and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing and management training and skills.

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

As of December  31, 2017, we had 55 full-time employees, including 44 employees engaged in research and development. As our development and commercialization plans and strategies develop and operate as a public company, we expect to need additional managerial, operational, scientific, sales, marketing, development, regulatory, manufacturing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. The size and complexity of our internal computer systems and those of our CROs, contract manufacturers, collaboration partner, and other third parties on which we rely may make them potentially vulnerable to breakdown, telecommunications and electrical failures, malicious intrusion and computer viruses that may result in the impairment of key business processes. In addition, our systems are potentially vulnerable to data security breaches-whether by employees or others-that may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property or could lead to the public exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients, and others. A data security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. If we are unable to prevent such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Any such disruptions and breaches of security could have a material adverse effect on the development of our product candidates as well as our business and financial condition.

Our insurance policies are expensive and only protect us from some business risks, which will leave us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, employment practices liability, property, cyber, auto liability, workers’ compensation, clinical trial, products liability and directors’ and officers’ insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage to insure risks which could arise from our operations. Any significant uninsured losses or liabilities may require us to pay substantial amounts from corporate cash intended to fund operations, which would adversely affect our financial position and results of operations.

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

We currently conduct, and intend to continue to conduct, a substantial portion of the clinical trials for our product candidates outside of the United States. If approved, we may commercialize our product candidates abroad. We will thus be subject to the risks of doing business outside of the United States.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries may cause us to price our tablet vaccine candidates on less favorable terms than we currently anticipate. In many countries, particularly the countries of the European Union, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our peptide-based product candidates to other available therapies. In general, the prices of products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our peptide-based product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

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

While we hold issued patents and have filed patent applications to protect certain aspects of our product candidates, we also rely on trade secret protection and confidentiality agreements to protect proprietary scientific, business and technical information and know-how that is not or may not be patentable or that we elect not to patent. For example, we primarily rely on trade secrets and confidentiality agreements to protect our peptide therapeutics technology platform. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

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

Competitors may infringe our issued patents or any patents issued as a result of our pending or future patent applications. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable or may refuse to stop the other party in such infringement proceeding from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly, and could put any of our patent applications at risk of not yielding an issued patent.

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

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its first effective filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from generic medications. For example, our granted U.S. patents covering PTG-100 and PTG-200 expire in 2035, and our granted U.S. patent covering PTG-300 expires in 2034. In addition, although upon issuance in the United States the life of a patent can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent life to protect our products, our business and results of operations will be adversely affected.

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

On September 26, 2017, Medical Diagnostic Laboratories, LLC (“MDL”) filed a lawsuit for alleged infringement of U.S. Patent No. 8,946,150 (“the ’150 patent”) by Protagonist’s polypeptide PTG-200 (the “Complaint”).  We have licensed PTG-200 to Janssen Biotech, Inc. for clinical development.  On December 1, 2017, we filed a motion to dismiss the case, urging that all of our activities, as described in the Complaint, fall within the safe harbor of 35 U.S.C. 271(e)(1) – precluding infringement for FDA-research related activities.  On February 7, 2018, our motion to dismiss the case was granted by the U.S. District Court for the Northern District of California.  This case is described in further detail below in Item 3. “Legal Proceedings”.  If further actions occur and we fail in defending any such claims, in addition to paying monetary damages, we may be enjoined from marketing PTG-200 and other IL-23 inhibitor compounds. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:

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

The trading price of our common stock has been, and is likely to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K, these factors include, but are not limited to:

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

Neither we nor our independent registered public accounting firm has performed or was required to perform an evaluation of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We have taken steps to remediate the material weaknesses, including increasing the depth and experience within our accounting and finance organization, and implemented an approval process related to manual journal entries and the related supporting journal entry calculations. In addition, we continued to work on designing and implementing additional improved processes and internal controls. We have completed the implementation of this plan as of December 31, 2017,  and management determined that we have remediated the material weaknesses as of December 31, 2017. We can give no assurance that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal controls over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. At December 31, 2017, we had outstanding a total of 21,088,306 shares of common stock, notwithstanding any potential exercises of outstanding options and issuance of shares under the employee stock purchase plan.

If additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Any sales of securities by our stockholders could have an adverse effect on the trading price of our common stock. In addition, in the future we may issue common stock or other securities, including any sale of up to $50.0 million worth of shares of our common stock pursuant to our sales agreement with Cantor Fitzgerald & Co. (the “Sales Agreement”). our Sales Agreement, if we need to raise additional capital. The number of shares of our new common stock issued in connection with raising additional capital could constitute a material portion of our then outstanding common stock.

If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, including any sale of up to $50.0 million worth of shares of our common stock pursuant to the Sales Agreement, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, new tax legislation (the “Tax Act”) was enacted which significantly changes the Internal Revenue Code, as amended (the “Code”). The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; limitation of the tax deduction for interest expense to 30% of adjusted earnings; for net operating losses generated after 2017, limitation of the deduction to 80% of current year taxable income, indefinite carryforward of net operating losses and elimination of net operating loss carrybacks; changes in the treatment of offshore earnings regardless of whether they are repatriated; mandatory capitalization of research and development expenses beginning in 2022; immediate deductions for certain new investments instead of deductions for depreciation expense over time; further deduction limits on executive compensation; and modifying, repealing and creating many other business deductions and credits, including the reduction in the orphan drug credit from 50% to 25% of qualifying expenditures. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. This annual report does not discuss any such tax legislation or the manner in which it might affect us or our stockholders in the future. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Based on a review of our equity transactions since inception, we believe a portion of our net operating loss carryforwards and credit carryforwards may be limited due to an equity financing that occurred in 2015. We may experience ownership changes in the future or subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2017, we had federal net operating loss carryforwards of approximately $79.2 million that could be limited if we have experienced, or if in the future we experience, an ownership change, which could have an adverse effect on our future results of operations.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

We lease approximately 42,877 square feet of office and laboratory space in Newark, California under a lease agreement that expires in May 2024. We believe that our existing facilities are adequate to meet our business needs for at least the next 12 months and that additional space will be available on commercially reasonable terms, if required.

Item 3.Legal Proceedings

We may become subject to litigation and claims arising in the ordinary course of business, including the matter described below.

On September 26, 2017, Medical Diagnostic Laboratories, LLC (“MDL”) filed a lawsuit for alleged infringement of U.S. Patent No. 8,946,150 (“the ’150 patent”) by Protagonist’s polypeptide PTG-200 (the “Complaint”).  We have licensed PTG-200 to Janssen Biotech, Inc. for clinical development.  On December 1, 2017, we filed a motion to dismiss the case, urging that all of our activities, as described in the Complaint, fall within the safe harbor of 35 U.S.C. 271(e)(1) – precluding infringement for FDA-research related activities.  On February 7, 2018, our motion to dismiss the case was granted by the U.S. District Court for the Northern District of California.  The Court dismissed the case without prejudice to MDL attempting to amend its Complaint within thirty days to attempt to allege new facts that would support a case or suing in the future when commercial activity is imminent or concrete.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The Nasdaq Global Market on August 11, 2016 and trades under the symbol “PTGX.” Prior to such time, there was no public market for our common stock. The following table sets forth the range of high and low quarterly sales prices per share of our common stock for the periods noted, as reported on The Nasdaq Global Market:

	Prices
	High	Low
2017
First Quarter	$22.50	$12.10
Second Quarter	$14.85	$8.00
Third Quarter	$18.37	$10.26
Fourth Quarter	$21.31	$14.10

2016
Third Quarter (from August 11, 2016)	$22.56	$10.02
Fourth Quarter	$26.36	$17.45

On February 28, 2018, the last reported sale price on The Nasdaq Global Market for our common stock was $16.95.

Stockholders

As of the close of business on February 28, 2018, there were 7 stockholders of record of our common stock. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, or corporations, or other entities identified in security listings maintained by depositories.

Dividend Policy

We have never declared or paid any cash dividends. We currently expect to retain all future earnings, if any, for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

Performance Graph

The following is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing we make under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing. The graph below matches shows the cumulative total stockholder return assuming the investment on the date specified in each of our common stock, the Nasdaq Composite Index, the Nasdaq Biotechnology Index, and the Nasdaq Pharmaceutical Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from August 11, 2016 to December 31, 2017.

	8/11/2016	9/30/2016	12/31/2016	3/31/2017	6/30/2017	9/30/2017	12/31/2017
Protagonist Therapeutics, Inc.	$100.00	$180.60	$187.95	$109.49	$96.67	$151.03	$177.78
Nasdaq Composite	$100.00	$102.96	$104.15	$114.76	$119.50	$126.54	$134.81
Nasdaq Biotechnology	$100.00	$99.61	$92.23	$101.02	$105.80	$114.25	$108.02
Nasdaq Pharmaceutical	$100.00	$98.65	$91.21	$98.28	$103.23	$111.19	$103.69

*  The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Sale of Unregistered Securities

None.

Repurchases of Shares or of Company Equity Securities

None.

Use of Proceeds from our Public Offering of Common Stock

On August 16, 2016, we closed our initial public offering (“IPO”) and issued and sold 7,500,000 shares of our common stock at an initial offering price of $12.00 per share (File Nos. 333-212476 and 333-213071). We received an aggregate of $83.6 million in cash, net of underwriting discounts and commissions, after deducting offering costs. In addition, at the closing of the IPO, all outstanding shares of the redeemable convertible preferred stock converted into

8,577,571 shares of common stock. In September 2016, we issued and sold an additional 252,972 shares of our common stock at a price of $12.00 per share following the underwriters’ exercise of their option to purchase additional shares.

Leerink Partners LLC, Barclays Capital Inc. and BMO Capital Markets Corp. acted as the underwriters. Shares of the Company’s common stock began trading on the Nasdaq Global Market on August 11, 2016. The shares were registered under the Securities Act on registration statements on Form S-1 (File Nos. 333-212476 and 333-213071). There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on August 10, 2016.

Item 6.Selected Financial Data

The following selected consolidated statement of operations data for the years ended December 31, 2017,  2016, and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated statement of operations data for the year ended December 31, 2014 and the consolidated balance sheet data at December 31, 2015 and 2014 have been derived from our audited consolidated financial statements which are not included in this report. The data set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in this Annual Report on Form 10‑K to fully understand factors that may affect the comparability of the information presented below:

	Year Ended December 31,
	2017	2016	2015	2014
	(In thousands, except for share and per share data)
Consolidated Statement of Operations Data:
License and collaboration revenue - related party	$20,063	$—	$—	$—
Operating expenses:
Research and development	46,181	25,705	11,831	7,459
General and administrative	11,779	6,961	2,963	1,860
Total operating expenses	57,960	32,666	14,794	9,319
Loss from operations	(37,897)	(32,666)	(14,794)	(9,319)
Interest income	940	242	19	16
Change in fair value of redeemable convertible preferred stock tranche and warrant liabilities	—	(4,719)	(83)	(1,769)
Other expense	—	(34)	—	—
Net loss	$(36,957)	$(37,177)	$(14,858)	$(11,072)
Net loss attributable to common stockholders	$(36,957)	$(37,735)	$(14,933)	$(11,218)
Net loss per share attributable to common stockholders, basic and diluted	$(2.09)	$(5.80)	$(59.32)	$(49.38)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	17,694,505	6,501,796	251,717	227,197

	December 31,
	2017	2016	2015	2014
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$155,459	$87,749	$11,923	$9,324
Working capital	108,392	76,809	11,080	8,563
Total assets	163,734	93,990	14,845	10,328
Deferred revenue - related party	31,752	—	—	—
Redeemable convertible preferred stock tranche liability	—	—	1,643	—
Redeemable convertible preferred stock warrant liability	—	—	480	1,023
Redeemable convertible preferred stock	—	—	36,996	20,576
Accumulated deficit	(101,550)	(64,593)	(27,416)	(12,558)
Total stockholders’ equity (deficit)	120,632	87,555	(27,400)	(12,621)

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical stage biopharmaceutical company with a proprietary technology platform that enables the discovery and development of novel constrained peptide-based drug candidates that address significant unmet medical needs.  Our product candidates are designed to affect critical steps in the biological pathways of particular diseases, for example, by blocking protein-protein interactions. We believe our peptide-based approach has advantages over alternative approaches such as small molecules and antibodies.  Two of our clinical stage product candidates, PTG-100 and PTG-200, are potential first-in-class oral drugs that block biological pathways currently targeted by marketed injectable antibody drugs and offer targeted delivery to the gastrointestinal (“GI”) tissue compartment. We believe that, as compared to antibody drugs, these product candidates have the potential to provide improved safety due to minimal exposure in the blood, increased convenience and compliance due to oral delivery, and the opportunity for the earlier introduction of targeted therapy.  As a result, if approved, they may transform the existing treatment paradigm for inflammatory bowel disease (“IBD”), a GI disease consisting primarily of ulcerative colitis (“UC”), and Crohn’s disease (“CD”).  Our third clinical stage product candidate, PTG-300, mimics the effect of the hormone hepcidin and has the potential to treat the anemia caused by certain rare blood disorders.

PTG-100, a potential first-in-class oral, alpha-4-beta-7 (“α4β7”) integrin antagonist, is currently in a global Phase 2b clinical trial for the treatment of moderate-to-severe UC that is anticipated to randomize approximately 240 patients at approximately 100 clinical sites. We anticipate conducting an interim futility analysis in the first quarter of 2018 and reporting top-line results in the fourth quarter of 2018. If this trial is successful, we anticipate conducting end-of-Phase 2 meetings with global health authorities and initiating pivotal clinical development programs in both UC and CD in 2019.  We also anticipate developing PTG-100 for the treatment of chronic pouchitis, a GI condition that occurs in many post-surgical IBD patients. We have completed a pre-Investigational New Drug (“IND”) meeting with the FDA regarding the development pathway for PTG-100 in this indication and anticipate proceeding with clinical development activities pending a successful outcome of the Phase 2b futility analysis.

PTG-200 is a potential first-in-class oral Interleukin-23 receptor (“IL-23R”) antagonist for the treatment of IBD. It is currently in a Phase 1 healthy volunteer clinical study that was initiated in the fourth quarter of 2017. We have entered into a worldwide license and collaboration agreement with Janssen Biotech, Inc. (“Janssen”), a Johnson and Johnson company, to co-develop and co-detail PTG-200 for all indications, including IBD. See the section below titled “Janssen License and Collaboration Agreement” for additional information.

Our novel peptides have potential applicability in a wide range of therapeutic areas in addition to GI diseases.  Our third product candidate, PTG-300, is a mimic of the hormone hepcidin that we are developing for the treatment of anemia in certain rare blood disorders, with an initial focus on beta-thalassemia. In the fourth quarter of 2017, we completed a successful Phase 1 study of PTG-300 in healthy volunteers which established pharmaceutical proof of concept. In 2018, we anticipate filing an IND in the United States and related clinical trial applications outside the United States and initiating a Phase 2 study of PTG-300 in patients with beta-thalassemia. PTG-300 has received an orphan drug designation from the FDA for the treatment of beta-thalassemia.

In addition, we continue to use our peptide technology platform to discover product candidates against targets in disease areas with significant unmet medical needs. In 2018, we anticipate initiating IND-enabling studies for a fourth product candidate, an oral peptide targeting a GI condition other than IBD.

We have not generated any revenue from product sales and we do not currently have any products approved for commercialization. We have never been profitable and have incurred net losses in each year since inception and we do not anticipate that we will achieve sustained profitability in the near term. Our net loss was $37.0 million, $37.2 million and $14.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $101.6 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development, including clinical development activities under the Janssen License and Collaboration Agreement, and as a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approval for, our product candidates.

In August 2016, we completed our initial public offering (“IPO”) of our common stock pursuant to which we issued 7,500,000 shares of our common stock at a price of $12.00 per share. In September 2016, we issued an additional 252,972 shares of our common stock at a price of $12.00 per share following the underwriters’ exercise of their option to purchase additional shares. We received an aggregate of $83.6 million in cash from the IPO, net of underwriting discounts and commissions, and after deducting offering costs paid by us.

In October 2017, we completed an underwritten public offering of our common stock pursuant to which we issued 3,530,000 shares of our common stock at a public offering price of $17.00 per share. In November 2017, we issued an additional 529,500 shares of our common stock at a price of $17.00 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs, were $64.5 million.

Janssen License and Collaboration Agreement

On May 26, 2017, we and Janssen Biotech, Inc., (“Janssen”), one of the Janssen Pharmaceutical Companies of Johnson & Johnson, entered into an exclusive license and collaboration agreement (the “Janssen License and Collaboration Agreement”) for the development, manufacture and commercialization of PTG-200 worldwide for the treatment of CD and UC. Janssen is a related party to us as Johnson & Johnson Innovation - JJDC, Inc., a significant shareholder of ours, and Janssen are both subsidiaries of Johnson and Johnson. The Janssen License and Collaboration Agreement became effective on July 13, 2017. Upon the effectiveness of the agreement, we became eligible for and received a non-refundable, upfront cash payment of $50.0 million from Janssen.

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

Revenue Recognition

Effective July 1, 2017, we adopted Accounting Standards Codification, or ASC Topic 606, Revenue from Contracts with Customers  (“ASC 606”) using the full retrospective transition method.  We did not have any effective contracts within the scope of this guidance prior to July 1, 2017. Accordingly, we did not elect to use any of the practical expedients permitted under the transition guidance, and the adoption had no impact on our previously reported financial position, results of operations or liquidity. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation.  We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct.  We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Up-front payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Amounts payable to us are recorded as accounts receivable when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Research and Development Costs

We record accrued expenses for estimated costs of our research and development activities conducted by third party service providers, which include the conduct of pre-clinical studies and clinical trials and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in accrued liabilities in the consolidated balance sheets and within research and development expense in the consolidated statements of operations. These costs are a significant component of our research and development expenses. We record accrued expenses for these costs based on factors such as estimates of the work completed and in accordance with agreements established with these third party service providers.

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

For the years ended December 31, 2017, 2016, and 2015, stock-based compensation expense was $4.2 million, $2.1 million and $99,000, respectively. As of December 31, 2017, we had $10.7 million of total unrecognized stock-based compensation costs, which we expect to recognize over a weighted-average period of 2.46 years.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that all or some portion of a deferred tax asset will not be realized.

As of December 31, 2017, our total gross deferred tax assets were $25.9 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating loss and tax credit carryforwards. As of December 31, 2017, our net operating loss carryforwards for federal income tax purposes of $79.2 million which are available to offset future taxable income, if any, through 2033 and net operating loss carryforwards for state income tax purposes of approximately $68.0 million which are available to offset future taxable income, if any, through 2033. As of December 31, 2017, we also had accumulated Australian tax losses of $10.4 million available for carry forward against future earnings, which under relevant tax laws do not expire but may not be available under certain circumstances.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

The reduction of the corporate tax rate under the Tax Act is effective January 1, 2018. Consequently, we have recorded a decrease in net deferred tax assets of $11.5 million, with a corresponding adjustment to the valuation allowance of $11.5 million, for the year ended December 31, 2017. The state deferred tax effect on federal deferred tax assets has been calculated using 79% rather than the previous 66% federal benefit. The increase in deferred tax assets has been offset against an increase to the valuation allowance.

The Deemed Repatriation Transition Tax, (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Since Protagonist Pty Ltd., our foreign subsidiary, has a cumulative deficit in E&P, there is no Transition Tax to be included in the December 31, 2017 tax provision.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the tax effect of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act’s enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes  (“ASC 740”). In accordance with SAB 118, we must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that our accounting for certain income tax effects of the Tax Act is incomplete, but we are able to determine a reasonable estimate, we must record a provisional estimate in our consolidated financial statements. If we cannot determine a provisional estimate to be included in our consolidated financial statements, we should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The amounts of the tax effects related to the Tax Act described in the paragraphs above represent our reasonable estimates and are provisional amounts within the meaning of SAB 118. The provisional transition tax at zero has been determined based on the cumulative deficit foreign E&P as of the relevant measurement date. Any change in such estimate during the measurement period should have no impact on our financial statements. Also, it is expected that the U.S. Treasury will issue regulations and other guidance on the application of certain provisions of the Tax Act. In subsequent periods, but within the measurement period, we will analyze that guidance and other necessary information to refine our estimates and complete our accounting for the tax effects of the Tax Act as necessary.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code (the “Code”), and similar state provisions. These ownership change limitations may limit the amount of net operating loss carryforwards and other tax attributes that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points (by value) of the outstanding stock of a company by certain stockholders. Based on a review of our equity transactions since inception, we believe a portion of our net operating loss carryforwards and credit carryforwards may be limited due to an equity financing that occurred in 2015.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements applicable to us is included in the notes to our consolidated financial statements included elsewhere in this Annual Report.

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

Specifically, our development, manufacturing and commercialization license can provide benefit to Janssen only in combination with our development services in the Phase 1 study. The intellectual property (“IP”) related to the peptide technology platform, which is proprietary to us, is the foundation for the development activities related to the treatment for CD. The compound supply services are a necessary and integral part of the development services as they could only be conducted utilizing the outcomes of these services. Given the development services under the Janssen Collaboration Agreement are expected to involve significant further development of the initial IP, we have concluded that the development and compound supply services are not distinct from the license, and thus the license, development services and compound supply services are combined into a single performance obligation. The nature of the combined performance obligation is to provide development and compound supply services to Janssen under the arrangement.

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

We determined that the transaction price of the Janssen License and Collaboration Agreement was $53.9 million as of December 31, 2017, a decrease of $0.4 million from the transaction price of $54.3 million that was determined at September 30, 2017. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. We determined that the $50.0 million upfront payment, the $25.0 million payment payable upon filing of the Phase 2 IND, which is fully constrained as of December 31, 2017, and $3.9 million of estimated variable consideration for cost-sharing payments from Janssen for agreed upon services related to Phase 2 activities constituted consideration to be included in the transaction price, which is to be allocated to the combined performance obligation. The decrease in the transaction price from September 30, 2017 was due to a decrease in variable consideration related to compound supply services. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

As part of the evaluation for determining that the $25.0 million payment upon filing of Phase 2 IND is fully constrained as of December 31, 2017, we considered several factors, including the stage of development of PTG-200 and that achievement of the milestone is outside of our control, and concluded that the filing of the Phase 2 IND is not probable at this time. If and when the filing of the Phase 2 IND becomes probable, the $25.0 million payment will be constrained by contra revenue amounts for payments that we expect to make for 20% of the cost of Phase 2 activities to be performed by Janssen. The additional potential development, regulatory and sales milestone payments of up to an aggregate of $590.0 million after the completion of Phase 2a activities that we are eligible to receive are outside the contract term and as such have been excluded from the transaction price. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Janssen and therefore have also been excluded from the transaction price. At the end of each reporting period, we will update our assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

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

In summary, the license, the development activities for Phase 1 activities and the agreed upon services for Phase 2 activities are combined as one performance obligation that will be performed over the duration of the contract, which is from the effective date of the Janssen License and Collaboration Agreement through to the completion of Phase 2a activities. Since we have determined that the combined performance obligation is satisfied over time, ASC 606 requires us to select a single revenue recognition method for the performance obligation that faithfully depicts our performance in transferring control of the services. The guidance allows entities to choose between two methods to measure its progress toward complete satisfaction of a performance obligation:

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

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred unless there is an alternative future use in other research and development projects or otherwise. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when payment has been made.  In instances where we enter into agreements with third parties to provide research and development services to us, costs are expensed as services are performed.  Amounts due under such arrangements may be either fixed fee or fee for service and may include upfront payments, monthly payments, and payments upon the completion of milestones or the receipt of deliverables.

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

We allocate direct costs and indirect costs incurred to product candidates when they enter clinical development. For product candidates in clinical development, direct costs consist primarily of clinical, pre-clinical, and drug discovery costs, costs of supplying drug substance and drug product for use in clinical and pre-clinical studies, including clinical manufacturing costs, contract research organization fees, and other contracted services pertaining to specific clinical and pre-clinical studies.  Indirect costs allocated to our product candidates on a program specific basis include research and development employee salaries, benefits, and stock-based compensation, and indirect overhead and other administrative support costs. Program-specific costs are unallocated when the clinical expenses are incurred for our early stage research and drug discovery projects, our internal resources, employees and infrastructure are not tied to any one research or drug discovery project and are typically deployed across multiple projects. As such, we do not provide financial information regarding the costs incurred for early stage pre-clinical and drug discovery programs on a program-specific basis prior to the clinical development stage. We initiated a Phase 1 clinical study of PTG-300 during the second quarter of 2017. We have presented separately in the table below costs associated with the PTG-300 program beginning in June 2017. We initiated a Phase 1 clinical study of PTG-200 during the fourth quarter of 2017. We have presented separately in the table below costs associated with the PTG-200 program beginning in December 2017. Our development and compound supply expenses incurred under the Janssen License and Collaboration Agreement prior to December 2017 are included in pre-clinical and drug discovery research expense.

The following table summarizes our research and development expenses incurred during the respective periods:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Clinical and development expense — PTG-100	$25,825	$17,738	$1,563
Clinical and development expense — PTG-200	2,079	—	—
Clinical and development expense — PTG-300	4,246	—	—
Pre-clinical and drug discovery research expense	15,292	11,849	11,159
Milestone payment obligation to former collaboration partner	250	250	—
Less: Reimbursement of expenses under grants and incentives	(1,511)	(4,132)	(891)
Total research and development expenses	$46,181	$25,705	$11,831

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

Results of Operations

Comparison of the year ended December 31, 2017 and 2016

	Year Ended
	December 31,		Dollar	%
	2017	2016	Change	Change
	(Dollars in thousands)
License and collaboration revenue - related party	$20,063	$—	$20,063	100
Operating expenses:
Research and development (1)	46,181	25,705	$20,476	80
General and administrative (2)	11,779	6,961	4,818	69
Total operating expenses	57,960	32,666	25,294	77
Loss from operations	(37,897)	(32,666)	(5,231)	16
Interest income	940	242	698	288
Change in fair value of redeemable convertible preferred stock tranche and warrant liabilities	—	(4,719)	4,719	*
Other expense	—	(34)	34	*
Net loss	$(36,957)	$(37,177)	$220	1

(1) Includes $2.0 million and $1.1 million of non-cash stock-based compensation expense for the year ended December 31, 2017 and 2016, respectively.

(2) Includes $2.2 million and $1.0 million of non-cash stock-based compensation expense for the year ended December 31, 2017 and 2016, respectively.

*Percentage not meaningful

License and Collaboration Revenue

For the year ended December 31, 2017, we recognized $20.1 million as license and collaboration revenue under the Janssen License and Collaboration Agreement. This amount included $19.0 million of the transaction price for the Janssen License and Collaboration Agreement recognized based on proportional performance as measured by actual costs incurred as a percentage of budgeted costs, and $1.1 million for other services related to Phase 2 activities performed by us on behalf of Janssen that are not included in the performance obligations identified under the Janssen License and Collaboration Agreement. We did not recognize any license and collaboration revenue during the year ended December 31, 2016.

Deferred revenue related to the Janssen License and Collaboration Agreement was $31.8 million as of December 31, 2017 and was comprised of the $50.0 million upfront payment and $0.7 million of cost sharing payments from Janssen for agreed upon services for Phase 2 activities, less $19.0 million of license and collaboration revenue recognized under the contract. We recorded a $1.8 million receivable from collaboration partner as of December 31, 2017 for cost sharing amounts payable from Janssen.

Research and Development Expenses

Research and development expenses increased $20.5 million, or 80%, from $25.7 million for the year ended December 31, 2016, to $46.2 million for the year ended December 31, 2017. The increase was primarily due to an increase of $8.1 million in PTG-100 clinical trial and development expenses,  $2.1 million for PTG-200 Phase 1 clinical trial and development expenses, $4.2 million for PTG-300 Phase 1 clinical trial and development expenses, an increase of $3.5 million in pre-clinical and discovery research expense, including pre-clinical development activities for PTG-200, PTG-300 and our other product candidates, and a decrease of $2.6 million in expense reimbursement under grants and incentives. Research and development expenses for the year ended December 31, 2017 include an increase in personnel costs due to increased research and development headcount from 27 employees at December 31, 2016 to 44 employees at December 31, 2017.

General and Administrative Expenses

General and administrative expenses increased $4.8 million, or 69%, from $7.0 million for the year ended December 31, 2016, to $11.8 million for the year ended December 31, 2017. The increase was primarily due to an increase of $2.7 million in personnel costs to support the growth of our operations and increases of $1.1 million in professional service fees and $1.0 million in consulting and contracted labor expenses due to the growth of our operations and operating as a public company.

Interest Income

Interest income increased $0.7 million, or 288%, from $0.2 million for the year ended December 31, 2016 to $0.9 million for the year ended December 31, 2017. The increase was primarily due to the investment of funds from our IPO in August 2016, the $50.0 million upfront payment from Janssen during the third quarter of 2017, and funds from our follow-on public offering of common stock during the fourth quarter of 2017.

Change in Fair Value of Redeemable Convertible Preferred Stock Tranche and Warrant Liabilities

The change in estimated fair value associated with redeemable convertible preferred stock tranche and warrant liabilities was a charge of $4.7 million for the year ended December 31, 2016 due to the settlement of Series C redeemable convertible preferred stock tranche liability in March 2016 and the fair value remeasurement of the outstanding warrant liability. There were no such items for the year ended December 31, 2017.

Comparison of the years ended December 31, 2016 and 2015

	Year Ended
	December 31,		Dollar	%
	2016	2015	Change	Change
	(Dollars in thousands)
Operating expenses:
Research and development (1)	$25,705	$11,831	$13,874	117
General and administrative (2)	6,961	2,963	3,998	135
Total operating expenses	32,666	14,794	17,872	121
Loss from operations	(32,666)	(14,794)	(17,872)	121
Interest income	242	19	223	*
Change in fair value of redeemable convertible preferred stock tranche and warrant liabilities	(4,719)	(83)	(4,636)	*
Other expense	(34)	—	(34)	100
Net loss	$(37,177)	$(14,858)	$(22,319)	150

(1) Includes $1.1 million and $39,000 of non-cash stock-based compensation expense for the year ended December 31, 2016 and 2015, respectively.

(2) Includes $1.0 million and $60,000 of non-cash stock-based compensation expense for the year ended December 31, 2016 and 2015, respectively.

*Percentage not meaningful

Research and Development Expenses

Research and development expenses increased $13.9 million, or 117%, from $11.8 million for the year ended December 31, 2015 to $25.7 million for the year ended December 31, 2016. The increase was primarily due to an increase of $6.5 million related to contract manufacturing activities for PTG‑100 clinical trials and other product candidate studies, an increase of $2.8 million in costs for third party consultants, an increase of $2.7 million in pre-clinical activities for our product candidates, an increase of $2.6 million in salaries and employee-related expense due to an increase in headcount, an increase of $1.9 million in PTG‑100 Phase 1 clinical trials and other related studies, an increase of $0.3 million due to achieving certain development milestones in a prior collaboration agreement related to the initiation of preclinical development studies on PTG‑300 and an increase of $0.3 million in facility expenses. The increases were partially offset by an increase of $3.3 million in government programs recognized as a reduction of research and development expenses, primarily due to the increase in our Australian research and development tax incentive including the recognition of amounts related to overseas finding that are no longer deemed to be at risk of clawback and funds earned under the Small Business Research grant awards.

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

Liquidity and Capital Resources

Liquidity and Capital Expenditures

As of December 31, 2017, we had $155.5 million of cash, cash equivalents and available-for-sale securities and an accumulated deficit of $101.6 million. Our operations have been financed by net proceeds from the sale of shares of our capital stock and revenue from the Janssen License and Collaboration Agreement. During the third quarter of 2017 we became eligible for and received a non-refundable, upfront cash payment of $50.0 million from Janssen.

In September 2017, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (File No. 333-220314), effective as of October 5, 2017, which permits the offering, issuance, and sale by us of up to a maximum aggregate offering price of $200.0 million of our common stock.  Up to a maximum of $50.0 million of the maximum aggregate offering price of $200.0 million may be issued and sold pursuant to an at-the-market financing facility under a sales agreement with Cantor Fitzgerald & Co. (the “Sales Agreement”).

As of the filing of this Annual Report, we have not sold any shares of our common stock pursuant to the Sales Agreement. In October 2017,  we completed an underwritten public offering of 3,530,000 shares of our common stock at a public offering price of $17.00 per share. In November 2017, we issued an additional 529,500 shares of our common stock at a price of $17.00 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs, were $64.5 million. As of the filing of this Annual Report, up to a maximum aggregate offering price of $131.0 million of our common stock may be offered, issued and sold by us under our registration statement on Form S-3.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe, based on our current operating plan and expected expenditures, that our existing cash, cash equivalents and available-for-sale securities will be sufficient to meet our anticipated operating and capital expenditure requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. If our planned pre-clinical and clinical trials are successful, or our other product candidates enter clinical trials or advance beyond the discovery stage, we will need to raise additional capital in order to further advance our product candidates towards potential regulatory approval. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing, but such financing may not be available at terms acceptable to us, if at all. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

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

Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. Further, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development activities. If we do raise additional capital through public or private equity offerings or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We currently have no credit facility and, with the exception of payments we may receive under the Janssen License and Collaboration Agreement, we do not currently have any commitments for future external financing. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated product development programs.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash provided by (used in) operating activities	$3,872	$(29,972)	$(14,385)
Cash provided by (used in) investing activities	15,823	(59,328)	(8,264)
Cash provided by financing activities	65,554	106,307	17,419

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2017 was $3.9 million, consisting of a net change of $35.6 million in net operating assets and liabilities and non-cash charges of $5.3 million, partially offset by our net loss of $37.0 million. The change in net operating assets and liabilities was due primarily to an increase of $31.8 million in deferred revenue related to the Janssen License and Collaboration Agreement, an increase of $4.8 million in accounts payable and accrued expenses related primarily to an increase in research and development activities and other general and administrative professional services and a decrease of $1.1 million in the Australian research and development tax incentive receivable,  partially offset by an increase of $1.8 million in receivable from collaboration partner and an increase of $0.3 million in prepaid expenses and other assets. The non-cash charges were primarily comprised of $4.2 million of stock-based compensation, $0.7 million of net amortization of premium on available-for-sale securities and $0.4 million of depreciation and amortization.

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

Cash Flows from Investing Activities

Cash provided by investing activities for the year ended December 31, 2017 was $15.8 million, consisting of proceeds from maturities of available-for-sale securities of $56.0 million, partially offset by purchases of available-for-sale securities of $39.5 million and purchases of property and equipment of $0.7 million. Purchases of property and equipment were primarily related to purchases of scientific equipment.

Cash used in investing activities for the year ended December 31, 2016 was $59.3 million, consisting of purchases of available-for-sale securities of $73.2 million and purchases of property and equipment of $0.4 million, partially offset by proceeds from maturities of our available-for-sale securities of $14.2 million. Purchases of property and equipment were primarily related to the expansion of our laboratory and related equipment.

Cash used in investing activities for the year ended December 31, 2015 was $8.3 million, consisting of the purchase of available-for-sale securities of $7.9 million and our purchase of property and equipment of $0.4 million. Purchases of property and equipment were primarily related to the expansion of our laboratory and related equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2017 was $65.5 million, consisting of net proceeds of $64.5 million from our public offering of common stock and proceeds of $1.0 million from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan.

Cash provided by financing activities for the year ended December 31, 2016 was $106.3 million, consisting of net proceeds of $83.6 million from our initial public offering, net proceeds of $22.5 million from the issuance of redeemable convertible preferred stock and proceeds of $0.2 million from the issuance of common stock upon exercise of stock options.

Cash provided by financing activities for the year ended December 31, 2015 was primarily related to proceeds from the issuance of redeemable convertible preferred stock of $17.4 million.

Contractual Obligations and Other Commitments

In March 2017, we entered into a lease agreement for office and laboratory space in Newark, California. We relocated our operations to the new facility in May 2017. We provided the landlord with a $450,000 letter of credit collateralized by restricted cash as security deposit for the lease which expires in May 2024. Under the terms of the lease, we are responsible for certain taxes, insurance and maintenance expenses.

The following table summarizes our future minimum contractual obligations as of December 31, 2017:

	Payments Due by Period
	Less Than		More Than
Contractual Obligations:	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total
	(In thousands)
Operating lease obligations	$1,667	$3,941	$4,181	$3,106	$12,895
Total contractual obligations	$1,667	$3,941	$4,181	$3,106	$12,895

Potential Obligations Not Included in the Table Above

We enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for pre-clinical studies and other services and products for operating purposes, which are cancelable at any time by us, generally upon 30 to 60 days prior written notice. Future potential payments under these agreements are not included in the table above.

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

In October 2013, the collaboration program under our Research Collaboration and License Agreement with Zealand Pharma A/S (Zealand) was abandoned by Zealand. Pursuant to the terms of the agreement, we elected to assume the responsibility for the development and commercialization of the product candidate. Upon Zealand’s abandonment, Zealand assigned to us certain intellectual property arising from the collaboration and also granted us an exclusive license to certain background intellectual property rights of Zealand that relate to the products assumed by us. The nomination of PTG‑300 as a development candidate triggered a $250,000 payment from us to Zealand, which was recognized within research and development expense in our consolidated statement of operations for the year ended December 31, 2016. The initiation of a Phase 1 clinical trial for PTG-300 triggered a $250,000 payment from us to Zealand, which was recognized within research and development expense in our consolidated statement of operations for the year ended December 31, 2017. We have the right, but not the obligation, to further develop and commercialize the product candidate and, if we successfully develop and commercialize PTG‑300 without a partner, we will pay to Zealand up to an additional aggregate of $128.5 million for the achievement of certain development, regulatory and sales milestone events. In addition, we will pay to Zealand a low single digit royalty on worldwide net sales of the product. Future development, regulatory and sales payments to Zealand are not included in the table above as the timing and amounts of such payments are not determinable.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined under SEC rules, including the use of structured finance, special purpose entities or variable interest entities.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities.

We had $155.5 million and $87.7 million in cash, cash equivalents and available-for-sale securities at December 31, 2017 and December 31, 2016, respectively. Cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Available-for-sale securities consist of corporate bonds, commercial paper and government bonds. Short-term available-for-sale securities have maturities of greater than three months but no longer than 365 days as of the balance sheet date. Long-term available-for-sale securities have maturities of 365 days or longer as of the balance sheet date. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been material. We had no outstanding debt as of December 31, 2017.

Approximately $1.2 million and $1.9 million of our cash balance was located in Australia at December 31, 2017 and December 31, 2016, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on our results of operations.

Item 8.Financial Statements and Supplementary Data

PROTAGONIST THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Protagonist Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Protagonist Therapeutics, Inc. and its subsidiary as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 7, 2018

We have served as the Company’s auditor since 2015.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$106,029	$21,084
Restricted cash - current	10	10
Available-for-sale securities - current	37,972	56,515
Receivable from collaboration partner - related party	1,816	—
Research and development tax incentive receivable	1,347	2,241
Prepaid expenses and other current assets	3,773	3,394
Total current assets	150,947	83,244
Property and equipment, net	879	562
Restricted cash - noncurrent	450	—
Available-for-sale securities - noncurrent	11,458	10,150
Other assets	—	34
Total assets	$163,734	$93,990
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,257	$1,163
Accrued expenses and other payables	9,546	5,272
Deferred revenue - related party	31,752	—
Total current liabilities	42,555	6,435
Deferred rent - noncurrent	547	—
Total liabilities	43,102	6,435
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 90,000,000 shares authorized; 21,088,306 and 16,722,280 shares issued and outstanding as of December 31, 2017 and 2016, respectively	—	—
Additional paid-in capital	222,188	152,393
Accumulated other comprehensive loss	(6)	(245)
Accumulated deficit	(101,550)	(64,593)
Total stockholders’ equity	120,632	87,555
Total liabilities and stockholders’ equity	$163,734	$93,990

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015

License and collaboration revenue - related party	$20,063	$—	$—
Operating expenses:
Research and development	46,181	25,705	11,831
General and administrative	11,779	6,961	2,963
Total operating expenses	57,960	32,666	14,794
Loss from operations	(37,897)	(32,666)	(14,794)
Interest income	940	242	19
Change in fair value of redeemable convertible preferred stock tranche and warrant liabilities	—	(4,719)	(83)
Other expense	—	(34)	—
Net loss	$(36,957)	$(37,177)	$(14,858)
Net loss attributable to common stockholders	$(36,957)	$(37,735)	$(14,933)
Net loss per share attributable to common stockholders, basic and diluted	$(2.09)	$(5.80)	$(59.32)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	17,694,505	6,501,796	251,717

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(36,957)	$(37,177)	$(14,858)
Other comprehensive loss:
Gain (loss) on translation of foreign operations	298	(76)	3
Unrealized loss on available-for-sale securities	(59)	(67)	(5)
Comprehensive loss	$(36,718)	$(37,320)	$(14,860)

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

						Accumulated		Total
	Redeemable				Additional	Other		Stockholders’
	Convertible Preferred		Common		Paid-In	Comprehensive	Accumulated	Equity
	Stock		Stock		Capital	Gain (Loss)	Deficit	(Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	42,037,500	$20,576	228,557	$—	$37	$(100)	$(12,558)	$(12,621)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $138 and reclassification of $1,017 to redeemable convertible preferred stock tranche liability	35,147,617	16,345	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	75	—	—	(75)	—	—	(75)
Stock-based compensation expense	—	—	—	—	99	—	—	99
Issuance of common stock upon the exercise of options	—	—	43,852	—	57	—	—	57
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(14,858)	(14,858)
Balance at December 31, 2015	77,185,117	36,996	272,409	—	118	(102)	(27,416)	(27,400)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs	45,189,794	22,488	—	—	—	—	—	—
Settlement of fair value of redeemable convertible preferred stock tranche liability	—	5,837	—	—	—	—	—	—
Exercise of redeemable convertible preferred stock warrant liability	1,999,998	1,025	—	—	—	—	—	—
Accretion of redemption of convertible preferred stock to redemption value	—	558	—	—	(558)	—	—	(558)
Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	(124,374,909)	(66,904)	8,577,571	—	66,904	—	—	66,904
Issuance of common stock upon initial public offering, net of issuance costs	—	—	7,752,972	—	83,648	—	—	83,648
Stock-based compensation expense	—	—	—	—	2,130	—	—	2,130
Issuance of common stock upon the exercise of options	—	—	119,328	—	151	—	—	151
Other comprehensive loss	—	—	—	—	—	(143)	—	(143)
Net loss	—	—	—	—	—	—	(37,177)	(37,177)
Balance at December 31, 2016	—	—	16,722,280	—	152,393	(245)	(64,593)	87,555
Issuance of common stock upon public offering, net of issuance costs	—	—	4,059,500	—	64,547	—	—	64,547
Stock-based compensation expense	—	—	—	—	4,241	—	—	4,241
Issuance of common stock upon the exercise of options and purchases under employee stock purchase plan	—	—	306,526	—	1,007	—	—	1,007
Other comprehensive gain	—	—	—	—	—	239	—	239
Net loss	—	—	—	—	—	—	(36,957)	(36,957)
Balance at December 31, 2017	—	$—	21,088,306	$—	$222,188	$(6)	$(101,550)	$120,632

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,957)	$(37,177)	$(14,858)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	4,241	2,130	99
Net amortization of premium on available-for-sale securities	687	117	(8)
Depreciation and amortization	406	317	247
(Gain) loss on disposal of property and equipment	(62)	34	—
Change in fair value associated with redeemable convertible preferred stock tranche liability	—	4,194	626
Change in fair value of redeemable convertible preferred stock warrant liability	—	525	(543)
Changes in operating assets and liabilities:
Research and development tax incentive receivable	1,070	(1,588)	(192)
Receivable from collaboration partner - related party	(1,816)	—	—
Prepaid expenses and other assets	(333)	(1,804)	(1,532)
Accounts payable	91	(115)	898
Accrued expenses and other payables	4,793	3,395	878
Deferred revenue - related party	31,752	—	—
Net cash provided by (used in) operating activities	3,872	(29,972)	(14,385)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of available-for-sale securities	(39,546)	(73,169)	(7,865)
Proceeds from maturities of available-for-sale securities	56,035	14,188	—
Purchases of property and equipment, net	(666)	(347)	(399)
Net cash provided by (used in) investing activities	15,823	(59,328)	(8,264)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	64,547	83,648	—
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	1,007	151	57
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	22,508	17,362
Net cash provided by financing activities	65,554	106,307	17,419
Effect of exchange rate changes on cash, cash equivalents and restricted cash	146	22	(39)
Net increase (decrease) in cash, cash equivalents and restricted cash	85,395	17,029	(5,269)
Cash, cash equivalents and restricted cash, beginning of year	21,094	4,065	9,334
Cash, cash equivalents and restricted cash, end of year	$106,489	$21,094	$4,065
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING INFORMATION:
Acquisition of new equipment upon trade-in for existing equipment	$185	$—	$—
Deferred offering costs in accounts payable and accrued liabilities	$66	$—	$—
Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	$—	$66,904	$—
Settlement of fair value of redeemable convertible preferred stock liability	$—	$5,837	$—
Reclassification of preferred stock warrant liability to equity	$—	$1,005	$—
Accretion of redeemable convertible preferred stock	$—	$558	$75
Purchases of property and equipment in accounts payable	$—	$21	$—
Tranche liability in connection with the Series C redeemable convertible preferred stock financing	$—	$—	$1,017

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Note 1.    Organization and Description of Business

Protagonist Therapeutics, Inc. (the “Company”) was incorporated in the state of Delaware on August 22, 2006 and is headquartered in Newark, California. The Company is a clinical-stage biopharmaceutical company with a proprietary technology platform that enables the discovery and development of novel constrained peptide-based drug candidates  that address significant unmet medical needs. Protagonist Pty Limited (“Protagonist Australia”) is a wholly-owned subsidiary of the Company and is located in Brisbane, Queensland, Australia. Protagonist Australia was incorporated in Australia in September 2001. The Company became the parent of Protagonist Australia pursuant to a transaction in which all of the issued and outstanding capital stock of Protagonist Australia was exchanged for shares of the Company’s common stock and Series A preferred stock. The Company manages its operations as a single operating segment.

Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of $101.6 million as of December 31, 2017. The Company’s ultimate success depends on the outcome of its research and development activities. The Company expects to incur additional losses in the future and it anticipates the need to raise additional capital to fully implement its business plan. Through December 31, 2017, the Company has financed its operations through private placements of redeemable convertible preferred stock, an initial public offering (“IPO”) of common stock, payments received under a license and collaboration agreement, and a follow-on public offering of common stock.

On August 10, 2016, the Company’s registration statement on Form S-1 (File Nos. 333-212476 and 333-213071) related to its IPO became effective.  The IPO closed on August 16, 2016, at which time the Company issued 7,500,000 shares of its common stock at a price of $12.00 per share.  In addition, upon closing the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock converted into 8,577,571 shares of common stock. There were no shares of redeemable convertible preferred stock outstanding at December 31, 2017 or 2016.  In September 2016, the Company issued an additional 252,972 shares of its common stock at a price of $12.00 per share following the underwriters’ exercise of their option to purchase additional shares. The Company received an aggregate of $83.6 million in cash, net of underwriting discounts and commissions, after deducting offering costs paid by the Company.

In September 2017, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) (File No. 333-220314), effective as of October 5, 2017, which permits the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $200.0 million of its common stock.  Up to a maximum of $50.0 million of the maximum aggregate offering price of $200.0 million may be issued and sold pursuant to an at-the-market financing facility under a sales agreement with Cantor Fitzgerald & Co. (the “Sales Agreement”).

During 2017, the Company did not sell any shares of its common stock pursuant to the Sales Agreement. In October 2017, the Company completed an underwritten public offering of 3,530,000 shares of common stock at a public offering price of $17.00 per share. In November 2017, the Company issued an additional 529,500 shares of its common stock at a price of $17.00 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs paid by the Company, were $64.5 million.

The Company will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing, but there is no assurance that such financing will be available at terms acceptable to the Company, if at all.

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

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Protagonist Pty Limited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

The financial statements of Protagonist Pty Limited use the Australian dollar as the functional currency since the majority of expense transactions occur in such currency. Gains and losses from foreign currency transactions were not material for all periods presented. The re-measurement from Australian dollar to U.S. dollars is outlined below:

a.	Equity accounts, except for the change in retained earnings during the year, have been translated using historical exchange rates.
b.	All other Australian dollar denominated assets and liabilities as of December 31, 2017 and 2016 have been translated using the year-end exchange rate.
c.	The consolidated statements of operations have been translated at the weighted average exchange rates in effect during each year.

Foreign currency translation gains and losses are reported as a component of stockholders’ equity in accumulated other comprehensive loss on the consolidated balance sheets.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue, recognition, accruals for research and development activities, fair value of redeemable convertible preferred stock tranche liability, fair value of redeemable convertible preferred stock warrant liability, fair value of common stock, stock-based compensation and income taxes. Management bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to forecasted amounts and future events. Actual results may differ significantly from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and available-for-sale securities. Substantially all of the Company’s cash is held by three financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. The primary focus of the Company’s investment strategy is to preserve capital and to meet liquidity requirements.  The Company’s cash equivalents and available-for-sale securities are managed by external managers within the guidelines of the Company’s investment policy. The Company’s investment policy addresses the level of credit exposure by limiting concentration in any one corporate issuer and establishing a minimum allowable credit rating.  To manage its credit risk exposure, the Company maintains its portfolio of cash equivalents and available-for-sale securities in fixed income securities denominated and payable in U.S. dollars.  Permissible investments of fixed income securities include obligations of the United States government and its agencies, money market instruments including commercial paper and negotiable certificates of deposit, and highly rated corporate debt obligations and money market funds.  The Company has not experienced any material credit losses on its investments.

Cash Equivalents

Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of cash balances primarily held as security in connection with the Company’s corporate credit card and a letter of credit related to the Company’s facility lease entered into in March 2017.

Cash as Reported in Consolidated Statements of Cash Flows

Cash as reported in the consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as presented on the consolidated balance sheets.

Cash as reported in the consolidated statements of cash flows consists of (in thousands):

	December 31,
	2017	2016	2015
Cash and cash equivalents	$106,029	$21,084	$4,055
Restricted cash - current	10	10	10
Restricted cash - noncurrent	450	—	—
Cash balance in consolidated statements of cash flows	$106,489	$21,094	$4,065

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

Fair Value of Financial Instruments

Fair value accounting is applied to all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). The carrying amount of the Company’s financial instruments, including cash equivalents, receivable from collaboration partner, accounts payable and accrued expenses and other payables approximate fair value due to their short-term maturities. See Note 4. Fair Value Measurements regarding the fair value of the Company’s other financial assets and liabilities.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, primarily comprised of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets for any of the periods presented.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those from stockholders. The Company’s foreign currency translation and unrealized gains and losses on available-for-sale securities represent the only components of other comprehensive loss that are excluded from reported net loss and that are presented in the consolidated statements of comprehensive loss.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. To date, there have been no interest or penalties recorded in relation to unrecognized tax benefits.

Revenue Recognition

Effective July 1, 2017, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) using the full retrospective transition method.  The Company did not have any effective contracts within the scope of this guidance prior to July 1, 2017. Accordingly, the Company did not elect to use any of the practical expedients permitted related to adoption, and the adoption of ASC 606 had no impact on the Company’s financial position, results of operations or liquidity. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company entered into a license and collaboration agreement that became effective upon the resolution of regulatory requirements during the third quarter of 2017 which is within the scope of ASC 606, under which it has licensed certain rights to its PTG-200 product candidate to a third party, and may enter into other such arrangements in the future. The terms of the arrangement include payment to the Company of one or more of the following: non-refundable, up-front license fees, development and regulatory and commercial milestone payments, and royalties on net sales of licensed products.

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

Research and Development Costs

Research and development costs are expensed as incurred, unless there is an alternate future use in other research and development projects. Research and development costs include salaries and benefits, stock-based compensation expense, laboratory supplies and facility-related overhead, outside contracted services including clinical trial costs, manufacturing and process development costs for both clinical and preclinical materials, research costs, development milestone payments under license and collaboration agreements, and other consulting services.

The Company accrues for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of pre-clinical studies and clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated services provided but not yet invoiced and includes these costs in accrued expenses and other payables in the consolidated balance sheets and within research and development expense in the consolidated statements of operations. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third party service providers. The Company makes significant judgments and estimates in determining the accrued liabilities at each balance sheet date. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued liabilities and actual costs incurred. However, the status and timing of actual services performed, number of patients enrolled, and the rate of patient enrollment may vary from the Company’s estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations.

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

SBIR Grants

The Company has been awarded Small Business Innovation Research (“SBIR”) grants from the National Institute of Diabetes and Digestive and Kidney Diseases (“NIDDK”) and the National Heart, Lungs and Blood Institute (“NHLBI”) of the National Institutes of Health (“NIH”) in support of its research activities. The Company records the eligible costs incurred under the SBIR grants as a reduction of research and development expenses.

Redeemable Convertible Preferred Stock Tranche Liability

The Company has determined that the Company’s obligation to issue additional shares of the Company’s redeemable convertible preferred stock represents a freestanding financial instrument, which was accounted for as a liability. The freestanding redeemable convertible preferred stock tranche liability was initially recorded at fair value, with fair value changes recognized in the consolidated statements of operations. At the time of the exercise or expiration of the option, the fair value of the redeemable convertible preferred stock tranche liability is reclassified to redeemable convertible preferred stock with no further remeasurement required.

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

Stock-based Compensation

The Company measures its stock-based awards made to employees based on the estimated fair values of the awards as of the grant date using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized over the requisite service period and is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. The Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting effective January 1, 2017 and has elected to recognize forfeitures of share-based payment awards as they occur on a prospective basis. Prior to January 1, 2017, the Company’s stock-based compensation was reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates.

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

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. The net loss attributable to common stockholders is calculated by adjusting the net loss of the Company for the accretion on the redeemable convertible preferred stock, if applicable. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders for all periods presented since the effect of potentially dilutive securities is anti-dilutive given the net loss of the Company.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and creates a new ASC Topic 606, Revenue from Contracts with Customers. Subsequent to May 2014, the FASB issued additional guidance that delayed the effective date and clarified various aspects of the new guidance, including principal versus agent considerations, identifying performance obligations and licensing, and also included other improvements and practical expedients. The Company adopted this new guidance effective July 1, 2017 using the full retrospective transition method. The Company did not have any effective contracts within the scope of this guidance prior to July 1, 2017. Accordingly, the Company did not elect to use any of the practical expedients permitted under the transition guidance, and the adoption had no impact on the Company’s previously reported financial position, results of operations or liquidity.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which is intended to simplify and improve how deferred income taxes are classified on the balance sheet. This guidance eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet and now requires entities to classify all deferred tax assets and liabilities as noncurrent. The guidance is effective for annual periods beginning after December 15, 2016 and for interim periods within those annual periods, and early adoption is permitted. The Company adopted this guidance effective January 1, 2017. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or liquidity.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of accounting for employee share-based payment transactions, including income tax consequences, the determination of forfeiture rates, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and early adoption is permitted. The Company adopted this guidance effective January 1, 2017 and has elected to recognize forfeitures of share-based payment awards as they occur on a prospective basis. The impact of the adoption of ASU No. 2016-09 was not material to the Company’s consolidated financial statements. The adoption of this guidance did not have a material impact on the income tax effects of share-based payment awards as the resulting change in the Company’s deferred income tax assets is fully offset by a corresponding deferred income tax asset valuation allowance.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires the presentation of changes in restricted cash or restricted cash equivalents on the statement of cash flows. This guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company early adopted this guidance effective March 31, 2017, and, accordingly, restricted cash amounts are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts of cash reflected on the accompanying consolidated statements of cash flows.  The Company has adopted ASU No. 2016-18 retrospectively and has revised the prior period cash flows from investing activities, beginning cash balance, and ending cash balance to reflect the change in presentation of restricted cash.  Other than the change in presentation in the accompanying consolidated statements of cash flows, the adoption of this guidance had no effect on the Company’s financial position, results of operations or liquidity.

Recently Issued Accounting Pronouncements Not Adopted as of December 31, 2017

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, (with the exception of short-term leases) at the commencement date, lessees will be required to recognize a lease liability and a right-of-use asset. Lessor accounting is largely unchanged, while lessees will no longer be provided with a source of off-balance sheet financing. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Lessees (for capital and operating leases) are required to apply the modified retrospective transition method for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective method does not require any transition accounting for leases that did not exist before the earliest comparative period presented. The Company established a cross-functional implementation team to review current lease accounting policies and practices and assess the impact of this guidance on the Company’s consolidated financial statements and disclosures. While the Company is currently reviewing its lease portfolio and evaluating and interpreting the requirements under the new guidance, including available accounting policy elections, it expects that its non-cancellable operating lease commitments will be subject to the new guidance and recognized as right-of-use assets and operating lease liabilities on the Company’s consolidated balance sheets, and that the adoption of this new guidance will not have a material impact on its results of operations or liquidity.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. The new standard replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019, and early adoption is permitted for fiscal years and interim periods within those years beginning after December 15, 2018. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification of certain cash receipts and cash payments in the statements of cash flow to eliminate the diversity in practice related to eight specific cash flow issues. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and early adoption is permitted. The Company expects that the adoption of this new guidance will not have a material impact on its consolidated financial statements and disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance on the types of changes to the terms and conditions of share-based payment awards to which an entity would be required to apply modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and early adoption is permitted. The Company expects that the adoption of this new guidance will not have a material impact its consolidated financial statements and disclosures.

Note 3.    Janssen License and Collaboration Agreement

Agreement Terms

On May 26, 2017, the Company and Janssen Biotech, Inc., (“Janssen”), one of the Janssen Pharmaceutical Companies of Johnson & Johnson, entered into an exclusive license and collaboration agreement for the development, manufacture and commercialization of PTG-200 worldwide for the treatment of Crohn’s disease (“CD”) and ulcerative colitis (“UC”). Janssen is a related party to the Company as Johnson & Johnson Innovation - JJDC, Inc., a significant shareholder of the Company, and Janssen are both subsidiaries of Johnson and Johnson. PTG-200 is the Company’s oral Interleukin 23 receptor (“IL-23R”) antagonist drug candidate currently in development. The Janssen License and Collaboration Agreement became effective on July 13, 2017. Upon the effectiveness of the agreement, the Company became eligible for and received a non-refundable, upfront cash payment of $50.0 million from Janssen.

Under the Janssen License and Collaboration Agreement, the Company granted to Janssen an exclusive worldwide license to develop, manufacture and commercialize PTG-200 and related IL-23R compounds for all indications, including CD and UC. The Company is responsible, at its own expense, for the conduct of the Phase 1 clinical trial for PTG-200, and Janssen will be responsible for the conduct of a potential Phase 2 clinical trial for PTG-200 in CD, including filing the Phase 2 Investigational New Drug (“IND”) application. All such clinical trials will be conducted in accordance with a mutually agreed upon clinical development plan and budget. Development costs for the Phase 2 clinical trial will be shared between the parties on an 80%/20% basis, with Janssen assuming the larger share. Should Janssen elect to retain its license following completion of the Phase 2 clinical trial, it will be responsible, at its own expense, for the manufacture, continued development of, seeking regulatory approval for, and commercialization of PTG-200 worldwide. The parties’ development activities under the Janssen License and Collaboration Agreement through the Phase 2 clinical trial will be overseen by a joint governance structure which will have equal representation by both parties unless both parties mutually agree to disband such structure or the Company has provided written notice to Janssen of its intention to disband and no longer participate in such structure.

The Company is eligible to receive a $25.0 million payment upon filing of the Phase 2 IND. Following the conclusion of the planned Phase 2a portion of the Phase 2 clinical trial, if Janssen elects to maintain its license rights and continue the development of PTG-200 in the Phase 2b portion of such clinical trial (the “First Opt-in Election”), the Company would be eligible to receive a $125.0 million payment. Following the conclusion of the planned Phase 2b portion of the Phase 2 clinical trial, if Janssen elects again to maintain its license rights (the “Second Opt-in Election”), the Company would be eligible to receive a $200.0 million payment. In addition to the opt-in fees, the Company is eligible to receive additional potential development, regulatory and sales milestone payments of up to an aggregate of $590.0 million, and tiered royalties paid as a percentage of Janssen’s worldwide net sales at rates ranging from ten to the mid-teens, with certain customary reductions under certain circumstances. If Janssen does not make either the First Opt-in Election or the Second Opt-in Election, the Janssen License and Collaboration Agreement will terminate. If Janssen does not make the Second Opt-in Election, or if at any time after the Second Opt-in Election, Janssen terminates the Janssen License and Collaboration Agreement, the Company would be obligated to pay Janssen a low single-digit royalty on worldwide net sales of PTG-200. The Company would also have an option to provide up to 30% of the required U.S. details for PTG-200 to prescribers, using its own sales force personnel, upon commercial launch in the United States. If such right is exercised by the Company, the Company’s detailing costs would be reimbursed by Janssen at a mutually agreed cost per primary detailing equivalent.

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

Revenue Recognition

The Company identified the following material promises under the Janssen License and Collaboration Agreement: (1) the license related to PTG-200, (2) the performance of development services, including regulatory support, during the Phase 1 clinical trial for PTG-200 through the filing of the IND by Janssen, and (3) compound supply services for Phase 1 and Phase 2 activities. The Company considered that the license has standalone functionality and is capable of being distinct. However, the Company determined that the license is not distinct from the development and compound supply services within the context of the agreement because the development and compound supply services significantly increase the utility of the intellectual property.

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

The Company also evaluated whether the fees related to the First Opt-in Election and Second Opt-in Election are options with material rights. These two options include additional sublicense rights and patent rights transferred to Janssen upon exercising both of these options. The Company concluded that Janssen’s opt in rights are not options with material rights because the $50.0 million upfront payment to the Company was not negotiated to provide incremental discount for the future opt in payments at the end of Phase 2a and Phase 2b.  The option to “opt in” provides Janssen with a license for IP that has been improved from the license initially granted for a term in the case of the opt in after completion of Phase 2a and then a perpetual license in the case of opt in after completion of Phase 2b. Therefore, the First Opt-in Election and Second Opt-in Election options are not considered to be material rights. The option fees will be recognized as revenue when, and if, Janssen exercises its options because the Company has no further performance obligations at that point.

For revenue recognition purposes, the Company determined that the duration of the contract begins on the effective date of July 13, 2017 and ends upon completion of Phase 2a activities. The contract duration is defined as the period in which parties to the contract have present enforceable rights and obligations. The Company analyzed the impact of Janssen terminating the agreement prior to the completion of Phase 2a and determined that there were significant economic penalties to Janssen for doing so. The Company believes that if Janssen terminates the agreement upon completion of Phase 2a, the forfeiture of the remaining license rights and payment of 50% of the remaining Phase 2 costs is not a significant economic penalty when compared to paying $125.0 million as an opt in license fee to continue the use of the License. Thus, the duration of the contract is limited to the end of Phase 2a.

The Company determined that the transaction price of the Janssen License and Collaboration Agreement was $53.9 million as of December 31, 2017, a decrease of $0.4 million from the transaction price of $54.3 million as of September 30, 2017. In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. The Company determined that the $50.0 million upfront payment, the $25.0 million payment payable upon filing of the Phase 2 IND, which is fully constrained as of December 31, 2017, and $3.9 million of estimated variable consideration for cost-sharing payments from Janssen for agreed upon services related to Phase 2 activities constituted consideration to be included in the transaction price, which is to be allocated to the combined performance obligation. The decrease in transaction price from September 30, 2017 was due to a decrease in variable consideration related to compound supply services. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

As part of the evaluation for determining that the $25.0 million payment upon filing of the Phase 2 IND is fully constrained as of December 31, 2017, the Company considered several factors, including the stage of development of PTG-200 and that achievement of the milestone is outside of the Company’s control, and concluded that the filing of the Phase 2 IND is not probable at this time. If and when the filing of the Phase 2 IND becomes probable, the $25.0 million payment will be constrained by contra revenue amounts for payments that the Company expects to make for 20% of the cost of Phase 2 activities to be performed by Janssen. The additional potential development, regulatory and sales milestone payments of up to an aggregate of $590.0 million after the completion of Phase 2a activities that the Company is eligible to receive are outside the contract term and as such have been excluded from the transaction price. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Janssen and therefore have also been excluded from the transaction price.  At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

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

In summary, the license, the development activities for Phase 1 activities and the agreed upon services for Phase 2 activities are combined as one performance obligation that will be performed over the duration of the contract, which is from the effective date of the Janssen License and Collaboration Agreement through to the completion of Phase 2a activities. Since the Company has determined that the combined performance obligation is satisfied over time, ASC 606 requires the Company to select a single revenue recognition method for the performance obligation that faithfully depicts the Company’s performance in transferring control of the services. The guidance allows entities to choose between two methods to measure progress toward complete satisfaction of a performance obligation:

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

The Company concluded that it will utilize a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Janssen. In applying the cost-based input methods of revenue recognition, the Company uses actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of internal full-time equivalent effort and third-party contract costs. Revenue will be recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations, which the Company believes will be fulfilled within the next 12 months. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the Company’s performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

For the year ended December 31, 2017, the Company recognized $20.1 million of license and collaboration revenue. This amount included $19.0 million of the transaction price for the Janssen License and Collaboration Agreement recognized based on proportional performance, and $1.1 million for other services related to Phase 2 activities performed by the Company on behalf of Janssen that are not included in the performance obligations identified under the Janssen License and Collaboration Agreement.

The following table presents changes in the Company’s contract assets and liabilities for the year ended December 31, 2017 (in thousands):

	Balance at			Balance at
	Beginning of			End of
Year ended December 31, 2017	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$—	$51,816	$(50,000)	$1,816
Contract liabilities:
Deferred revenue - related party	$—	$50,708	$(18,956)	$31,752

Deferred revenue related to the Janssen License and Collaboration Agreement of $31.8 million as of December 31, 2017, which was comprised of the $50.0 million upfront payment and $0.7 million of cost sharing payments from Janssen for agreed upon services for Phase 2 activities, less $19.0 million of license and collaboration revenue recognized from the effective date of the contract, will be recognized as the combined performance obligation is satisfied. The Company also recorded a $1.8 million receivable from collaboration partner as of December 31, 2017 for cost sharing amounts payable from Janssen.

During the year ended December 31, 2017, the Company did not recognize any revenue from amounts included in the contract asset and the contract liability balances at the beginning of the period or from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill the contract were capitalized.

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

The following table presents the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$48,704	$—	$—	$48,704
Corporate bonds	—	6,247	—	6,247
Commercial paper	—	58,524	—	58,524
Governmental bonds	—	40,303	—	40,303
Total financial assets	$48,704	$105,074	$—	$153,778

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$11,270	$—	$—	$11,270
Corporate bonds	—	21,841	—	21,841
Commercial paper	—	10,769	—	10,769
Governmental bonds	—	41,289	—	41,289
Total financial assets	$11,270	$73,899	$—	$85,169

The Company’s corporate bonds, commercial paper and government bonds are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

Note 5.    Balance Sheet Components

Cash Equivalents and Available-for-sale Securities

Cash equivalents and available-for-sale securities consisted of the following (in thousands):

	December 31, 2017
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$48,704	$—	$—	$48,704
Corporate bonds	6,254	—	(7)	6,247
Commercial paper	58,524	—	—	58,524
Government bonds	40,428	—	(125)	40,303
Total cash equivalents and available-for-sale securities	$153,910	$—	$(132)	$153,778
Classified as:
Cash equivalents				$104,348
Available-for-sale securities - current				37,972
Available-for-sale securities - noncurrent				11,458
Total cash equivalents and available-for-sale securities				$153,778

	December 31, 2016
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$11,270	$—	$—	$11,270
Corporate bonds	21,886	—	(45)	21,841
Commercial paper	10,769	—	—	10,769
Government bonds	41,316	2	(29)	41,289
Total cash equivalents and available-for-sale securities	$85,241	$2	$(74)	$85,169
Classified as:
Cash equivalents				$18,504
Available-for-sale securities - current				56,515
Available-for-sale securities - noncurrent				10,150
Total cash equivalents and available-for-sale securities				$85,169

All available-for-sale securities - current held as of December 31, 2017 and 2016 had contractual maturities of less than one year. All available securities -  noncurrent held as of December 31, 2017 and 2016 had contractual maturities of at least one year but less than two years. There were no material realized gains or realized losses on available-for-sale securities for the periods presented.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2017	2016
Prepaid clinical and research related expenses	$2,324	$2,488
Prepaid insurance	378	408
Other	1,071	498
Prepaid expenses and other current assets	$3,773	$3,394

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2017	2016
Laboratory equipment	$2,177	$1,650
Furniture and computer equipment	270	163
Leasehold improvements	26	62
Total property and equipment	2,473	1,875
Less: accumulated depreciation and amortization	(1,594)	(1,313)
Property and equipment, net	$879	$562

Depreciation expense for the years ended December 31, 2017, 2016, and 2015 was $406,000,  $317,000, and $247,000, respectively. As of December 31, 2017 and 2016, $1,200 and $8,000, respectively, of property and equipment, net, was located in Australia. The remainder of the Company’s property and equipment is located in the United States.

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued clinical and research related expenses	$6,437	$3,617
Accrued employee related expenses	2,718	1,420
Accrued professional service fees	267	115
Other	124	120
Accrued expenses and other payables	$9,546	$5,272

Note 6.    Research Collaboration and License Agreement

In October 2013, the Company’s former collaboration partner decided to abandon a collaboration program with the Company and, pursuant to the terms of the agreement between the Company and the former collaboration partner, the Company elected to assume responsibility for the development and commercialization of the product. Upon the former collaboration partner’s abandonment, it assigned to the Company certain intellectual property arising from the collaboration and also granted the Company an exclusive license to certain background intellectual property rights of the former collaboration partner that relate to the products acquired by the Company. The nomination of PTG‑300 as a development candidate triggered a $250,000 payment from the Company to the former collaboration partner. The initiation of a Phase 1 clinical trial for PTG‑300 triggered an additional $250,000 payment from the Company to the former collaboration partner. The Company has the right, but not the obligation, to further develop and commercialize the product and, if the Company successfully develops and commercializes PTG‑300 without a partner, the Company will pay to the former collaboration partner up to an additional aggregate of $128.5 million for the achievement of certain development, regulatory and sales milestone events. In addition, the Company will pay to the former collaboration partner a low single digit royalty on worldwide net sales of the product until the later of ten years from the first commercial sale of the product or the expiration of the last patent covering the product. For each of the years ended December 31, 2017 and 2016, the Company recorded research and development expense of $250,000 under this agreement. There were no such costs incurred for the year ended December 31, 2015.

Note 7.    Government Programs

Research and Development Tax Incentive

The Company recognized AUD 1.7 million ($1.3 million), AUD 5.3 million ($4.0 million) and AUD 978,000  ($736,000) as a reduction of research and development expenses for the years ended December 31, 2017, 2016 and

2015, respectively, in connection with the research and development tax incentive from Australia. As of December 31, 2017 and 2016, the research and development tax incentive receivable was AUD 1.7 million ($1.3 million) and AUD 3.1 million ($2.2 million), respectively.

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

Based on the nature of the amounts received under the Janssen License and Collaboration Agreement, the Company has concluded that these amounts should be classified as statutory income for Australian taxation purposes. Accordingly, they should not be included in the calculation of annual turnover for the purposes of determining eligibility for the refundable research and development tax offset.

SBIR Grant

In May 2017, the Company was awarded a Phase 2 SBIR Grant from the NIDDK of the NIH in support of research aimed at developing biomarkers that define IL-23R target engagement by oral peptide antagonists and the effects of that engagement of downstream signaling. The total grant award was $1.3 million and is for the period from May 2017 to April 2019.

In July 2016, the Company was awarded a Phase 1 SBIR Grant from the NHLBI of the NIH in support of preclinical research aimed at discovering and optimizing lead molecules as novel peptide mimetics of the hepcidin hormone. The total grant award was $219,000 and was for the period from August 2016 to January 2017.

In September 2015, the Company was awarded a Phase 1 SBIR Grant from the NIDDK of the NIH in support of research on orally stable peptide antagonists of IL‑23R as potential treatments for IBD. The total grant award was $224,000 and was for the period from September 2015 to August 2016.

The Company recognizes a reduction to research and development expenses when expenses related to the grants have been incurred and the grant funds become contractually due from NIH. The Company recorded $182,000, $169,000 and $155,000 as a reduction of research and development expenses for the years ended December 31, 2017, 2016 and 2015, respectively. The Company recorded a receivable for $58,000 and $100,000 as of December 31, 2017 and 2016, respectively, to reflect the eligible costs incurred under the grants that are contractually due to the Company, and such amounts are included in prepaid expenses and other current assets on the consolidated balance sheets.

Note 8.    Commitments and Contingencies

Lease Arrangements

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

The following table summarizes the Company’s future minimum lease payments related to the Newark facility as of December 31, 2017 (in thousands):

Year Ending December 31:	Amount
2018	$1,667
2019	1,941
2020	2,000
2021	2,060
2022	2,121
Thereafter	3,106
Total	$12,895

The Company’s rent expense was $1.4 million, $408,000 and $280,000 million for the years ended December 31, 2017, 2016 and 2015, respectively. Rent expense is recognized on a straight-line basis over the term of the lease and accordingly, the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

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

Note 9.    Preferred Stock Warrants

In connection with the Series B redeemable convertible preferred stock financing, the Company issued warrants to purchase 4,000,000 shares of Series B redeemable convertible preferred stock at an exercise price of $0.01 per share. These warrants would become exercisable only when certain milestones were met on programs begun as a result of collaborations entered into in 2011 and 2012. In particular, 50% of the warrants would become exercisable upon the Company publicly announcing its first IND candidate to the extent such IND candidate was the result of, or related to, the Company’s previous collaboration(s) with Ironwood Pharmaceuticals and/or Zealand Pharma A/S, and the balance would become exercisable upon the first dosing of a human patient in a clinical trial that was the result of, or related to, the Company’s previous collaboration(s) with Ironwood Pharmaceuticals and/or Zealand Pharma A/S. In August 2013, the initial closing date for the Series B financing, the Company issued 2,000,000 of the warrants (“First Tranche Warrants”). On August 15, 2014, in connection with the closing of the Series B second tranche financing, the Company issued the balance of the warrants (“Second Tranche Warrants”).

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

The Company recorded a charge of $525,000 for the year ended December 31, 2016, representing the increase in the fair value of the redeemable convertible preferred stock warrant liability in the consolidated statements of operations. The Company recorded a gain of $543,000 for the year ended December 31, 2015, representing the decrease in the fair value of the redeemable convertible preferred stock warrant liability in the consolidated statements of operations. There were no such charges incurred for the year ended December 31, 2017.

Note 10.    Redeemable Convertible Preferred Stock

In April 2016, 1,999,998 shares of Series B redeemable convertible preferred stock were issued in connection with the exercise of warrants for cash proceeds of $20,000.

Following the closing of the IPO, all outstanding shares of the redeemable convertible preferred stock converted into 8,577,571 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of redeemable convertible preferred stock outstanding as of December 31, 2016 or 2017.

The table below provides information on the Company’s redeemable convertible preferred stock as of December 31, 2015 (in thousands, except shares and original issue price):

		Shares
					Aggregate
	Original		Issued and	Carrying	Liquidation
	Issue Price	Authorized	Outstanding	Value	Preference
Series A	$1.00	6,037,500	6,037,500	$1,751	$6,038
Series B	$0.50	40,000,000	36,000,000	18,825	18,000
Series C	$0.4979	80,337,411	35,147,617	16,420	17,500
Total redeemable convertible preferred stock		126,374,911	77,185,117	$36,996	$41,538

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

The Company recorded $558,000 and $75,000 for the accretion of the redeemable convertible preferred stock during the years ended December 31, 2016 and 2015, respectively. The accretion was recorded as an offset to the additional paid-in capital until such balance was depleted and any remaining accretion was recorded to accumulated deficit. There were no such charges incurred for the year ended December 31, 2017.

Note 11.    Redeemable Convertible Preferred Stock Tranche Liability

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

On the date of the initial closing, the Company recorded a Series C redeemable convertible preferred stock liability of $1.0 million, as the fair value of the obligation/right to complete the Series C Second Tranche. The fair value of the Series C redeemable convertible preferred stock tranche liability on the date of the initial closing was determined using a one-step binomial lattice model in combination with the option pricing method based on the following assumptions: 90% probability of achievement of the development milestones, stock price of $0.4979 per share, expected term of 1.0 year, and risk-free rate of 0.5%.

At December 31, 2015, the fair value of the Series C redeemable convertible preferred stock tranche liability was remeasured and determined to be $1.6 million using a one-step binomial lattice model in combination with the Option Pricing Model based on the following assumptions: 95% probability of achievement of the development milestones, stock price of $0.4979 per share, expected term of 0.53 years, and risk-free rate of 0.9%.

In March 2016, the Company completed the closing of the Series C Second Tranche and issued 45,189,794 shares of Series C redeemable convertible preferred stock for net cash proceeds of $22.5 million. At this time the Series C redeemable convertible preferred stock liability was remeasured at $5.8 million, determined using a hybrid method of the Option Pricing Model with a 67% weighted value per share and the PWERM with a 33% weighted value per share. The following assumptions were used in the Option Pricing Model: risk-free interest rate of 0.73%, expected life of 2.0 years and expected volatility of 52.0%. The PWERM method included probabilities of three IPO scenarios occurring in July 2016. The scenarios were weighted based on the Company’s estimate of each event occurring in deriving the estimated fair value. Upon the closing of the Series C Second Tranche, the Series C redeemable convertible preferred stock tranche liability was terminated and the balance of the liability of $5.8 million was reclassified to redeemable convertible preferred stock.

For the years ended December 31, 2016 and 2015, the Company recorded a charge of $4.2 million and $626,000, respectively, for the change in the fair value of the redeemable convertible preferred stock liability in the consolidated statements of operations. There were no such charges incurred for the year ended December 31, 2017.

Note 12.    Common Stock

The Company had reserved shares of common stock for issuance as follows:

	December 31,
	2017	2016
Options issued and outstanding	2,438,151	2,393,829
Options available for future grants	531,039	164,328
ESPP shares available for future grants	268,554	150,000
Total	3,237,744	2,708,157

Note 13.    Equity Plans

Equity Incentive Plan

In May 2007, the Company established the 2007 Stock Option and Incentive Plan (“2007 Plan”) which provided for the granting of stock options to employees and consultants of the Company. Options granted under the 2007 Plan were either incentive stock options (ISOs) or nonqualified stock options (NSOs). ISOs were granted only to Company employees (including officers and directors who are also employees). NSOs were granted to Company employees and consultants. Options under the 2007 Plan have a term of ten years and generally vest over a four-year period with one-year cliff vesting.

In July 2016, the Company’s board of directors and stockholders approved the 2016 Equity Incentive Plan (“2016 Plan”) to replace the 2007 Plan, which became effective upon the IPO. Under the 2016 Plan, 1,200,000 shares of the Company’s common stock were initially reserved for the issuance of stock options, restricted stock units and other awards to employees, directors and consultants. Pursuant to the “evergreen” provision contained in the 2016 Plan, the number of shares reserved for issuance under the 2016 Plan automatically increases on January 1 of each year, starting on January 1, 2017 and continuing through (and including) January 1, 2026, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding fiscal year, or a lesser number of shares determined by the Company’s board of directors. Upon adoption of the 2016 Plan, no additional stock awards were issued under the 2007 Plan. Options granted under the 2007 Plan that were outstanding on the date the 2016 Plan became effective remain subject to the terms of the 2007 Plan. The number of options available for grant under the 2007 Plan was ceased and the number was added to the common stock reserved for issuance under the 2016 Plan. As of December 31, 2017, the Company has reserved 1,868,891 shares of common stock for issuance under the 2016 Plan.

The 2016 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Options granted under the 2016 Plan expire no later than ten years from the date of grant. The exercise price of each option may not be less than 100% of the fair market value of the common stock at the date of grant. Options may be granted to stockholders possessing more than 10% of the total combined voting power of all classes of stocks of the Company at an exercise price at least 110% of the fair value of the common stock at the date of grant and the options are not exercisable after the expiration of 10 years from the date of grant. Employee stock options generally vest 25% upon one year of continued service to the Company, with the remainder in monthly increments over three additional years. Non-employee director initial stock options generally vest monthly over a period of approximately three years, and non-employee director annual refresher stock options generally vest over a period of approximately one year.

Stock Options

Activity under the Company’s equity incentive plans is set forth below:

			Options Outstanding
			Weighted-	Weighted-
			Average	Average
	Options		Exercise	Remaining	Aggregate
	Available for	Options	Price Per	Contractual	Intrinsic
	Grant	Outstanding	Share	Life (years)	Value (1)
					(in millions)
Balances at December 31, 2014	116,832	476,006	$1.40	8.04
Additional options authorized	431,411	—
Options granted	(408,623)	408,623	1.24
Options exercised	—	(43,852)	1.30
Options forfeited	7,599	(7,599)	1.40
Balances at December 31, 2015	147,219	833,178	1.33	8.56
Additional options authorized	1,697,088	—
Options granted	(1,679,979)	1,679,979	14.24
Options exercised	—	(119,328)	1.28
Balances at December 31, 2016	164,328	2,393,829	10.39	8.79
Additional options authorized	668,891	—
Options granted	(493,500)	493,500	13.20
Options exercised	—	(257,858)	1.84
Options forfeited	191,320	(191,320)	15.00
Balances at December 31, 2017	531,039	2,438,151	$11.51	8.26	$23.3
Options exercisable – December 31, 2017		877,888	$9.70	7.61	$10.0
Options vested and expected to vest – December 31, 2017		2,438,151	$11.51	8.26	$23.3

____________________

(1) The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on December 31, 2017. The calculation excludes options with an exercise price higher than the closing price of the Company’s common stock on December 31, 2017.

The aggregate intrinsic value of options exercised was $3.5 million and $169,000 for the years ended December 31, 2017 and 2016, respectively. The aggregate intrinsic value of options exercised was immaterial for the year ended December 31, 2015.

During the years ended December 31, 2017, 2016 and 2015, the estimated weighted-average grant-date fair value of common stock underlying options granted was $7.74,  $8.20 and $0.69 per share, respectively.

Employee Stock Options Valuation

The fair value of employee and non-employee director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected term (in years)	5.50 – 6.08	4.16 – 5.95	5.89
Expected volatility	61.6% – 65.4%	62.5% – 64.8%	59.8%
Risk-free interest rate	1.88% – 2.24%	1.27% – 1.79%	1.57% – 1.58%
Dividend yield	—	—	—

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

Stock Options Granted to Non-employees

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The fair value of the stock options granted to non-employees was calculated at each reporting date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected term (in years)	6.97 – 7.40	6.59 – 9.97	6.80
Expected volatility	61.7% – 65.4%	62.5% – 62.8%	59.8%
Risk-free interest rate	2.17% – 2.33%	1.29% – 1.79%	1.95%
Dividend yield	—	—	—

During the years ended December 31, 2016 and 2015, the Company granted 59,647 and 4,816 shares, respectively, to non-employee consultants. No options were granted to non-employee consultants during the year ended December 31, 2017. The Company recorded stock-based compensation expense for non-employee awards during the years ended December 31, 2017, 2016 and 2015 of $263,000, $505,000 and $15,000, respectively.

Employee Stock Purchase Plan

In July 2016, the Company’s board of directors and stockholders approved the 2016 Employee Stock Purchase Plan (“2016 ESPP”), which became effective upon the IPO. The 2016 ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Company’s board of directors and the Compensation Committee of the board of directors. Under the 2016 ESPP, 150,000 shares of the Company’s common stock were initially reserved for employee purchases of the Company’s common stock. Pursuant to the “evergreen” provision contained in the 2016 ESPP, the number of shares reserved for issuance automatically increases on January 1 of each year, starting on January 1, 2017 and continuing through (and including) January 1, 2026 by the lesser of  (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding fiscal year (ii) 300,000 shares, or (iii) such other number of shares determined by the board of directors. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period. As of December 31, 2017, a total of 317,222 shares were reserved for issuance under the 2016 ESPP, 48,668 shares have been issued, and 268,554 shares are available for issuance.

The fair value of the rights granted under the 2016 ESPP was calculated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2017	2016
Expected term (in years)	0.50	0.60
Expected volatility	52.43% – 52.44%	52.48%
Risk-free interest rate	0.89% – 1.16%	0.45%
Dividend yield	—	—

Stock-Based Compensation

Total stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$2,008	$1,080	$39
General and administrative	2,233	1,050	60
Total stock-based compensation expense	$4,241	$2,130	$99

As of December 31, 2017, total unrecognized stock-based compensation expense was $10.7 million, which the Company expects to recognize over a period of approximately 2.46 years.

Note 14.    401(k) Plan

In March 2012, the Company adopted a retirement and savings plan under Section of 401(k) of Internal Revenue Code (the 401(k) Plan) covering all employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the IRS. The Company does not make matching contributions to the 401(k) Plan on behalf of participants.

Note 15.    Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2017, 2016 and 2015. The Company has incurred net operating losses for all the periods presented. The Company has not reflected any benefit of such net operating loss carryforwards in the consolidated financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The following table presents domestic and foreign components of net loss for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$(34,556)	$(34,977)	$(10,483)
Foreign	(2,401)	(2,200)	(4,375)
Total net loss	$(36,957)	$(37,177)	$(14,858)

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	0.5	6.5	(2.7)
Warrant revaluation	—	(4.3)	(0.2)
Research credit	2.6	1.8	1.1
Foreign tax rate difference	(1.2)	(1.6)	(11.8)
Change in tax law	(31.2)	—	—
Change in valuation allowance	(5.2)	(36.0)	(19.9)
Other	0.5	(0.4)	(0.5)
Provision for income taxes	—%	—%	—%

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

The corporate tax rate reduction to 21% under the Tax Act is effective January 1, 2018. Consequently, the Company has recorded a decrease in net deferred tax assets of $11.5 million, with a corresponding adjustment to the valuation allowance of $11.5 million, for the year ended December 31, 2017. The state deferred tax effect on federal deferred tax assets has been calculated using 79% rather than the previous 66% federal benefit. The increase in deferred tax assets has been offset against an increase to the valuation allowance.

The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Since Protagonist Pty Limited, the Company’s only foreign subsidiary, has a cumulative deficit in E&P, there is no Transition Tax to be included in the December 31, 2017 tax provision.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the tax effect of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act’s enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). In accordance with SAB 118, the Company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that the Company’s accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, the Company must record a provisional estimate in its consolidated financial statements. If the Company cannot determine a provisional estimate to be included in its consolidated financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The amounts of the tax effects related to the Tax Act described in the paragraphs above represent the Company’s reasonable estimates and are provisional amounts within the meaning of SAB 118. The provisional transition tax at zero has been determined based on the cumulative deficit foreign E&P as of the relevant measurement date. Any change to such estimate during the measurement period should have no material impact on the

Company’s financial statements. Also, it is expected that the U.S. Treasury will issue regulations and other guidance on the application of certain provisions of the Tax Act. In subsequent periods, but within the measurement period, the Company will analyze that guidance and other necessary information to refine its estimates and complete its accounting for the tax effects of the Tax Act as necessary.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as a period cost are both acceptable methods subject to an accounting policy election. Effective for the quarter ending March 31, 2018, the Company will elect to treat any potential GILTI inclusions as a period cost as the Company is not projecting any material impact from GILTI inclusions and any deferred taxes related to any inclusion would be immaterial.

The components of the deferred tax assets are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$21,682	$21,501
Depreciation and amortization	339	419
Accruals/other	1,322	908
Research and development credits and foreign credits	2,544	1,143
Total deferred tax assets	25,887	23,971
Valuation allowance	(25,887)	(23,971)
Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. The Company has established a valuation allowance to offset deferred tax assets as of December 31, 2017 and 2016 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The valuation allowance increased by approximately $1.9 million, $13.4 million and $3.0 million during the years ended December 31, 2017, 2016 and 2015, respectively. The current year change in the valuation allowance is mainly related to the increase in net operating loss carryforwards generated during the year and offset by a decrease in the deferred tax assets related to the reduction of the U.S. corporate income tax rate as provided in the Tax Act. The increase in valuation allowance in the prior years in mainly related to the increase in net operating loss carryforwards incurred during the respective taxable years.

At December 31, 2017, the Company had net operating loss carryforwards for federal income tax purposes of approximately $79.2 million which are available to offset future taxable income, if any, through 2033 and net operating loss carryforwards for state income tax purposes of approximately $68.0 million which are available to offset future taxable income, if any, through 2033.

At December 31, 2017 the Company also had accumulated Australian tax losses of $10.4 million available for carry forward against future earnings which, under relevant tax laws, do not expire but may be limited under certain circumstances.

As of December 31, 2017, the Company also had $2.4 million of federal and $1.3 million of state research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2035, if not utilized. The state research and development tax credits have no expiration date.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change may be significantly reduced. Based on a review of the

Company’s equity transactions since inception, the Company believes a portion of its net operating loss carryforwards and credit carryforwards may be limited due to an equity financing which occurred in 2015.

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense, as necessary.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$2,131	$805	$—
Additions based on tax positions related to prior years	—	707	690
Additions based on tax positions related to current year	3,283	619	115
Balance at end of year	$5,414	$2,131	$805

The Company does not expect that its uncertain tax positions will materially change in the next twelve months. The reversal of the uncertain tax benefits would not impact the Company’s effective tax rate as the Company continues to maintain a full valuation allowance against its deferred tax assets.

The Company files income tax returns in the United States federal jurisdiction, the State of California and Australia. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. The Company’s tax returns for 2013 through 2017 remain open for examination due to the carryover of unused net operating losses and tax credits.

Note 16.    Net Loss per Share Attributable to Common Stockholders

As the Company had net losses for the years ended December 31, 2017, 2016 and 2015, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss	$(36,957)	$(37,177)	$(14,858)
Accretion of redeemable convertible preferred stock	—	(558)	(75)
Net loss attributable to common stockholders	$(36,957)	$(37,735)	$(14,933)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	17,694,505	6,501,796	251,717
Net loss per share attributable to common stockholders, basic and diluted	$(2.09)	$(5.80)	$(59.32)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share calculations for the years ended December 31, 2017, 2016 and 2015 because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2017	2016	2015
Options to purchase common stock	2,438,151	2,393,829	833,178
ESPP shares	24,938	—	—
Redeemable convertible preferred stock on an as-converted basis	—	—	5,323,103
Warrants to purchase redeemable convertible preferred stock on an as-converted basis	—	—	275,861
Total	2,463,089	2,393,829	6,432,142

Note 17.    Supplementary Financial Data (unaudited)

The following table presents the selected quarterly financial data for the years ended December 31, 2017 and 2016:

	Consolidated Statements of Operations
	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2017
License and collaboration revenue - related party	$—	$—	$8,781	$11,282
Loss from operations	$(14,273)	$(15,131)	$(4,980)	$(3,513)
Net loss	$(14,101)	$(14,979)	$(4,825)	$(3,052)
Net loss per share of common stock attributable to common stockholders, basic and diluted (1)	$(0.84)	$(0.89)	$(0.29)	$(0.15)
2016
Loss from operations	$(7,040)	$(7,091)	$(7,138)	$(11,397)
Net loss	$(11,747)	$(7,098)	$(7,084)	$(11,248)
Net loss per share of common stock attributable to common stockholders, basic and diluted (1)	$(40.96)	$(19.07)	$(0.87)	$(0.67)

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of disclosure controls and procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of December 31, 2017. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2017 were effective at the reasonable assurance level.

Management’s annual report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the criteria set forth in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Remediation of Material Weaknesses

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

The first material weakness related to a deficiency in the operation of our internal controls over the accounting for non-routine, complex equity transactions, which resulted in material post-closing adjustments to the convertible preferred stock, additional paid-in capital, interest expense, and gain from modification of the redeemable convertible preferred stock balances in the consolidated financial statements for the year ended December 31, 2013. Our lack of adequate accounting personnel resulted in the identification of a second material weakness in our internal control over financial reporting for the years ended December 31, 2015 and 2014, which continued to exist as of December 31, 2016. Specifically, we did not, and had not historically, appropriately design and implement controls over the review and approval of manual journal entries and the related supporting journal entry calculations.

Our plan to remediate the material weaknesses, included implementing a new accounting software system, configuring the software to support the approval of manual journal entries and adding additional accounting personnel was completed as of December 31, 2017. We completed the implementation of a new accounting system during the first quarter of 2017 to improve our information systems related controls. We have added additional finance and accounting personnel as needed to enhance segregation of duties and we have utilized consultants with technical accounting expertise as needed. Accordingly, management determined that the material weaknesses have been remediated as of December 31, 2017.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our website at www.protagonist-inc.com.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8‑K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of The Nasdaq Global Market, by filing a Current Report on Form 8‑K with the SEC, disclosing such information.

Item 11.Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

Item 14.Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

PART IV

Item 15.Exhibits, Financial Statement Schedules

(a)     The following documents are filed as part of this report:

(1)	FINANCIAL STATEMENTS

The financial statements filed as part of this Annual Report on Form 10‑K are included in Part II, Item 8 of this Annual Report on Form 10‑K.

(2)	FINANCIAL STATEMENT SCHEDULES

Financial statement schedules have been omitted in this Annual Report on Form 10‑K because they are not applicable, not required under the instructions, or the information requested is set forth in the financial statements or related notes thereto.

(3)	EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form 10‑K.

EXHIBIT INDEX

		Incorporation By Reference
Exhibit						Filed
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8‑K	00137852	3.1	8/16/2016
3.2	Amended and Restated Bylaws	S‑1/A	333212476	3.2	8/1/2016
4.1	Specimen stock certificate evidencing the shares of common stock	S‑1/A	333212476	4.1	8/1/2016
4.2	Third Amended and Restated Investor Rights Agreement, by and among Protagonist Therapeutics, Inc. and the stockholders named therein, dated July 31, 2016.	S‑1/A	333212476	4.2	8/1/2016
4.3	Form of Indenture	S-3	333-220314	4.5	9/1/2017
10.1+	Protagonist Therapeutics, Inc. 2007 Stock Option and Incentive Plan, as amended and restated, and form of option agreement, exercise notice, joinder, and adoption agreement thereunder.	S‑1	333212476	10.1	7/11/2016
10.2+	Protagonist Therapeutics, Inc. 2016 Equity Incentive Plan and forms of stock option grant notice, option agreement, notice of exercise, restricted stock unit grant notice and restricted stock unit agreement thereunder.	S‑1/A	333212476	10.2	8/1/2016
10.3+	Protagonist Therapeutics, Inc. 2016 Employee Stock Purchase Plan.	S‑1/A	333212476	10.3	8/1/2016
10.4+	Form of Indemnity Agreement for Directors and Officers.	S‑1/A	333212476	10.4	8/1/2016
10.5	Lease, dated September 30, 2013, by and between the Registrant and Berrueta Family Partnership.	S‑1	333212476	10.5	7/11/2016

		Incorporation By Reference
Exhibit						Filed
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.6	First Amendment to Lease, dated March 24, 2014, by and between the Registrant and Berrueta Family Partnership.	S‑1	333212476	10.6	7/11/2016
10.7	Second Amendment to Lease, dated May 4 2015, by and between the Registrant and Berrueta Family L.P.	S‑1	333212476	10.7	7/11/2016
10.8	Third Amendment to Lease, dated August 11, 2015, by and between the Registrant and Berrueta Family L.P.	S‑1	333212476	10.8	7/11/2016
10.9	Lease, dated March 6, 2017, by and between the Registrant and BMR-Pacific Research Center LP.	10-K	001-37852	10.9	3/7/2017
10.10+	Severance Agreement, dated August 1, 2016, by and between the Registrant and Dinesh Patel.	S‑1/A	333212476	10.9	8/1/2016
10.11+	Severance Agreement, dated August 1, 2016, by and between the Registrant and David Y. Liu, Ph.D.	S‑1/A	333212476	10.10	8/1/2016
10.12+	Severance Agreement, dated August 1, 2016, by and between the Registrant and Tom O’Neil.	S‑1/A	333212476	10.12	8/1/2016
10.13+	Severance Agreement, dated August 1, 2016, by and between the Registrant and Richard Shames, M.D.	S‑1/A	333212476	10.13	8/1/2016
10.14†	Research and Collaboration Agreement, dated June 16, 2012, by and among the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S‑1	333212476	10.17	7/11/2016
10.15†	Contract Extension Letter of Agreement, dated June 1, 2013, by and among the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S‑1	333212476	10.18	7/11/2016
10.16†	Agreement on Addition of Additional Collaboration Program, dated September 16, 2013, by and among the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S‑1	333212476	10.19	7/11/2016
10.17†	Protagonist Assumption of Responsibility, dated January 28, 2014, by and between the Registrant and Zealand Pharma A/S.	S‑1	333212476	10.20	7/11/2016
10.18†	Agreement to Assign Patent Applications, dated February 7, 2014, by and between the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S‑1	333212476	10.21	7/11/2016
10.19†	Abandonment Agreement, dated February 28, 2014, by and among the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S‑1	333212476	10.22	7/11/2016
10.20†	Exclusive License and Collaboration Agreement, dated May 26, 2017, by and between the Registrant and Janssen Biotech, Inc.	8-K/A	001-37852	10.1	7/31/2017
10.21	Sales Agreement, dated September 1, 2017, by and between the Registrant and Cantor Fitzgerald & Co.	S-3	333-220314	1.2	9/1/2017
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included in signature page of this Form 10‑K)					X

Incorporation By Reference
Exhibit						Filed
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer required by Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*

Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a‑14(b) or Rule 15d‑14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

*     This certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10‑K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Protagonist Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Form 10‑K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTAGONIST THERAPEUTICS, INC.

Date: March 7, 2018	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dinesh V. Patel and Thomas P. O’Neil, and each of them, his true and lawful attorneys-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or any of them or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dinesh V. Patel, Ph.D.	President, Chief Executive Officer and Director	March 7, 2018
Dinesh V. Patel, Ph.D.	(Principal Executive Officer)

/s/ Thomas P. O’Neil	Chief Financial Officer	March 7, 2018
Thomas P. O’Neil	(Principal Financial and Accounting Officer)

/s/ Harold E. Selick, Ph.D.	Chairman of the Board of Directors	March 7, 2018
Harold E. Selick, Ph.D.

/s/ Chaitan Khosla, Ph.D.	Director	March 7, 2018
Chaitan Khosla, Ph.D.

/s/ Sarah M. Noonberg, M.D., Ph.D.	Director	March 7, 2018
Sarah M. Noonberg, M.D., Ph.D.

/s/ Armen Shanafelt, Ph.D.	Director	March 7, 2018
Armen Shanafelt, Ph.D.

/s/ William D. Waddill	Director	March 7, 2018
William D. Waddill

/s/ Lewis T. Williams, M.D., Ph.D.	Director	March 7, 2018
Lewis T. Williams, M.D., Ph.D.