Form 10-Q
period 2018-03-31
Protagonist Therapeutics, Inc
filed 2018-05-09
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001‑37852

PROTAGONIST THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98‑0505495
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7707 Gateway Boulevard, Suite 140 Newark, California 94560‑1160	(510) 474‑0170
(Address, including zip code, of registrant’s principal executive offices)	(Telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b‑2 of the Exchange Act

Large accelerated filer	◻		Accelerated filer	☒

Non-accelerated filer	◻	(Do not check if a smaller reporting company)	Smaller reporting company	◻
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act of 1934).     Yes  ◻    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2018
Common Stock, $0.00001 par value	21,203,892

PROTAGONIST THERAPEUTICS, INC.

FORM 10‑Q

PART I. – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$69,577	$106,029
Restricted cash	10	10
Available-for-sale securities	65,383	37,972
Receivable from collaboration partner - related party	2,722	1,816
Research and development tax incentive receivable	1,918	1,347
Prepaid expenses and other current assets	2,621	3,773
Total current assets	142,231	150,947
Property and equipment, net	1,001	879
Restricted cash - noncurrent	450	450
Available-for-sale securities - noncurrent	5,557	11,458
Total assets	$149,239	$163,734
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,307	$1,257
Payable to collaboration partner - related party	379	—
Accrued expenses and other payables	10,358	9,546
Deferred revenue - related party	21,880	31,752
Total current liabilities	33,924	42,555
Deferred rent - noncurrent	694	547
Total liabilities	34,618	43,102
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 90,000,000 shares authorized; 21,163,590 and 21,088,306 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	223,904	222,188
Accumulated other comprehensive loss	(72)	(6)
Accumulated deficit	(109,211)	(101,550)
Total stockholders’ equity	114,621	120,632
Total liabilities and stockholders’ equity	$149,239	$163,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2018	2017

License and collaboration revenue - related party	$10,781	$—
Operating expenses:
Research and development	15,368	11,282
General and administrative	3,642	2,991
Total operating expenses	19,010	14,273
Loss from operations	(8,229)	(14,273)
Interest income	568	172
Net loss	$(7,661)	$(14,101)
Net loss per share, basic and diluted	$(0.36)	$(0.84)
Weighted-average shares used to compute net loss per share, basic and diluted	21,112,393	16,766,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(7,661)	$(14,101)
Other comprehensive loss:
(Loss) gain on translation of foreign operations	(18)	237
Unrealized loss on available-for-sale securities	(48)	(14)
Comprehensive loss	$(7,727)	$(13,878)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,661)	$(14,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,185	843
Net amortization of premium on available-for-sale securities	120	122
Depreciation and amortization	78	88
Changes in operating assets and liabilities:
Research and development tax incentive receivable	(606)	(102)
Receivable from collaboration partner - related party	(906)	—
Prepaid expenses and other assets	1,150	1,586
Accounts payable	21	(151)
Payable to collaboration partner - related party	379	—
Accrued expenses and other payables	974	1,359
Deferred revenue - related party	(9,872)	—
Net cash used in operating activities	(15,138)	(10,356)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of available-for-sale securities	(25,636)	(8,002)
Proceeds from maturities of available-for-sale securities	4,000	6,800
Purchases of property and equipment, net	(208)	(48)
Net cash used in investing activities	(21,844)	(1,250)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	530	374
Net cash provided by financing activities	530	374
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	115
Net decrease in cash, cash equivalents and restricted cash	(36,452)	(11,117)
Cash, cash equivalents and restricted cash, beginning of year	106,489	21,094
Cash, cash equivalents and restricted cash, end of year	$70,037	$9,977
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING INFORMATION:
Purchases of property and equipment in accounts payable	$36	$118

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

Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of $109.2 million as of March 31, 2018. The Company’s ultimate success depends on the outcome of its research and development activities. The Company expects to incur additional losses in the future and it anticipates the need to raise additional capital to fully implement its business plan. Through March 31, 2018, the Company has financed its operations through private placements of redeemable convertible preferred stock, an initial public offering (“IPO”) of common stock, payments received under a license and collaboration agreement and a follow-on public offering of common stock.

In September 2017, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) (File No. 333-220314), effective as of October 5, 2017, which permits the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $200.0 million of its common stock.  Up to a maximum of $50.0 million of the maximum aggregate offering price of $200.0 million may be issued and sold pursuant to an at-the-market financing facility under a sales agreement with Cantor Fitzgerald & Co. (the “Sales Agreement”). As of March 31, 2018, the Company has not sold any shares of its common stock pursuant to the Sales Agreement.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year.

The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10‑K, filed with the SEC on March 7, 2018.

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates related to revenue recognition, accruals for research and development activities, stock-based compensation, and income taxes. Estimates related to revenue recognition include actual costs incurred versus total estimated budgeted cost of the Company’s deliverables, actual costs versus total estimated budget to determine percentage of completion, and application of constraint in the determination of transaction price under its license and collaboration agreement with Janssen Biotech, Inc. (the "Janssen License and Collaboration Agreement"). Management bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to forecasted amounts and future events. Actual results may differ significantly from those estimates.

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

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Restricted Cash

Restricted cash consists of cash balances primarily held as security in connection with a letter of credit related to the Company’s facility lease entered into in March 2017 and the Company’s corporate credit card.

Cash as Reported in Consolidated Statements of Cash Flows

Cash as reported in the unaudited condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as presented on the consolidated balance sheets.

Cash as reported in the unaudited condensed consolidated statements of cash flows consists of (in thousands):

	March 31,
	2018	2017
Cash and cash equivalents	$69,577	$9,517
Restricted cash	10	10
Restricted cash - noncurrent	450	450
Cash balance in consolidated statements of cash flows	$70,037	$9,977

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

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The Company entered into a license and collaboration agreement that became effective upon the resolution of regulatory requirements during the third quarter of 2017 which is within the scope of ASC 606, under which it has licensed certain rights to its PTG‑200 product candidate to a third party and may enter into other such arrangements in the future. The terms of the arrangement include payment to the Company of one or more of the following: non-refundable, up-front license fees, development and regulatory and commercial milestone payments, and royalties on net sales of licensed products.

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

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Recently Adopted Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016‑15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification of certain cash receipts and cash payments in the statements of cash flow to eliminate the diversity in practice related to eight specific cash flow issues. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance effective January 1, 2018. The adoption of this guidance had no effect on the Company’s financial position, results of operations or liquidity.

In May 2017, the FASB issued ASU No. 2017‑09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance on the types of changes to the terms and conditions of share-based payment awards to which an entity would be required to apply modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance effective January 1, 2018. The adoption of this guidance had no effect on the Company’s financial position, results of operations or liquidity.

Recently Issued Accounting Pronouncements Not Adopted as of March 31, 2018.

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842). Under the new guidance, (with the exception of short-term leases) at the commencement date, lessees will be required to recognize a lease liability and a right-of-use asset. Lessor accounting is largely unchanged, while lessees will no longer be provided with a source of off-balance sheet financing. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Lessees (for capital and operating leases) are required to apply the modified retrospective transition method for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective method does not require any transition accounting for leases that did not exist before the earliest comparative period presented. The Company established a cross-functional implementation team to review current lease accounting policies and practices and assess the impact of this guidance on the Company’s consolidated financial statements and disclosures. While the Company is currently reviewing its lease portfolio and evaluating and interpreting the requirements under the new guidance, including available accounting policy elections, it expects that its non-cancellable operating lease commitments will be subject to the new guidance and recognized as right-of-use assets and operating lease liabilities on the Company’s consolidated balance sheets. The Company is currently evaluating the impact of this new guidance on its results of operations and liquidity.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In June 2016, the FASB issued ASU No. 2016‑13, Financial Instruments - Credit Losses (Topic 326), which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. The new standard replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019 and early adoption is permitted for fiscal years and interim periods within those years beginning after December 15, 2018. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and disclosures

Note 3. Janssen Collaboration Agreement

Agreement Terms

On May 26, 2017, the Company and Janssen Biotech, Inc., ("Janssen"), one of the Janssen Pharmaceutical Companies of Johnson & Johnson, entered into an exclusive license and collaboration agreement for the clinical development, manufacture and potential commercialization of PTG‑200 worldwide for the treatment of Crohn’s disease ("CD") and ulcerative colitis ("UC"). Janssen is a related party to the Company as Johnson & Johnson Innovation - JJDC, Inc., a significant stockholder of the Company, and Janssen are both subsidiaries of Johnson & Johnson. PTG‑200 is the Company’s oral Interleukin 23 receptor ("IL‑23R") antagonist drug candidate currently in development. The Janssen License and Collaboration Agreement became effective on July 13, 2017. Upon the effectiveness of the agreement, the Company received a non-refundable, upfront cash payment of $50.0 million from Janssen.

Under the Janssen License and Collaboration Agreement, the Company granted to Janssen an exclusive worldwide license to develop, manufacture and commercialize PTG‑200 and related IL‑23R compounds for all indications, including CD and UC. The Company is responsible, at its own expense, for the conduct of the Phase 1 clinical trial for PTG‑200, and Janssen will be responsible for the conduct of a potential Phase 2 clinical trial for PTG‑200 in CD, including filing the Investigational New Drug application (“IND”). All such clinical trials will be conducted in accordance with a mutually agreed upon clinical development plan and budget. Development costs for the Phase 2 clinical trial will be shared between the parties on an 80%/20% basis, with Janssen assuming the larger share. Should Janssen elect to retain its license following completion of the Phase 2 clinical trial, it will be responsible, at its own expense, for the manufacture, continued development of, seeking regulatory approval for, and commercialization of PTG‑200 worldwide. The parties’ development activities under the Janssen License and Collaboration Agreement through the Phase 2 clinical trial will be overseen by a joint governance structure which will have equal representation by both parties unless both parties mutually agree to disband such structure or the Company has provided written notice to Janssen of its intention to disband and no longer participate in such structure.

The Company is eligible to receive a $25.0 million payment upon filing of the IND. Following the conclusion of the planned Phase 2a portion of the Phase 2 clinical trial, if Janssen elects to maintain its license rights and continue the development of PTG-200 in the Phase 2b portion of such clinical trial (the “First Opt-in Election”), the Company would be eligible to receive a $125.0 million payment. Following the conclusion of the planned Phase 2b portion of the Phase 2 clinical trial, if Janssen elects again to maintain its license rights (the “Second Opt-in Election”), the Company would be eligible to receive a $200.0 million payment. In addition to the opt-in fees, the Company would be eligible to receive potential development, regulatory and sales milestone payments of up to an aggregate of $590.0 million, and tiered royalties paid as a percentage of Janssen’s worldwide net sales at rates ranging from ten to the mid-teens, with certain customary reductions under certain circumstances. If Janssen does not make either the First Opt-in Election or

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

the Second Opt-in Election, the Janssen License and Collaboration Agreement will terminate. If Janssen does not make the Second Opt-in Election, or if at any time after the Second Opt-in Election, Janssen terminates the Janssen License and Collaboration Agreement, the Company would be obligated to pay Janssen a low single-digit royalty on worldwide net sales of PTG‑200. The Company would also have an option to provide up to 30% of the required U.S. details for PTG‑200 to prescribers, using its own sales force personnel, upon commercial launch in the United States. If such right is exercised by the Company, the Company’s detailing costs would be reimbursed by Janssen at a mutually agreed cost per primary detailing equivalent.

The Janssen License and Collaboration Agreement contains customary representations, warranties and covenants by the Company and Janssen and includes an obligation by the Company not to develop or commercialize other compounds which also target IL‑23R outside of the Janssen License and Collaboration Agreement until completion of the Phase 2b portion of the Phase 2 clinical trial. Each of the Company and Janssen is required to indemnify the other party against all losses and expenses related to breaches of its representations, warranties and covenants under the Janssen License and Collaboration Agreement.

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

Revenue Recognition

The Company identified the following material promises under the Janssen License and Collaboration Agreement: (1) the license related to PTG‑200, (2) the performance of development services, including regulatory support, during Phase 1 clinical trial for PTG‑200 through the filing of the IND by Janssen, and (3) compound supply services for Phase 1 and Phase 2 activities. The Company considered that the license has standalone functionality and is capable of being distinct. However, the Company determined that the license is not distinct from the development and compound supply services within the context of the agreement because the development and compound supply services significantly increase the utility of the intellectual property.

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

The Company also evaluated whether the fees related to the First Opt-in Election and Second Opt-in Election are options with material rights. These two options include additional sublicense rights and patent rights transferred to Janssen upon exercising both of these options. The Company concluded that Janssen’s opt in rights are not options with

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

material rights because the $50.0 million upfront payment to the Company was not negotiated to provide incremental discount for the future opt in payments at the end of Phase 2a and Phase 2b. The option to “opt in” provides Janssen with a license for IP that has been improved from the license initially granted for a term in the case of the opt in after completion Phase 2a and then a perpetual license in the case of “opt in” after completion of Phase 2b. Therefore, the First Opt-in Election and Second Opt-in Election options are not considered to be material rights. The option fees will be recognized as revenue when, and if, Janssen exercises its options because the Company has no further performance obligations at that point.

For revenue recognition purposes, the Company determined that the duration of the contract began on the effective date of July 13, 2017 and ends upon completion of Phase 2a activities. The contract duration is defined as the period in which parties to the contract have present enforceable rights and obligations. The Company analyzed the impact of Janssen terminating the agreement prior to the completion of Phase 2a and determined that there were significant economic penalties to Janssen for doing so. The Company believes that if Janssen terminates the agreement upon completion of Phase 2a, the forfeiture of the remaining license rights and payment of 50% of the remaining Phase 2 costs is not a significant economic penalty when compared to paying $125.0 million as an opt in license fee to continue the use of the License. Thus, the duration of the contract is limited to the end of Phase 2a.

The Company determined that the transaction price of the Janssen License and Collaboration Agreement was $53.9 million as of March 31, 2018 and December 31, 2017. In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. The Company determined that the $50.0 million upfront payment, the $25.0 million payment payable upon filing of the IND, which is fully constrained as of March 31, 2018 and December 31, 2017, and $3.9 million of estimated variable consideration for cost-sharing payments from Janssen for agreed upon services related to Phase 2 activities constituted consideration to be included in the transaction price, which is to be allocated to the combined performance obligation. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

As part of the evaluation for determining that the $25.0 million payment upon filing of the IND is fully constrained as of March 31, 2018, the Company considered several factors, including the stage of development of PTG‑200 and that achievement of the milestone is outside of the Company’s control, and concluded that the filing of the IND is not probable at this time. If and when the filing of the IND becomes probable, the $25.0 million payment will be constrained by contra revenue amounts for payments that the Company expects to make for 20% of the cost of Phase 2 activities to be performed by Janssen. The additional potential development, regulatory and sales milestone payments of up to an aggregate of $590.0 million after the completion of Phase 2a activities that the Company is eligible to receive are outside the contract term and as such have been excluded from the transaction price. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Janssen and therefore have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

The Company uses the most likely amount method to estimate variable consideration. Variable consideration for cost-sharing payments related to agreed upon services for Phase 2 activities that the Company performs within the duration of the contract are included in the transaction price at an amount equal to 80% of the estimated budgeted costs for these activities, including primarily internal full-time equivalent effort and third party contract costs. The Company is responsible for 20% of the development costs for the Phase 2 clinical trial. Accordingly, a significant portion of this work is expected to be performed by Janssen. Because the Phase 2 clinical trial activity is related to the license, it is not capable of being distinct. This is because both the Company and Janssen cannot benefit from these activities absent the Phase 1 activities. As the Phase 2 activities for which the Company will share 20% of the cost activities are not capable

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

of being distinct and are not separately identifiable within the context of the contract, they are not a distinct service that Janssen transfers to the Company. Therefore, the consideration payable to Janssen is accounted for as a reduction in the transaction price. The Company and Janssen make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the overall shared costs incurred. The Company accounts for cost-sharing payments from Janssen as increases in license and collaboration revenue in its consolidated statements of operations, while cost-sharing payments to Janssen are accounted for as reductions in license and collaboration revenue, or contra-revenue. Costs incurred by the Company related to agreed upon services for Phase 2 activities under the Janssen License and Collaboration Agreement are recorded as research and development expenses in its consolidated statements of operations.

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

1.

Output methods — recognize revenue on the basis of direct measurements of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contract (e.g. surveys of performance completed to date, appraisals of results achieved, milestones reached, time elapsed and units of produced or units delivered); and

2.

Input methods — recognize revenue on the basis of the entity’s efforts or inputs to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs to the satisfaction of that performance obligation.

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

For the three months ended March 31, 2018, the Company recognized $10.8 million of license and collaboration revenue. This amount included $10.5 million of the transaction price for the Janssen License and Collaboration Agreement recognized based on proportional performance, and $0.3 million, net, for other services related to Phase 2 activities performed by the Company on behalf of Janssen that are not included in the performance obligations identified under the Janssen License and Collaboration Agreement.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table presents changes in the Company’s contract assets and liabilities during the three months ended March 31, 2018 (in thousands):

	Balance at			Balance at
	Beginning of			End of
Three months ended March 31, 2018	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$1,816	$1,426	$(520)	$2,722
Contract liabilities:
Deferred revenue - related party	$31,752	$609	$(10,481)	$21,880
Payable to collaboration partner - related party	$—	$379	$—	$379

Deferred revenue related to the Janssen License and Collaboration Agreement was $21.9 million and $31.8 million as of March 31, 2018 and December 31, 2017, respectively, and is recognized as the combined performance obligation is satisfied. Receivable from collaboration partner for cost sharing amounts payable from Janssen was $2.7 million and $1.8 million as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, the Company also recorded a $0.4 million payable to collaboration partner for cost sharing amounts payable to Janssen.

During the three months ended March 31, 2018, the Company recognized revenue of $10.5 million from amounts included in the contract liability balance at the beginning of the period. No revenue was recognized from the contract asset balance at the beginning of the period or from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill the contract were capitalized.

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

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table presents the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$68,088	$—	$—	$68,088
Corporate bonds	—	6,765	—	6,765
Commercial paper	—	2,892	—	2,892
Government bonds	—	61,283	—	61,283
Total financial assets	$68,088	$70,940	$—	$139,028

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$48,704	$—	$—	$48,704
Corporate bonds	—	6,247	—	6,247
Commercial paper	—	58,524	—	58,524
Government bonds	—	40,303	—	40,303
Total financial assets	$48,704	$105,074	$—	$153,778

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

Note 5. Balance Sheet Components

Cash Equivalents and Available-for-sale Securities

Cash equivalents and available-for-sale securities consisted of the following (in thousands):

	March 31, 2018
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$68,088	$—	$—	$68,088
Corporate bonds	6,792	—	(27)	6,765
Commercial paper	2,892	—	—	2,892
Government bonds	61,436	—	(153)	61,283
Total cash equivalents and available-for-sale securities	$139,208	$—	$(180)	$139,028
Classified as:
Cash equivalents				$68,088
Available-for-sale securities - current				65,383
Available-for-sale securities - noncurrent				5,557
Total cash equivalents and available-for-sale securities				$139,028

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	December 31, 2017
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$48,704	$—	$—	$48,704
Corporate bonds	6,254	—	(7)	6,247
Commercial paper	58,524	—	—	58,524
Government bonds	40,428	—	(125)	40,303
Total cash equivalents and available-for-sale securities	$153,910	$—	$(132)	$153,778
Classified as:
Cash equivalents				$104,348
Available-for-sale securities - current				37,972
Available-for-sale securities - noncurrent				11,458
Total cash equivalents and available-for-sale securities				$153,778

All available-for-sale securities - current held as of March 31, 2018 and December 31, 2017 had contractual maturities of less than one year. All available-for-sale securities - noncurrent held as of March 31, 2018 and December 31, 2017 had contractual maturities of at least one year but less than two years. There were no material realized gains or realized losses on available-for-sale securities for the periods presented.

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued clinical and research related expenses	$8,277	$6,437
Accrued employee related expenses	1,267	2,718
Accrued professional service fees	486	267
Other	328	124
Accrued expenses and other payables	$10,358	$9,546

Note 6. Research Collaboration and License Agreement

In October 2013, the Company’s former collaboration partner decided to abandon a collaboration program with the Company and, pursuant to the terms of the agreement between the Company and the former collaboration partner, the Company elected to assume the responsibility for the development and commercialization of the product. Upon the former collaboration partner’s abandonment, it assigned to the Company certain intellectual property arising from the collaboration and also granted the Company an exclusive license to certain background intellectual property rights of the former collaboration partner that relate to the products acquired by the Company. The nomination of PTG‑300 as a development candidate triggered a $250,000 payment from the Company to the former collaboration partner, which the Company recorded as research and development expense during the three months ended March 31, 2016. The initiation of a Phase 1 clinical study for PTG‑300 triggered an additional $250,000 payment obligation from the Company to the former collaboration partner, which the Company recorded as research and development expense during the three months ended June 30, 2017. The Company has the right, but not the obligation, to further develop and commercialize the product and, if the Company successfully develops and commercializes PTG‑300 without a partner, the Company

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

will pay the former collaboration partner up to an additional aggregate of $128.5 million for the achievement of certain development, regulatory and sales milestone events. In addition, the Company will pay the former collaboration partner a low single digit royalty on worldwide net sales of the product until the later of 10 years from the first commercial sale of the product or the expiration of the last patent covering the product.

Note 7. Government Programs

Research and Development Tax Incentive

The Company recognized AUD 770,000 ($604,000) and AUD 134,000  ($103,000) as a reduction of research and development expenses for the three months ended March 31, 2018 and 2017, respectively, in connection with the research and development tax incentive from Australia. As of March 31, 2018, and December 31, 2017, the research and development tax incentive receivable was AUD 2.5 million ($1.9 million) and AUD 1.7 million ($1.3 million), respectively.

Based on the nature of the amounts received under the Janssen License and Collaboration Agreement, the Company concluded that these amounts should be classified as statutory income for Australian taxation purposes. Accordingly, these amounts should not be included in the calculation of annual turnover for the purposes of determining eligibility for the refundable research and development tax offset.

SBIR Grant

In May 2017, the Company was awarded a Phase 2 Small Business Innovation Research ("SBIR") Grant from the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health ("NIH") in support of research aimed at developing biomarkers that define IL‑23R target engagement by oral peptide antagonists and the effects of that engagement of downstream signaling. The total grant award was $1.3 million and is for the period from May 2017 to April 2019.

In July 2016, the Company was awarded a Phase 1 SBIR Grant from the National Institute of Heart and Lung Diseases of the NIH in support of pre-clinical research aimed at discovering and optimizing lead molecules as novel peptide mimetics of the natural hepcidin hormone. The total grant award was $219,000 and was for the period from August 2016 to January 2017.

The Company recognizes a reduction to research and development expenses when expenses related to the grants have been incurred and the grant funds become contractually due from NIH. The Company recorded $61,000 as a reduction of research and development expenses for the three months ended March 31, 2018. There was no such reduction recorded for the three months ended March 31, 2017. The Company recorded a receivable for $61,000 and $58,000 as of March 31, 2018 and December 31, 2017, respectively, to reflect the eligible costs incurred under the grants that are contractually due to the Company, and such amounts are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

of which expires in December 2018. The Company records tenant improvement allowances as deferred rent when funds are received and associated capital expenditures as leasehold improvements that will be amortized over the shorter of their useful life or the remaining term of the lease.

The following table summarizes the Company’s minimum lease payments related to the Newark facility as of March 31, 2018 (in thousands):

Year Ending December 31:	Amount
2018 (remaining nine months)	$1,334
2019	1,941
2020	2,000
2021	2,060
2022	2,121
Thereafter	3,106
Total	$12,562

Note 9. Equity Plans

Equity Incentive Plans

In July 2016, the Company’s board of directors and stockholders approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) to replace the 2007 Stock Option Plan. The 2016 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2016 Plan expire no later than ten years from the date of grant. As of March 31, 2018, approximately 664,068 shares were available for issuance under the 2016 Plan.

Stock Options

Stock options generally have an exercise price equal to the fair market value of the Company’s common stock on the grant date. Employee stock options generally vest over a period of four years. Non-employee director initial stock options generally vest over a period of three years, and non-employee director annual refresher stock options generally vest over a period of approximately one year. Non-employee consultant options generally vest over a period of one to four years.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Stock option activity under the Company’s equity incentive plans is set forth below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Options	Share	Life (years)	Value
				(in millions)
Outstanding at December 31, 2017	2,438,151	$11.51	8.26
Granted	629,950	16.91
Exercised	(50,507)	4.40
Forfeited	(33,072)	20.12
Outstanding at March 31, 2018	2,984,522	$12.67	8.52	$5.9
Exercisable – March 31, 2018	952,059	$9.92	7.81	$3.3
Vested and expected to vest – March 31, 2018	2,984,522	$12.67	8.52	$5.9

(1)

The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on March 31, 2018. The calculation excludes options with an exercise price higher than the closing price of the Company’s common stock on March 31, 2018.

During the three months ended March 31, 2018, the estimated weighted-average grant-date fair value of common stock underlying options granted to employees was $10.51 per share.

Employee Stock Options Valuation

The fair value of employee stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2018	2017
Expected term (in years)	6.02 - 6.08	6.08
Expected volatility	66.38% - 66.47%	62.5%
Risk-free interest rate	2.42% - 2.73%	2.07%
Dividend yield	—	—

Restricted Stock Units

A restricted stock unit is an agreement to issue shares of the Company’s common stock at the time of vesting. Restricted stock units vest in four equal installments on approximately the first, second, third and fourth anniversaries of the grant date.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Restricted stock unit activity under the 2016 Plan is set forth below:

Un
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested at December 31, 2017	—	—
Granted	113,625	$16.95
Unvested at March 31, 2018	113,625	$16.95

Stock-based compensation expense associated with restricted stock units is based on the fair value of our common stock on the grant date, which equals the closing market price of our common stock on the grant date. For restricted stock units, we recognize compensation expense over the vesting period of the awards that are ultimately expected to vest.

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“2016 ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period. As of March 31, 2018, a total of 73,445 shares of common stock have been issued under the 2016 ESPP, and 454,660 shares were available for issuance.

Stock-Based Compensation

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Research and development	$541	$359
General and administrative	644	484
Total stock-based compensation expense	$1,185	$843

As of March 31, 2018, total unrecognized stock-based compensation expense related to stock options was approximately $15.7 million, which the Company expects to recognize over a weighted-average period of approximately 3.19 years.

Note 10. Income Taxes

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

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. For the three months ended March 31, 2018, the Company noted no additional guidance or information that affects the provisional amounts initially recorded at zero for the transition tax and the remeasurement of the deferred tax assets for the year ended December 31, 2017. As a result, the Company recorded no adjustment to the transition tax and the remeasurement of the deferred tax assets. The Company will continue to monitor and analyze any additional guidance and information that may be issued by the federal and state tax authorities. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company has elected to treat any potential GILTI inclusions as a period cost as it is not projecting any material impact from GILTI inclusions and any deferred taxes related to any inclusion would be immaterial. Effective for the quarter ending March 31, 2018, the Company has not made any measurement-period adjustments related to GILTI.

Note 11. Net Loss per Share

As the Company had net losses for the three months ended March 31, 2018 and 2017, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net loss	$(7,661)	$(14,101)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	21,112,393	16,766,218
Net loss per shares, basic and diluted	$(0.36)	$(0.84)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share attributable to common stockholders computations for the three months ended March 31, 2018 and 2017 because their inclusion would be anti-dilutive:

	Three Months Ended
	March 31,
	2018	2017
Options to purchase common stock	2,984,522	2,306,482
Restricted stock units	113,625	—
ESPP shares	24,315	—
Total	3,122,462	2,306,482

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this quarterly report (this “Quarterly Report”) on Form 10‑Q and with our Audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2017, included in our Annual Report on Form 10‑K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2018.

Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors. In particular, statements, whether expressed or implied, concerning, among other things, the potential for our programs, the timing of our clinical trials, the potential for eventual regulatory approval and commercialization of our product candidates and our potential receipt of milestone payments and royalties under our collaboration agreement with Janssen, future operating results or the ability to generate sales, income or cash flow are forward-looking statements. They involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those discussed in Part II, Item 1A, of this Quarterly Report. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. “Protagonist,” the Protagonist logo and other trademarks, service marks and trade names of Protagonist are registered and unregistered marks of Protagonist Therapeutics, Inc. in the United States and other jurisdictions.

Overview

We are a clinical stage biopharmaceutical company with a proprietary technology platform that enables the discovery and development of novel constrained peptide-based drug candidates that address significant unmet medical needs.  Our product candidates are designed to affect critical steps in the biological pathways of particular diseases, for example, by blocking protein-protein interactions. We believe our peptide-based approach has advantages over alternative approaches such as small molecules and antibodies.  Our clinical stage product candidates PTG-100 and PTG-200 are oral drugs that block biological pathways currently targeted by marketed injectable antibody drugs and offer targeted delivery to the gastrointestinal (“GI”) tissue compartment. We believe that, as compared to antibody drugs, these product candidates have the potential to provide improved safety due to minimal exposure in the blood, increased convenience and compliance due to oral delivery, and the opportunity for the earlier introduction of targeted therapy.

PTG-100, an oral, alpha-4-beta-7 (“α4β7”) integrin antagonist, is being developed for potential treatment of inflammatory bowel disease (“IBD”), a GI disease consisting primarily of ulcerative colitis (“UC”), and Crohn’s disease

(“CD”). In March 2018, we announced the discontinuation of a global Phase 2b clinical trial for the treatment of moderate-to-severe UC. This decision followed a planned interim analysis by an independent Data Monitoring Committee (“DMC”) of unblinded efficacy and safety data from the first 65 evaluable patients from the ongoing 240 patient trial. The DMC reported that the interim analysis met pre-specified futility criteria on the primary endpoint of clinical remission, and as a result the study was discontinued. No safety concerns were noted in the analysis.  We are conducting a comprehensive review of the complete dataset from all patients enrolled in the Phase 2b trial and will determine next steps for PTG-100 and for the general therapeutic approach of oral, GI-restricted α4β7 integrin antagonists after completing this review.

PTG-200 is a potential first-in-class oral Interleukin-23 receptor (“IL-23R”) antagonist for the treatment of IBD. It is currently in a Phase 1 healthy volunteer clinical study that was initiated in Australia in the fourth quarter of 2017. The IL-12/23 pathway blockade is an approach that has been validated through a U.S. Food and Drug Administration (“FDA”) approved injectable antibody drug. We have entered into a worldwide license and collaboration agreement with Janssen Biotech, Inc. (“Janssen”), a Johnson & Johnson company, to co-develop and co-detail PTG-200 for all indications, including IBD. See the section below titled “Janssen License and Collaboration Agreement” for additional information. In the second half of 2018, we expect to file an Investigational New Drug application (“IND”) in the United States and other regulatory filings outside the United States to support a global Phase 2 study of PTG-200 in CD to be conducted in collaboration with Janssen.

Our novel peptides have potential applicability in a wide range of therapeutic areas in addition to GI diseases.  We have applied our versatile platform outside of the GI disease areas and are developing PTG-300, an injectable hepcidin mimetic, for the potential treatment of anemia and iron overload in certain rare blood disorders, with an initial focus on beta-thalassemia. In the fourth quarter of 2017, we completed a successful Phase 1 study of PTG-300 in healthy volunteers which established pharmacodynamic-based clinical proof of concept. We have completed planned regulatory meetings with the United Kingdom’s Medicines and Healthcare Products Regulatory Agency and the FDA about the planned development of PTG-300 in beta-thalassemia. PTG-300 received an orphan drug designation from the FDA for the treatment of beta-thalassemia in March 2018.  In the second half of 2018, we anticipate filing an IND in the United States and other regulatory filings outside the United States and initiating a global Phase 2 study of PTG-300 in patients with beta-thalassemia.

In addition, we continue to use our peptide technology platform to discover product candidates against targets in disease areas with significant unmet medical needs. In 2018, we anticipate initiating IND-enabling studies for a fourth product candidate, an oral peptide targeting a GI condition other than IBD.

We have not generated any revenue from product sales and we do not currently have any products approved for commercialization. We have never been profitable and have incurred net losses in each year since inception and we do not anticipate that we will achieve sustained profitability in the near term. Our net losses were $7.7 million and $14.1 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $109.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development, including clinical development activities under the Janssen License and Collaboration Agreement, and as a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approval for, our product candidates.

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

Janssen License and Collaboration Agreement

On May 26, 2017, we and Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson, entered into an exclusive license and collaboration agreement (the "Janssen License and Collaboration Agreement") for the clinical development, manufacture and potential commercialization of PTG‑200 worldwide for the treatment of CD and UC. Janssen is a related party to us as Johnson & Johnson Innovation - JJDC, Inc., a significant stockholder of ours, and Janssen are both subsidiaries of Johnson & Johnson. During the third quarter of 2017, we received a non-refundable, upfront cash payment of $50.0 million from Janssen. We can also receive up to an additional $940.0 million in payments, including potential license option payments of $125.0 million at the Phase 2 interim analysis and $200.0 million at Phase 2 completion, and $615.0 million in other potential clinical development, regulatory approval and sales milestones. We and Janssen will co-develop and co fund PTG-200 through Phase 2 clinical development. Janssen will be responsible for funding Phase 3 studies in CD and UC. We will receive double-digit tiered royalties on future net sales and retain the option to co-detail PTG-200 in the United States. See Note 3 to the condensed consolidated financial statements included elsewhere in this report for additional information.

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

There have been no material changes in our critical accounting policies during the three months ended March 31, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10‑K for the year ended December 31, 2017 filed with the SEC on March 7, 2018.

Components of Our Results of Operations

License and Collaboration Revenue

Our license and collaboration revenue is derived from payments we receive under the Janssen License and Collaboration Agreement. See Note 3 to the condensed consolidated financial statements included elsewhere in this report for additional information.

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

We recognize the funds from grants under government programs as a reduction of research and development expenses when the related research costs are incurred. In addition, we recognize the funds related to our Australian research and development tax incentive that are not subject to refund provisions as a reduction of research and development expenses. The amounts are determined on a cost reimbursement basis and, as the incentive is related to our research and development expenditures and is generally non-refundable, the amounts have been recorded as a reduction of research and development expenses. The Australian research and development tax incentive is recognized when there is reasonable assurance that the incentive will be received, the relevant expenditure has been incurred and the amount of the consideration can be reliably measured.

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

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Clinical and development expense — PTG-100	$9,104	$6,567
Clinical and development expense — PTG-200	3,159	—
Clinical and development expense — PTG-300	2,583	—
Pre-clinical and drug discovery research expense	1,187	4,818
Less: Reimbursement of expenses under grants and incentives	(665)	(103)
Total research and development expenses	$15,368	$11,282

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of expenses for rent and maintenance of facilities, information technology, depreciation and amortization expense and other supplies. We expect to incur additional expenses to support the growth of our operations and as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of the national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and available-for-sale securities.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

	Three Months Ended
	March 31,		Dollar	%
	2018	2017	Change	Change
	(Dollars in thousands)
License and collaboration revenue - related party	$10,781	$—	$10,781	*
Operating expenses:
Research and development (1)	15,368	11,282	4,086	36
General and administrative (2)	3,642	2,991	651	22
Total operating expenses	19,010	14,273	4,737	33
Loss from operations	(8,229)	(14,273)	6,044	42
Interest income	568	172	396	230
Net loss	$(7,661)	$(14,101)	$6,440	46

(1)	Includes $0.5 million and $0.4 million of non-cash stock-based compensation expense for the three months ended March 31, 2018 and 2017, respectively.
(2)	Includes $0.6 million and $0.5 million of non-cash stock-based compensation expense for the three months ended March 31, 2018 and 2017, respectively.

*Percentage not meaningful

License and Collaboration Revenue

For the three months ended March 31, 2018, we recognized $10.8 million as license and collaboration revenue under the Janssen License and Collaboration Agreement. This amount included $10.5 million of the transaction price for the Janssen License and Collaboration Agreement recognized based on proportional performance as measured by actual costs incurred as a percentage of budgeted costs, and $0.3 million, net, for other services related to Phase 2 activities performed by us on behalf of Janssen that are not included in the performance obligations identified under the Janssen License and Collaboration Agreement. We did not recognize any license and collaboration revenue during the three months ended March 31, 2017.

Deferred revenue related to the Janssen License and Collaboration Agreement was $21.9 million and $31.8 million as of March 31, 2018 and December 31, 2017, respectively, and is recognized as the combined performance obligation is satisfied. Receivable from collaboration partner for cost sharing amounts payable from Janssen was $2.7 million and $1.8 million as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, the Company also recorded a $0.4 million payable to collaboration partner for cost sharing amounts payable to Janssen.

Research and Development Expenses

Research and development expenses increased $4.1 million, or 36%, from $11.3 million for the three months ended March 31, 2017, to $15.4 million for the three months ended March 31, 2018. The increase was primarily due to an increase of $2.5 million in PTG‑100 clinical trial and development expenses, $3.2 million for PTG-200 clinical trial and development expenses, and $2.6 million for PTG-300 clinical trial and development expenses. These increases were partially offset by a decrease of $3.6 million in pre-clinical and discovery research expenses as PTG-200 and PTG-300 advanced to the clinical stage, and a decrease of $0.6 million related to higher expense reimbursement under grant and incentive programs. Research and development expenses for the three months ended March 31, 2018 include an increase in personnel costs due to increased research and development headcount from 31 employees at March 31, 2017 to 48 employees at March 31, 2018.

General and Administrative Expenses

General and administrative expenses increased $0.6 million, or 22%, from $3.0 million for the three months ended March 31, 2017 to $3.6 million for the three months ended March 31, 2018. The increase was primarily due to an increase of $0.5 million in personnel costs due to an increase in headcount to support the growth of our operations and increases of $0.2 million in franchise and other business related taxes and $0.1  million in consulting and contract labor expenses due to the growth of our operations and operating as a public company, partially offset by a $0.1 million decrease in accounting fees.

Interest Income

Interest income increased $0.4 million, or 230% from $0.2 million for the three months ended March 31, 2017 to $0.6 million for the three months ended March 31, 2018. The increase was due primarily to the investment of the $50.0 million upfront payment from Janssen during the third quarter of 2017 and funds from our follow-on public offering of common stock during the fourth quarter of 2017.

Liquidity and Capital Resources

As of March 31, 2018, we had $140.5 million of cash, cash equivalents and available-for-sale securities and an accumulated deficit of $109.2 million. Our operations have been financed by net proceeds from the sale of shares of our capital stock and revenue from the Janssen License and Collaboration Agreement. During the third quarter of 2017 we became eligible for and received a non-refundable, upfront cash payment of $50.0 million from Janssen.

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

As of the filing of this Quarterly Report, we have not sold any shares of our common stock pursuant to the Sales Agreement. In October 2017, we completed an underwritten public offering of 3,530,000 shares of our common stock at a public offering price of $17.00 per share. In November 2017, we issued an additional 529,500 shares of our common stock at a price of $17.00 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs, were $64.5 million. As of the filing of this Quarterly Report, up to a maximum aggregate offering price of $131.0 million of our common stock may be offered, issued and sold by us under our registration statement on Form S-3.

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
•

the selling and marketing costs associated with our current product candidates and any other product candidates we may identify and develop, including the cost and timing of expanding our sales and marketing capabilities;

•

the achievement of development, regulatory and sales milestones resulting in payments to us from Janssen under the Janssen License and Collaboration Agreement, and the timing of receipt of such payments, if any;

•	the timing, receipt and amount of royalties under the Janssen License and Collaboration Agreement on worldwide net sales of PTG‑200, upon regulatory approval or clearance, if any;
•

the amount and timing of sales and other revenues from our current product candidates and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Cash used in operating activities	$(15,138)	$(10,356)
Cash used in investing activities	(21,844)	(1,250)
Cash provided by financing activities	530	374

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2018 was $15.1 million, consisting of our net loss of $7.7 million and a net change of $8.8 million in net operating assets, partially offset by non-cash charges of $1.4 million. The change in net operating assets and liabilities was due primarily to a net decrease of $9.9 million in deferred revenue related to the Janssen License and Collaboration Agreement, an increase of $0.9 million in receivable from collaboration partner and an increase of $0.6 million in the Australian research and development tax incentive receivable, partially offset by a decrease of $1.2 million in prepaid expenses, an increase of $1.0 million in accrued expenses and other payables and an increase of $0.4 million in payable to collaboration partner. Non-cash charges were primarily comprised of $1.2 million of stock-based compensation, $0.1 million of depreciation and amortization and $0.1 million of net amortization of premium on available-for-sale securities.

Cash used in operating activities for the three months ended March 31, 2017 was $10.4 million, consisting of our net loss of $14.1 million, partially offset by a net change of $2.7 million in net operating assets and liabilities and non-cash charges of $1.0 million. The change in net operating assets and liabilities was due primarily to an decrease of $1.6 million in prepaid expenses and other current assets and an increase of $1.2 million in accounts payable and accrued expenses related primarily to an increase in research and development activities and other general and administrative professional services, partially offset by a $0.1 million increase in the Australian research and development tax incentive receivable. Non-cash charges were primarily comprised of $0.8 million for stock-based compensation.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2018 was $21.8 million, consisting of purchases of available-for-sale securities of $25.6 million and purchases of property and equipment of $0.2 million, partially offset by proceeds from maturities of available-for-sale securities of $4.0 million.

Cash used in investing activities for the three months ended March 31, 2017 was $1.3 million, consisting of purchases of available-for-sale securities of $8.0 million, partially offset by proceeds from maturities of available-for-sale securities of $6.8 million and purchases of property and equipment of $0.1 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2018 was $0.5 million, consisting of proceeds from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan.

Cash provided by financing activities for the three months ended March 31, 2017 was $0.4 million, consisting of proceeds from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan.

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

The following table summarizes our contractual obligations as of March 31, 2018 (in thousands):

	Payments Due by Period
	Less Than			More Than
Contractual Obligations:	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total
	(In thousands)
Operating lease obligations	$1,811	$3,969	$4,212	$2,570	$12,562
Total contractual obligations	$1,811	$3,969	$4,212	$2,570	$12,562

During the three months ended March 31, 2018, there were no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10‑K for the year ended December 31, 2017 filed with the SEC on March 7, 2018.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined under SEC rules, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities.

We had $140.5 million and $155.5 million in cash, cash equivalents and available-for-sale securities at March 31, 2018 and December 31, 2017, respectively. Cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Available-for-sale securities consist of corporate bonds, commercial paper and government bonds. Short-term available-for-sale securities have maturities of greater than three months but no longer than 365 days as of the balance sheet date. Long-term available-for-sale securities have maturities of 365 days or longer as of the balance sheet date. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been material. We had no outstanding debt as of March 31, 2018.

Approximately $1.1 million and $1.2 million of our cash balance was located in Australia at March 31, 2018 and December 31, 2017, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results of operations.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer,  evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We may become subject to litigation and claims arising in the ordinary course of business, including the matter described below.

On September 26, 2017, Medical Diagnostic Laboratories, LLC (“MDL”) filed a lawsuit for alleged infringement of U.S. Patent No. 8,946,150 (“the ’150 patent”) by our polypeptide PTG-200 (the “Complaint”). We have licensed PTG-200 to Janssen Biotech, Inc. for clinical development. On December 1, 2017, we filed a motion to dismiss the case, urging that all of our activities, as described in the Complaint, fall within the safe harbor of 35 U.S.C. 271(e)(1) – precluding infringement for FDA-research related activities. On February 7, 2018, our motion to dismiss the case was granted by the U.S. District Court for the Northern District of California. The Court dismissed the case without prejudice to MDL attempting to amend its Complaint within thirty days to attempt to allege new facts that would support a case or suing in the future when commercial activity is imminent or concrete. No amended Complaint was filed by MDL and no appeal was taken by MDL, and the deadlines for such actions have now passed. Accordingly, the case is now concluded.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10‑K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 7, 2018.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.*

We have incurred significant operating losses since our inception. As of March 31, 2018, we have incurred cumulative losses of $109.2 million, and our net loss for the three months ended March 31, 2018 was $7.7 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development, including clinical development activities under our exclusive license and collaboration agreement (the “Janssen License and Collaboration Agreement”) with Janssen Biotech, Inc., a Pennsylvania corporation (“Janssen”), and as a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approvals for, our peptide-based product candidates.

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

We are an early clinical-stage biopharmaceutical company with no approved products and no historical product revenue, which makes it difficult to assess our future prospects and financial results.*

We are an early clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. Our operations to date have been limited to developing our technology, undertaking pre-clinical studies and clinical trials of our pipeline candidates, PTG-100, PTG-200 and PTG-300, and conducting research to identify additional product candidates. We successfully filed Clinical Trial Notifications in Australia to support our completed Phase 1 clinical trials of PTG-100, PTG-300 and our ongoing Phase 1 clinical trial of PTG-200. We successfully filed a U.S. IND application, and regulatory submissions in other countries as well, to support our global Phase 2b study of PTG-100 in ulcerative colitis (“UC”), however in March 2018 we announced that we were discontinuing this Phase 2b study following a planned interim analysis by an independent Data Monitoring Committee (“DMC”) of unblinded efficacy and safety data from the first 65 evaluable patients from the ongoing 240 patient trial. Using pre-specified criteria, the DMC deemed the trial to be futile based on an analysis of the primary endpoint of clinical remission.  As an early clinical-stage company, we have not yet demonstrated an ability to generate revenue or successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields such as biopharmaceutical drug discovery and development. Consequently, the ability to accurately assess our future operating results or business prospects is significantly more limited than if we had a longer operating history or approved products on the market.

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

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all.*

Our operations have consumed substantial amounts of cash since inception. We conducted a Phase 1 clinical trial of PTG-100 and PTG-300 in healthy volunteers, we initiated a global Phase 2b clinical trial of PTG-100 in patients with moderate-to-severe UC and we have initiated a Phase 1 clinical study of PTG-200. In March 2018, we announced that we were discontinuing the global Phase 2b clinical trial of PTG-100 for the treatment of moderate-to-severe UC. Developing pharmaceutical product candidates, including conducting pre-clinical studies and clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration (“FDA”) or any foreign regulatory agency, such as the European Medicines Agency (“EMA”), requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of PTG-100, PTG-200, PTG-300 or any of our other product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect, and any delay resulting from such further or repeat studies or trials could also result in the need for additional financing.

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

As of March 31, 2018, we had cash, cash equivalents and available-for-sale securities of $140.5 million. Based upon our current operating plan and expected expenditures, we believe that our existing cash, cash equivalents, and available-for-sale securities will be sufficient to fund our operations for at least the next 12 months. Our existing capital resources will not be sufficient to enable us to initiate any pivotal clinical trials. Accordingly, we expect that we will need to raise substantial additional funds in the future in order to complete clinical development or commercialize any of our product candidates. Our funding requirements and the timing of our need for additional capital are subject to change based on a number of factors, including:

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

•	changes or delays in our and/or Janssen’s development plans for PTG-200;
•	the costs of preparing to manufacture PTG-100, PTG-200 or PTG-300 on a scale sufficient to enable large-scale clinical trials and commercial supply;

•	the timing and cost of transitioning our product formulations into the formulations we intend to use in registration trials and commercialize;
•	the costs of commercialization activities if PTG-100, PTG-300 or any future product candidate is approved, including the formation of a sales force;
•	Janssen’s ability to successfully market and sell PTG-200, upon regulatory approval and clearance, in the United States and other countries;
•	the timing, receipt and amount of royalties under the Janssen License and Collaboration Agreement on worldwide net sales of PTG-200, upon regulatory approval and clearance, if any;
•	the sales price and availability of coverage and adequate third-party reimbursement for our product candidates that may receive regulatory approval, if any;
•	the degree and rate of market acceptance of any products launched by us or our partners;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our need and ability to hire and retain additional personnel;
•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and
•	the emergence of competing technologies or other adverse market developments.

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

Risks Related to Our Business and Industry

We are heavily dependent on the success of our lead product candidates, PTG-100, PTG-200 and PTG-300, which are in early-stage clinical development, and if any of these products fail to receive regulatory approval or are not successfully commercialized, our business would be adversely affected.*

We currently have no product candidates that are in registrational or pivotal clinical trials or are approved for commercial sale, and we may never be able to develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our lead product candidates, PTG-100 and PTG-200 targeting inflammatory bowel disease (“IBD”) and PTG-300 which targets anemia associated with certain rare blood disorders, and the development of other product candidates. We cannot be certain that PTG-100, PTG-200, PTG-300 or any other product candidates will receive regulatory approval or, if approved, be successfully commercialized. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of PTG-100, PTG-200, and PTG-300 will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, each of which has differing regulations. In addition, even if approved, our pricing and reimbursement will be subject to further review and discussions with payors. We are not permitted to market any product candidate in the United States until after approval of a new drug application (“NDA”) from the FDA, or in any foreign countries until after approval of a marketing application by corresponding regulatory authorities. We completed a Phase 1 clinical trial for PTG-100 in June 2016 and initiated a global Phase 2b clinical trial of PTG-100 in patients with moderate to severe UC. In March 2018, we announced that we were discontinuing the global Phase 2b clinical trial for the treatment of moderate-to-severe UC. This decision followed a planned interim analysis by an independent DMC of unblinded efficacy and safety data from the first 65 evaluable patients from the ongoing 240 patient trial. Using pre-specified criteria, the DMC deemed the trial to be futile based on an analysis of the primary endpoint of clinical remission, and as a result the study was discontinued.  We are conducting a comprehensive review of the complete dataset from all patients enrolled in the Phase 2b trial and will determine next steps for PTG-100 and for the general therapeutic approach of oral, GI-restricted α4β7 integrin antagonists after completing this review. We also completed a Phase 1 clinical trial for PTG-300 in December 2017 and initiated a Phase 1 clinical trial of PTG-200 in November 2017. We will need to conduct larger, more extensive clinical trials in the target patient populations to support a potential application for regulatory approval by the FDA or corresponding regulatory authorities, and we do not expect to be in a position to do so for the near term. We may not receive any preferential or expedited review of any application for regulatory approval by virtue of the fact that our product candidates target biological pathways that are also targeted by currently marketed injectable antibody drugs, and our product candidates will be subject to the regulatory review processes applicable to completely new drugs.

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

Our peptide-based product candidates will require additional research, clinical development, manufacturing activities, regulatory approval in multiple jurisdictions (if regulatory approval can be obtained at all), securing sources of commercial manufacturing supply and building of or partnering with a commercial organization. We cannot assure you that our clinical trials for PTG-100, PTG-200 or PTG-300 will be initiated or completed in a timely manner or successfully, or at all. Further we cannot be certain that we plan to advance any other peptide-based product candidates into clinical trials. Moreover, any delay or setback in the development of any product candidate, in particular PTG-100, PTG-200, or PTG-300, would be expected to adversely affect our business and cause our stock price to fall. For example, the termination of the global Phase 2b clinical trial of PTG-100 for the treatment of moderate-to-severe UC due to the interim analysis meeting the futility criterion on the primary endpoint of clinical remission significantly depressed our stock price.

If Janssen does not elect to continue the development of PTG-200 through an Opt-In Election, our business and business prospects would be significantly harmed.

Under the terms of the Janssen License and Collaboration Agreement, Janssen is not obligated to make any additional payments to us as we have already received the upfront payment that was due in the third quarter of 2017 pursuant to the terms of the Janssen License and Collaboration Agreement, until such time as it affirmatively elects to continue to advance the development of PTG-200 (the “First Opt-In Election”) within a period of time following completion date of the Phase 1 studies and the Phase 2a portion of the CD Phase 2 clinical trial and any related activities set forth in a clinical development plan (“Phase 2a Activities”). The timing of Janssen’s First Opt-In Election and whether Janssen elects to continue further clinical development of PTG-200 also affects the timing and availability of potential future milestone and royalty payments, if any. If the Phase 1 clinical trial or Phase 2 activities are terminated early, suspended for an extended period of time, or are otherwise unsuccessful, Janssen may determine not to elect to continue further clinical development of PTG-200, in which case, the Janssen License and Collaboration Agreement would terminate and our business and business prospects would be materially adversely affected.

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

Our business and future profitability is substantially dependent on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize our most advanced peptide-based product candidates, PTG-100, which was in a global Phase 2b trial that was discontinued in March 2018, PTG-300, which completed a Phase 1 clinical trial in December 2017, and PTG-200, which is in a Phase 1 clinical trial. We are not permitted to market or promote any of our peptide-based product candidates before we receive regulatory approval from the FDA, the EMA or any other foreign regulatory authority, and we may never receive such regulatory approval for any of our peptide-based product candidates. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. Approval policies, regulations and the types and amount of clinical and manufacturing data necessary to gain approval may change during the course of clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we have in development or may seek to develop in the future will ever obtain regulatory approval.

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

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Clinical failure can occur at any stage of clinical development. Further, we recently discontinued our Phase 2b clinical trial of PTG-100 in moderate-to-severe UC and have never conducted a Phase 3 clinical trial or submitted an NDA.*

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. The results of pre-clinical studies and early clinical trials of our product candidates and studies and trials of other products may not be predictive of the results of later-stage clinical trials. In addition to our planned pre-clinical studies and clinical trials, we expect to have to complete at least two large scale, well-controlled clinical trials to demonstrate substantial evidence of efficacy and safety for each product candidate we intend to commercialize. Further, given the patient populations for which we are developing therapeutics, we expect to have to evaluate long-term exposure to establish the safety of our therapeutics in a chronic dose setting. We initiated a Phase 2b clinical trial, which we discontinued in March 2018, and have never conducted a Phase 3 clinical trial or submitted an NDA, and as a result, we have no history or track record to rely on when entering these phases of the development cycle. For example, although we established pharmacological proof-of-concept for PTG-100 in pre-clinical studies and the Phase 1 clinical trial, an independent DMC deemed the Phase 2b clinical trial of PTG-100 for the treatment of moderate-to-severe UC to be futile based on an analysis of the primary endpoint of clinical remission. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. Clinical trial failures may result from a multitude of factors including, but not limited to, flaws in trial design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety and/or efficacy traits of the product candidate. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or pre-clinical studies.

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

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.*

We may encounter delays in enrolling, be unable to enroll or maintain, a sufficient number of patients to complete any of our clinical trials. Patient enrollment and retention in clinical trials is a significant factor in the timing of clinical trials and depends on many factors, including the size and nature of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical trial sites and the eligibility criteria for the clinical trial. There are a significant number of global clinical trials in UC that are currently ongoing, especially in Phases 2 and 3, making it highly competitive and challenging to recruit subjects.  More broadly, we are aware of a number of therapies that are commercialized or are being developed for IBD and we expect to face competition from these investigational drugs or approved drugs for potential subjects in our clinical trials, which may delay the pace of enrollment in our planned clinical trials. Furthermore, any negative results we may report in clinical trials of our product candidates, such as the early termination of our Phase 2b clinical trial of PTG-100 for the treatment of moderate-to-severe UC due to futility, may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible.

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

Moreover, since our product candidates PTG-100 and PTG-200 have been developed for indications for which injectable antibody drugs have been approved, we expect that our clinical trials would need to show a risk/benefit profile that is competitive with those existing products and product candidates in order to obtain regulatory approval or, if approved, a product label that is favorable for commercialization.

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

We face a variety of manufacturing risks and rely on third parties to manufacture our drug substance and clinical drug product and we intend to rely on third parties to produce commercial supplies of any approved peptide-based product candidate.*

Our clinical trials must be conducted with product manufactured under current good manufacturing practices and for Europe and other major countries, International Council for Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use (“ICH”) guidelines, and we rely on contract manufactures to manufacture and provide product for us that meet these requirements. We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our pre-clinical and clinical drug supplies and we lack the resources and the capability to manufacture any of our peptide-based product candidates on a clinical or commercial scale. We expect to continue to depend on contract manufacturers for the foreseeable future. As we proceed with the development and potential commercialization of our product candidates, we will need to increase the scale at which the drug is manufactured which will require the development of new manufacturing processes to potentially reduce the cost of goods. We will rely on our internal process research and development efforts and those of contract manufacturers to develop the GMP manufacturing processes required for cost-effective and large scale production. If these efforts are not successful in developing cost-effective processes and if the contract manufacturers are not successful in converting it to commercial scale manufacturing, then our development and/or commercialization of PTG-100, PTG-200 or PTG-300 could be materially adversely affected. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Moreover, our contract manufacturers are the sole source of supply for our clinical product candidates, including PTG-100 PTG-200 and PTG-300. If we were to experience an unexpected loss of supply for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or termination of our clinical study and planned development program, or be required to restart or repeat, any ongoing clinical trials.

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

In March 2018, we were granted orphan drug designation in the United States by the FDA for PTG-300 for the treatment of patients with beta-thalassemia. Despite this designation, we may be unable to maintain the benefits associated with orphan drug designation status, including market exclusivity. If PTG-100 or PTG-200 is developed for the treatment of chronic pouchitis, a GI condition that occurs in many post-surgical IBD patients, pediatric IBD or an alternate orphan indication, we may file for orphan drug designation with respect to such indication. We may not be the first to obtain regulatory approval of a product candidate for the beta-thalassemia or any other orphan-designated indication that we may pursue due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the orphan-designated disease or condition. Further, even if we obtain orphan drug designation exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may receive and be approved for the same condition, and only the first applicant to receive approval will receive the benefits of marketing exclusivity. Even after an orphan-designated product is approved, the FDA can subsequently approve a later drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our product candidates, we may never receive such designations.

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

We are also aware of several companies developing therapeutic product candidates for the treatment of IBD, including, but not limited to AbbVie, Allergan, Atlantic Healthcare Plc, Aprogen (biosimilar TNF-α antibody in Phase 3) Arena Pharmaceuticals, Inc., AstraZeneca, Biogen, Boehringer Ingelheim (adalimumab biosimilar in Pre-Registration), Bristol-Myers Squibb, Celgene (ozanimod hydrochloride in Phase 3 clinical trials), Eli Lilly and Company, Galapagos/Gilead (filgotinib in Phase 3), Lycera Corp., Mitsubishi Tanabe Pharma Corporation, Pfizer (tofacitinib citrate in Pre-Registration), Roche/Genentech (etrolizumab in Phase 3), Samsung Bioepis (adalimumab biosimilar in Pre-Registration), Sandoz (adalimumab biosimilar in Phase 3), Shire/Pfizer (PF-00547659), and UCB S.A.

We believe our principal competition in the treatment of disorders characterized by chronic anemia and iron overload, such as beta-thalassemia, myelodysplastic syndromes will come from other pipeline products being developed by companies such as Acceleron (luspatercept in Phase 3), bluebird bio (LentiGlobin in Phase 3), Bristol-Myers Squibb, Emmaus Medical (glutamine in pre-registration), Gilead, GlaxoSmithKline, Global Blood Therapeutics, Inc., La Jolla

Pharmaceutical and Novartis AG, among others. We believe competition will also include approved iron chelation therapies that have been developed by Novartis AG and Apotex, among others.

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

Because we have limited financial and managerial resources, we have focused on research programs and product candidates mainly on the discovery and development of PTG-100 and PTG-200, GI-restricted drugs that target the same biological pathways as currently marketed injectable antibody drugs for the treatment of IBD and the development of PTG-300 for treatment of anemia associated with certain rare blood disorders. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration partnerships, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Even if we obtain and maintain approval for any of our product candidates from the FDA, we may never obtain approval for our product candidates outside of the United States, which would limit our market opportunities and adversely affect our business.

Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval and, to the extent that we retain commercial rights following clinical development, we would plan to seek regulatory approval to commercialize our peptide-based product candidates in the United States, the EU and additional foreign countries. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries must also approve the manufacturing and marketing of the product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional pre-clinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products is also subject to approval. We may decide to submit an MAA to the EMA for approval in the EEA. As with the FDA, obtaining approval of an MAA from the EMA is a similarly lengthy and expensive process and the EMA has its own procedures for approval of peptide-based product candidates. Even if a product is approved, the FDA or the EMA, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and the EEA also have requirements for approval of drug candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. Also, regulatory approval for any of our peptide-based product candidates may be withdrawn. If we fail to comply with the regulatory requirements in international markets and or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our peptide-based product candidates will be harmed and our business will be adversely affected.

If we fail to comply with state and federal healthcare regulatory laws, we could face substantial penalties, damages, fines, disgorgement, integrity oversight and reporting obligations, exclusion from participation in governmental healthcare programs, and the curtailment of our operations, any of which could adversely affect our business, operations, and financial condition.

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

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to certain payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the current administration to repeal or replace certain aspects of the ACA. Since January 2017, the President has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, the President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated fees under the ACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress may consider other legislation to repeal or replace other elements of the ACA

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027 unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period in which the government may recover overpayments to providers from three to five years. In addition, recently there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their commercial products. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates, if approved.

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

Our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*

Our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical and regulatory personnel. We are highly dependent on our existing senior management team, especially Dinesh V. Patel, Ph.D., our President and Chief Executive Officer, David Y. Liu, Ph.D., our Chief Scientific Officer and Head of Research and Development, Richard S. Shames, M.D., our Chief Medical Officer, and Tom O’Neil, our Chief Financial Officer. In order to induce valuable employees to continue their employment with us, we have provided stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to maintain retention incentives or counteract more lucrative offers from other companies. For example, since March 26, 2018, when we announced the discontinuation of our Phase 2b clinical trial of PTG-100 due to futility, our stock price has been lower than the exercise prices of a majority of our outstanding stock options, significantly reducing the retentive power of those options. All of our employees may terminate their employment with us at any time, with or without notice. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements would harm our research and development efforts, our collaboration efforts, as well as our business, financial condition and prospects. Our success also depends on our ability to continue to attract, retain and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing and management training and skills.

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

We may need to expand the size of our organization, and we may experience difficulties in managing this growth.*

As of March 31, 2018, we had 60 full-time employees, including 48 employees engaged in research and development. As our development and commercialization plans and strategies develop and continue to operate as a public company, we expect to need additional managerial, operational, scientific, sales, marketing, development, regulatory, manufacturing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the United States Department of Health and Human Services. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree, but also have their own methods and approval process.  Therefore, coverage and reimbursement can differ significantly from payor to payor. It is difficult to predict what CMS will decide with respect to reimbursement for novel products such as ours since there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS.

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

Third party claims of intellectual property infringement may prevent or delay our drug discovery and development efforts.*

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

For example, in September 2017, Medical Diagnostic Laboratories, LLC (“MDL”) filed a lawsuit for alleged infringement of U.S. Patent No. 8,946,150 (“the ’150 patent”) by our polypeptide PTG-200, which we licensed to Janssen Biotech, Inc. for clinical development.  Although our motion to dismiss the case, urging that all of our activities as described in the complaint fall within the safe harbor of 35 U.S.C. 271(e)(1),  was granted and the case is now concluded, MDL could bring another lawsuit if PTG-200 is approved and marketed.  If further actions occur and we fail in defending any such claims, in addition to paying monetary damages, we may be enjoined from marketing PTG-200 and other IL-23 inhibitor compounds. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our issued patents, any patents that may be issued on as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

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

Risks Related to Ownership of our Common Stock

The price of our stock may be volatile, and you could lose all or part of your investment.*

The trading price of our common stock has been, and is likely to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in these “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, these factors include, but are not limited to:

•	any delay in the commencement, enrollment and ultimate completion of clinical trials;
•

actual or anticipated results in our clinical trials or those of our competitors, such as the March 2018 discontinuation of our Phase 2b clinical trial of PTG-100 for the treatment of moderate-to-severe UC due to futility;

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

Volatility in our share price could subject us to securities class action litigation.*

Securities class action litigations have often been brought against companies following a decline in the market price of their securities, such as the decline we experienced in March 2018 upon the announcement of the discontinuation of our Phase 2b clinical trial of PTG-100 for the treatment of moderate-to-severe UC due to futility. This risk is especially relevant for us because pharmaceutical companies have experienced significant share price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

We are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.*

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (Section 404), to furnish a report by management on the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first Annual Report required to be filed with the SEC following the date we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). At such time as we are required to obtain auditor attestation, if we then have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered accounting firm.

Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and continue the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not complete our continued evaluation, testing and any required remediation in a timely fashion.

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

We will remain an emerging growth company, and thus may continue to rely on these exemptions, until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Future sales of our common stock may depress our share price.*

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. At March 31, 2018, we had a total of 21,163,590 shares of common stock outstanding, notwithstanding any potential exercises of outstanding options and issuance of shares under the employee stock purchase plan.

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

During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we will be required to file accurate and timely quarterly and Annual Reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The Nasdaq Global Market or other adverse consequences that would materially harm our business.

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

In December 2017, the Tax Act was enacted which significantly changes the Internal Revenue Code, as amended (the “Code”). The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; limitation of the tax deduction for interest expense to 30% of adjusted earnings; for net operating losses generated after 2017, limitation of the deduction to 80% of current year taxable income, indefinite carryforward of net operating losses and elimination of net operating loss carrybacks; changes in the treatment of offshore earnings regardless of whether they are repatriated; mandatory capitalization of research and development expenses beginning in 2022; immediate deductions for certain new investments instead of deductions for depreciation expense over time; further deduction limits on executive compensation; and modifying, repealing and creating many other business deductions and credits, including the reduction in the orphan drug credit from 50% to 25% of qualifying expenditures. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. This annual report does not discuss any such tax legislation or the manner in which it might affect us or our stockholders in the future. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Securities

None.

Use of Proceeds from our Public Offering of Common Stock

On August 16, 2016, the Company closed its initial public offering ("IPO") and issued and sold 7,500,000 shares of its common stock at an initial offering price of $12.00 per share (File Nos. 333‑212476 and 333‑213071). The Company received an aggregate of $83.6 million in cash, net of underwriting discounts and commissions, after deducting offering costs. In addition, at the closing of the IPO, all outstanding shares of the redeemable convertible preferred stock converted into 8,577,571 shares of common stock. In September 2016, the Company issued and sold an additional 252,972 shares of its common stock at a price of $12.00 per share following the underwriters’ exercise of their option to purchase additional shares.

Leerink Partners LLC, Barclays Capital Inc. and BMO Capital Markets Corp. acted as the underwriters. Shares of the Company’s common stock began trading on the NASDAQ Global Market on August 11, 2016. The shares were registered under the Securities Act on registration statements on Form S‑1 (File Nos. 333‑212476 and 333‑213071). There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on August 10, 2016.

Repurchases of Shares or of Company Equity Securities

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8‑K	001‑3785237852	3.1	8/16/2016
3.2	Amended and Restated Bylaws	S‑1/A	333‑212476	3.2	8/1/2016
4.1	Specimen stock certificate evidencing the shares of common stock	S‑1/A	333‑212476	4.1	8/1/2016
4.2	Amended and Restated Investor Rights Agreement, by and among Protagonist Therapeutics, Inc. and the stockholders named therein, dated July 10, 2015.	S‑1/A	333‑212476	4.2	8/1/2016
31.1+	Certification of Chief Executive Officer required by Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer required by Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

+     Filed herewith

*     This certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10‑Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Protagonist Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Form 10‑Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTAGONIST THERAPEUTICS, INC.

Date: May 9, 2018	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2018	By:	/s/ Thomas P. O’Neil
Thomas P. O’Neil
Chief Financial Officer
(Principal Financial and Accounting Officer)