Form 10-Q
period 2018-06-30
Protagonist Therapeutics, Inc
filed 2018-08-07
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act of 1934).     Yes  ◻    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2018
Common Stock, $0.00001 par value	21,218,169

PROTAGONIST THERAPEUTICS, INC.

FORM 10‑Q

PART I. – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$63,864	$106,029
Restricted cash	10	10
Available-for-sale securities	61,303	37,972
Receivable from collaboration partner - related party	5,785	1,816
Research and development tax incentive receivable	2,190	1,347
Prepaid expenses and other current assets	2,959	3,773
Total current assets	136,111	150,947
Property and equipment, net	912	879
Restricted cash - noncurrent	450	450
Available-for-sale securities - noncurrent	—	11,458
Total assets	$137,473	$163,734
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,278	$1,257
Payable to collaboration partner - related party	276	—
Accrued expenses and other payables	13,262	9,546
Deferred revenue - related party	13,202	31,752
Total current liabilities	29,018	42,555
Deferred rent - noncurrent	793	547
Total liabilities	29,811	43,102
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 90,000,000 shares authorized; 21,217,494 and 21,088,306 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	225,622	222,188
Accumulated other comprehensive loss	(86)	(6)
Accumulated deficit	(117,874)	(101,550)
Total stockholders’ equity	107,662	120,632
Total liabilities and stockholders’ equity	$137,473	$163,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

License and collaboration revenue - related party	$11,674	$—	$22,455	$—
Operating expenses:
Research and development	17,735	12,007	33,103	23,289
General and administrative	3,178	3,124	6,820	6,115
Total operating expenses	20,913	15,131	39,923	29,404
Loss from operations	(9,239)	(15,131)	(17,468)	(29,404)
Interest income	576	152	1,144	324
Net loss	$(8,663)	$(14,979)	$(16,324)	$(29,080)
Net loss per share, basic and diluted	$(0.41)	$(0.89)	$(0.77)	$(1.73)
Weighted-average shares used to compute net loss per share, basic and diluted	21,207,234	16,875,627	21,160,076	16,821,225

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(8,663)	$(14,979)	$(16,324)	$(29,080)
Other comprehensive loss:
Loss (gain) on translation of foreign operations	(68)	14	(86)	251
Unrealized gain (loss) on available-for-sale securities	54	11	6	(3)
Comprehensive loss	$(8,677)	$(14,954)	$(16,404)	$(28,832)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,324)	$(29,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,830	1,845
Net amortization of premium on available-for-sale securities	110	272
Depreciation and amortization	248	181
Loss on disposal of property and equipment	—	(65)
Changes in operating assets and liabilities:
Research and development tax incentive receivable	(963)	(479)
Receivable from collaboration partner - related party	(3,968)	—
Prepaid expenses and other assets	807	1,698
Accounts payable	1,014	1,428
Payable to collaboration partner - related party	276	—
Accrued expenses and other payables	3,984	1,517
Deferred revenue - related party	(18,550)	—
Net cash used in operating activities	(30,536)	(22,683)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of available-for-sale securities	(39,012)	(8,002)
Proceeds from maturities of available-for-sale securities	27,035	20,265
Purchases of property and equipment, net	(276)	(420)
Net cash (used in) provided by investing activities	(12,253)	11,843
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	604	461
Net cash provided by financing activities	604	461
Effect of exchange rate changes on cash, cash equivalents and restricted cash	20	110
Net decrease in cash, cash equivalents and restricted cash	(42,165)	(10,269)
Cash, cash equivalents and restricted cash, beginning of year	106,489	21,094
Cash, cash equivalents and restricted cash, end of period	$64,324	$10,825
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING INFORMATION:
Acquisition of new equipment upon trade-in for existing equipment	$—	$185
Purchases of property and equipment in accounts payable	$8	$42

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

Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of $117.9 million as of June 30, 2018. The Company’s ultimate success depends on the outcome of its research and development activities. The Company expects to incur additional losses in the future and it anticipates the need to raise additional capital to fully implement its business plan. Through June 30, 2018, the Company has financed its operations through private placements of redeemable convertible preferred stock, an initial public offering (“IPO”) of common stock, payments received under a license and collaboration agreement and a follow-on public offering of common stock.

In September 2017, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) (File No. 333-220314), effective as of October 5, 2017, which permits the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $200.0 million of its common stock.  Up to a maximum of $50.0 million of the maximum aggregate offering price of $200.0 million may be issued and sold pursuant to an at-the-market financing facility under a sales agreement with Cantor Fitzgerald & Co. (the “Sales Agreement”). As of June 30, 2018, the Company has not sold any shares of its common stock pursuant to the Sales Agreement.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the consolidated balance sheet as of December 31, 2017 has been derived from the Company’s audited consolidated

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10‑K, filed with the SEC on March 7, 2018.

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

Cash as Reported in Consolidated Statements of Cash Flows

Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as presented on the consolidated balance sheets.

Cash as reported in the condensed consolidated statements of cash flows consists of (in thousands):

	June 30,
	2018	2017
Cash and cash equivalents	$63,864	$10,365
Restricted cash - current	10	10
Restricted cash - noncurrent	450	450
Cash balance in consolidated statements of cash flows	$64,324	$10,825

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

Revenue Recognition

Effective July 1, 2017, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) using the full retrospective transition method. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaborative arrangements under Accounting Standards Codification Topic 808, and financial instruments. Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share for all periods presented since the effect of potentially dilutive securities is anti-dilutive given the net loss of the Company.

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

Recently Issued Accounting Pronouncements Not Adopted as of June 30, 2018

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which provides clarification to ASU 2016-02. These ASUs (collectively, the new lease standard) require an entity to recognize a lease liability and a right-of-use asset on the balance sheet for leases with lease terms of more than twelve months. Lessor accounting is largely unchanged, while lessees will no longer be provided with a source of off-balance sheet financing. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Current guidance requires the adoption of the new lease standard using the modified retrospective transition method. However, the FASB has proposed a change that allows entities to elect an optional transition method, where entities could continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoptions rather than in the earliest period presented. The Company plans to adopt the new standard on January 1, 2019 and will evaluate the transition method when the FASB issues new guidance that permits the optional transition method. The Company established a cross-functional implementation team to develop a project plan and is currently reviewing its lease portfolio. While the Company continues to review its current accounting policies and practices to identify potential differences that would result from applying the new guidance, the Company expects that its non-cancellable operating lease commitments with a terms of more than twelve months will be subject to the new guidance and recognized as right-of-use assets and operating lease liabilities on the Company’s consolidated balance sheets upon adoption. The Company expects to elect transitional practical expedients such that the Company will not need to reassess whether contracts are leases and will retain lease classification and initial direct costs for leases existing prior to the adoption of the new lease standard.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which is intended to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and disclosures.

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

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The Company determined that the transaction price of the Janssen License and Collaboration Agreement was $56.7 million as of June  30, 2018, an increase of $2.8 million from the transaction price of $53.9 million at both March 31, 2017 and December 31, 2017. In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. The Company determined that the $50.0 million upfront payment, the $25.0 million payment payable upon filing of the IND, which is fully constrained as of June  30, 2018 and December 31, 2017, and $6.7 million of estimated variable consideration for cost-sharing payments from Janssen for agreed upon services related to Phase 2 activities as of June 30, 2018 constituted consideration to be included in the transaction price, which is to be allocated to the combined performance obligation. The increase in the transaction price was due to an increase in variable consideration related to compound supply services. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

As part of the evaluation for determining that the $25.0 million payment upon filing of the IND is fully constrained as of June  30, 2018, the Company considered several factors, including the stage of development of PTG‑200 and that achievement of the milestone is outside of the Company’s control, and concluded that the filing of the IND is not probable at this time. If and when the filing of the IND becomes probable, the $25.0 million payment will be constrained by contra revenue amounts for payments that the Company expects to make for 20% of the cost of Phase 2 activities to be performed by Janssen. The additional potential development, regulatory and sales milestone payments of up to an aggregate of $590.0 million after the completion of Phase 2a activities that the Company is eligible to receive are outside the contract term and as such have been excluded from the transaction price. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Janssen and therefore have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

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

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

For the three months ended June 30, 2018, the Company recognized $11.7 million of license and collaboration revenue, which included $11.5 million of the transaction price for the Janssen License and Collaboration Agreement recognized based on proportional performance and $0.2 million, net for other services related to Phase 2 activities performed by the Company on behalf of Janssen that are not included in the performance obligations identified under the Janssen License and Collaboration Agreement. For the six months ended June 30, 2018, the Company recognized $22.5 million of license and collaboration revenue, which included $22.0 million of the transaction price for the Janssen License and Collaboration Agreement recognized based on proportional performance and $0.5 million, net for other services related to Phase 2 activities performed by the Company on behalf of Janssen that are not included in the performance obligations identified under the Janssen License and Collaboration Agreement.

The following tables present changes in the Company’s contract assets and liabilities during the periods presented (in thousands):

	Balance at			Balance at
	Beginning of			End of
Three months ended June 30, 2018	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$2,722	$3,201	$(138)	$5,785
Contract liabilities:
Deferred revenue - related party	$21,880	$2,842	$(11,520)	$13,202
Payable to collaboration partner - related party	$379	$201	$(304)	$276

	Balance at			Balance at
	Beginning of			End of
Six months ended June 30, 2018	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$1,816	$4,627	$(658)	$5,785
Contract liabilities:
Deferred revenue - related party	$31,752	$3,451	$(22,001)	$13,202
Payable to collaboration partner - related party	$—	$580	$(304)	$276

Deferred revenue related to the Janssen License and Collaboration Agreement was $13.2 million and $31.8 million as of June  30, 2018 and December 31, 2017, respectively, and is recognized as the combined performance obligation is satisfied. Receivable from collaboration partner for cost sharing amounts payable from Janssen was $5.8 million and $1.8 million as of June 30, 2018 and December 31, 2017, respectively. As of June  30, 2018, the Company also recorded a $0.3 million payable to collaboration partner for cost sharing amounts payable to Janssen.

During the three months and six months ended June 30, 2018, the Company recognized revenue of $11.5 million and $22.0 million, respectively, from amounts included in the contract liability balance at the beginning of the period. No revenue was recognized from the contract asset balance at the beginning of the period or from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill the contract were capitalized.

Note 4. Fair Value Measurements

Financial assets and liabilities are recorded at fair value. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The following table presents the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6,739	$—	$—	$6,739
Corporate bonds	—	6,078	—	6,078
Commercial paper	—	57,548	—	57,548
Government bonds	—	52,356	—	52,356
Total financial assets	$6,739	$115,982	$—	$122,721

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$48,704	$—	$—	$48,704
Corporate bonds	—	6,247	—	6,247
Commercial paper	—	58,524	—	58,524
Government bonds	—	40,303	—	40,303
Total financial assets	$48,704	$105,074	$—	$153,778

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

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 5. Balance Sheet Components

Cash Equivalents and Available-for-sale Securities

Cash equivalents and available-for-sale securities consisted of the following (in thousands):

	June 30, 2018
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$6,739	$—	$—	$6,739
Corporate bonds	6,097	—	(19)	6,078
Commercial paper	57,548	—	—	57,548
Government bonds	52,463	—	(107)	52,356
Total cash equivalents and available-for-sale securities	$122,847	$—	$(126)	$122,721
Classified as:
Cash equivalents				$61,418
Available-for-sale securities - current				61,303
Total cash equivalents and available-for-sale securities				$122,721

	December 31, 2017
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$48,704	$—	$—	$48,704
Corporate bonds	6,254	—	(7)	6,247
Commercial paper	58,524	—	—	58,524
Government bonds	40,428	—	(125)	40,303
Total cash equivalents and available-for-sale securities	$153,910	$—	$(132)	$153,778
Classified as:
Cash equivalents				$104,348
Available-for-sale securities - current				37,972
Available-for-sale securities - noncurrent				11,458
Total cash equivalents and available-for-sale securities				$153,778

All available-for-sale securities - current held as of June 30, 2018 and December 31, 2017 had contractual maturities of less than one year. All available-for-sale securities - noncurrent held as of December 31, 2017 had contractual maturities of at least one year but less than two years. There were no material realized gains or realized losses on available-for-sale securities for the periods presented.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued clinical and research related expenses	$10,575	$6,437
Accrued employee related expenses	2,080	2,718
Accrued professional service fees	441	267
Other	166	124
Total accrued expenses and other payables	$13,262	$9,546

Note 6. Research Collaboration and License Agreement

In October 2013, the Company’s former collaboration partner decided to abandon a collaboration program with the Company and, pursuant to the terms of the agreement between the Company and the former collaboration partner, the Company elected to assume the responsibility for the development and commercialization of the product. Upon the former collaboration partner’s abandonment, it assigned to the Company certain intellectual property arising from the collaboration and also granted the Company an exclusive license to certain background intellectual property rights of the former collaboration partner that relate to the products acquired by the Company. The nomination of PTG‑300 as a development candidate triggered a $250,000 payment from the Company to the former collaboration partner, which the Company recorded as research and development expense during the three months ended March 31, 2016. The initiation of a Phase 1 clinical study for PTG‑300 triggered an additional $250,000 payment obligation from the Company to the former collaboration partner, which the Company recorded as research and development expense during the three months ended June 30, 2017. The Company has the right, but not the obligation, to further develop and commercialize the product and, if the Company successfully develops and commercializes PTG‑300 without a partner, the Company will pay the former collaboration partner up to an additional aggregate of $128.5 million for the achievement of certain development, regulatory and sales milestone events. In addition, the Company will pay the former collaboration partner a low single digit royalty on worldwide net sales of the product until the later of 10 years from the first commercial sale of the product or the expiration of the last patent covering the product.

Note 7. Government Programs

Research and Development Tax Incentive

The Company recognized AUD 463,000 ($359,000) and AUD 1.2 million  ($964,000) as a reduction of research and development expenses for the three and six months ended June 30, 2018, respectively, in connection with the research and development tax incentive from Australia. The Company recognized AUD 501,000  ($377,000) and AUD 635,000  ($480,000) for the three and six months ended June 30, 2017, respectively, in connection with the research and development tax incentive from Australia. As of June 30, 2018, and December 31, 2017, the research and development tax incentive receivable was AUD 3.0 million ($2.2 million) and AUD 1.7 million ($1.3 million), respectively.

Based on the nature of the amounts received under the Janssen License and Collaboration Agreement, the Company concluded that these amounts should be classified as statutory income for Australian taxation purposes.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The Company recognizes a reduction to research and development expenses when expenses related to the grants have been incurred and the grant funds become contractually due from NIH. The Company recorded $64,000 and $125,000 as a reduction of research and development expenses for the three and six months ended June  30, 2018, respectively. The Company recorded $20,000 as a reduction of research and development expenses for the three and six months ended June 30, 2017, respectively. The Company recorded a receivable for $64,000 and $58,000 as of June  30, 2018 and December 31, 2017, respectively, to reflect the eligible costs incurred under the grants that are contractually due to the Company, and such amounts are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the Company’s minimum lease payments related to the Newark facility as of June 30, 2018 (in thousands):

Year Ending December 31:	Amount
2018 (remaining six months)	$954
2019	1,941
2020	2,000
2021	2,060
2022	2,121
Thereafter	3,106
Total	$12,182

Note 9. Equity Plans

Equity Incentive Plans

In July 2016, the Company’s board of directors and stockholders approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) to replace the 2007 Stock Option Plan. The 2016 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2016 Plan expire no later than ten years from the date of grant. As of June  30, 2018, approximately 573,068 shares were available for issuance under the 2016 Plan.

Inducement Plan

In May 2018, the Company’s board of directors approved the 2018 Inducement Plan, a non-stockholder approved stock plan, under which it reserved and authorized up to 750,000 shares of the Company’s common stock in order to award options and restricted stock unit awards to persons that were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company, within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. The 2018 Inducement Plan is administered by the board of directors or the Compensation Committee of the board, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2018 Inducement Plan expire no later than ten years from the date of grant. As of June 30, 2018, approximately 700,000 shares were available for issuance under the 2018 Inducement Plan.

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

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Stock option activity under the Company’s equity incentive and inducement plans is set forth below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life (years)	Value
				(in millions)
Balances at December 31, 2017	2,438,151	$11.51	8.26
Options granted	810,950	14.70
Options exercised	(104,411)	2.83
Options forfeited	(73,072)	15.76
Balances at June 30, 2018	3,071,618	$12.54	8.07	$3.7
Options exercisable – June 30, 2018	1,150,254	$10.56	7.34	$2.3
Options vested and expected to vest – June 30, 2018	3,071,618	$12.54	8.07	$3.7

(1)

The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on June  30, 2018. The calculation excludes options with an exercise price higher than the closing price of the Company’s common stock on June 30, 2018.

During the six months ended June  30, 2018, the estimated weighted-average grant-date fair value of common stock underlying options granted to employees was $9.16 per share.

Employee Stock Options Valuation

The fair value of employee stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Expected term (in years)	5.50 – 6.08	5.50 - 6.07	5.50 – 6.08	5.50 - 6.08
Expected volatility	64.0 – 66.4%	64.4 - 65.4%	64.0 – 66.4%	62.5 - 65.4%
Risk-free interest rate	2.65 – 2.98%	1.88 - 1.98%	2.42 – 2.98%	1.88 - 2.07%
Dividend yield	—	—	—	—

Restricted Stock Units

A restricted stock unit is an agreement to issue shares of the Company’s common stock at the time of vesting. Restricted stock units vest in four equal installments on approximately the first, second, third and fourth anniversaries of the grant date.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Restricted stock unit activity under the Company’s equity incentive plans is set forth below:

Un
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested at December 31, 2017	—	—
Granted	113,625	$16.95
Unvested at June 30, 2018	113,625	$16.95

Stock-based compensation expense associated with restricted stock units is based on the fair value of the Company’s common stock on the grant date, which equals the closing market price of the Company’s common stock on the grant date. For restricted stock units, the Company recognizes compensation expense over the vesting period of the awards that are ultimately expected to vest.

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“2016 ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period. As of June  30, 2018, a total of 73,445 shares of common stock have been issued under the 2016 ESPP, and 454,660 shares were available for issuance.

Stock-Based Compensation

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development	$837	$476	$1,378	$799
General and administrative	808	525	1,452	1,046
Total stock-based compensation expense	$1,645	$1,001	$2,830	$1,845

As of June  30, 2018, total unrecognized stock-based compensation expense related to stock options was approximately $14.8 million, which the Company expects to recognize over a weighted-average period of approximately 2.96 years.

Note 10. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. For the three and six months ended June  30, 2018, the Company noted no additional guidance or information that affects the provisional amounts initially recorded at zero for the transition tax and the remeasurement of the deferred tax assets for the year ended December 31, 2017. As a result, the Company recorded no adjustment to the transition tax and the remeasurement of the deferred tax assets. The Company will continue to monitor and analyze any additional guidance and information that may be issued by the federal and state tax authorities. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company has elected to treat any potential GILTI inclusions as a period cost as it is not projecting any material impact from GILTI inclusions and any deferred taxes related to any inclusion would be immaterial. Effective for the three and six months ended June 30, 2018, the Company has not made any measurement-period adjustments related to GILTI.

Note 11. Net Loss per Share

As the Company had net losses for the three and six months ended June  30, 2018 and 2017, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(8,663)	$(14,979)	$(16,324)	$(29,080)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	21,207,234	16,875,627	21,160,076	16,821,225
Net loss per shares, basic and diluted	$(0.41)	$(0.89)	$(0.77)	$(1.73)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share computations for the three and six months ended June  30, 2018 and 2017 because their inclusion would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Options to purchase common stock	3,071,618	2,453,259	3,071,618	2,453,259
Restricted stock units	113,625	—	113,625	—
ESPP shares	19,417	23,262	19,417	23,262
Total	3,204,660	2,476,521	3,204,660	2,476,521

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 12. Subsequent Event

On August 6, 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which the Company sold an aggregate of 2,750,000 shares of its common stock at a price of $8.00 per share, for aggregate gross proceeds of approximately $22.0 million, before deducting estimated offering expenses payable by the Company. In a concurrent private placement, the Company agreed to issue the Investors warrants to purchase an aggregate of 2,750,000 shares of its common stock (each, a “Warrant,” and collectively, the “Warrants”).  Each Warrant is exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $15.00 per share. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the warrants will be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, the Company granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares.

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

PTG-100, an oral, alpha-4-beta-7 (“α4β7”) integrin antagonist, is being developed for potential treatment of inflammatory bowel disease (“IBD”), a GI disease consisting primarily of ulcerative colitis (“UC”), and Crohn’s disease

(“CD”). In March 2018, we announced the discontinuation of a global Phase 2b clinical trial for the treatment of moderate-to-severe UC. This decision followed a planned interim analysis by an independent Data Monitoring Committee (“DMC”). The interim data revealed an unusually high placebo rate of clinical remission that led to a futility decision and discontinuation of the trial. In August 2018, we announced that a re-read of the endoscopies from the study by the subcontractor of the contract research organization (“CRO”) and a subsequent fully blinded re-read of the endoscopies by an independent third party confirmed that a subset of the initial endoscopy reads provided by the CRO were in error. If the re-read of endoscopy results had been utilized for the interim futility analysis, the trial would have continued. In addition, a pre-specified blinded histopathology analysis of colon biopsies supported the observations of clinical remission and endoscopy responses for PTG-100. Based on this entire analysis, we plan to discuss the next steps in advancing the clinical development of PTG-100 with the U.S. Food and Drug Administration (“FDA”) and other global regulatory authorities in the second half of 2018.

PTG-200 is a potential first-in-class oral,  Interleukin-23 receptor (“IL-23R”) antagonist for the treatment of IBD. It is currently in a Phase 1 healthy volunteer clinical study that was initiated in Australia in the fourth quarter of 2017. The IL-12/23 pathway blockade is an approach that has been validated through an  FDA approved injectable antibody drug. We have entered into a worldwide license and collaboration agreement with Janssen Biotech, Inc. (“Janssen”), a Johnson & Johnson company, to co-develop and co-detail PTG-200 for all indications, including IBD. See the section below titled “Janssen License and Collaboration Agreement” for additional information. In the fourth quarter of 2018, we expect an Investigational New Drug application (“IND”) in the United States by Janssen that will support the initiation of a global Phase 2 study of PTG-200 in CD to be conducted in collaboration with Janssen. This IND filing would trigger a milestone payment from Janssen of $25 million under the Janssen License and Collaboration Agreement.

Our novel peptides have potential applicability in a wide range of therapeutic areas in addition to GI diseases.  We have applied our versatile platform outside of the GI disease areas and are developing PTG-300, an injectable hepcidin mimetic, for the potential treatment of anemia and iron overload in certain rare blood disorders, with an initial focus on beta-thalassemia. In the fourth quarter of 2017, we completed a successful Phase 1 study of PTG-300 in healthy volunteers which established pharmacodynamic-based clinical proof of concept. PTG-300 received an orphan drug designation from the FDA for the treatment of beta-thalassemia in March 2018. We completed discussions with U.S. and global regulatory agencies and filed an IND in the United States in the second quarter of 2018. We plan other global regulatory submissions to support the initiation of a global Phase 2 study of PTG-300 in patients with beta-thalassemia in the fourth quarter of 2018. Treatment of patients with myelodysplastic syndromes, hereditary hemochromatosis and polycythemia vera represent additional opportunities for future development of PTG-300.

In addition, we continue to use our peptide technology platform to discover product candidates against targets in disease areas with significant unmet medical needs. In 2018, we anticipate initiating IND-enabling studies for a fourth product candidate, an oral peptide targeting a GI condition other than IBD.

We have not generated any revenue from product sales and we do not currently have any products approved for commercialization. We have never been profitable and have incurred net losses in each year since inception and we do not anticipate that we will achieve sustained profitability in the near term. Our net losses  were  $8.7 million and $16.3 million for the three and six months ended June 30, 2018, respectively, and $15.0 million and $29.1 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $117.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development, including clinical development activities under the Janssen License and Collaboration Agreement, and as a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approval for, our product candidates.

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

There have been no material changes in our critical accounting policies during the six months ended June 30, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10‑K for the year ended December 31, 2017 filed with the SEC on March 7, 2018.

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

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Clinical and development expense — PTG-100	$5,333	$7,517	$14,437	$14,084
Clinical and development expense — PTG-200	6,570	—	9,729	—
Clinical and development expense — PTG-300	3,074	530	5,657	530
Milestone payment obligation to former collaboration partner	—	250	—	250
Pre-clinical and drug discovery research expense	3,181	4,107	4,368	8,925
Less: Reimbursement of expenses under grants and incentives	(423)	(397)	(1,088)	(500)
Total research and development expenses	$17,735	$12,007	$33,103	$23,289

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

	Three Months Ended
	June 30,		Dollar	%
	2018	2017	Change	Change
	(Dollars in thousands)
License and collaboration revenue - related party	$11,674	—	$11,674	*
Operating expenses:
Research and development (1)	17,735	12,007	5,728	48
General and administrative (2)	3,178	3,124	54	2
Total operating expenses	20,913	15,131	5,782	38
Loss from operations	(9,239)	(15,131)	5,892	39
Interest income	576	152	424	279
Net loss	$(8,663)	$(14,979)	$6,316	42

(1)	Includes $0.8 million and $0.5 million of non-cash stock-based compensation expense for the three months ended June 30, 2018 and 2017, respectively.
(2)	Includes $0.8 million and $0.5 million of non-cash stock-based compensation expense for the three months ended June 30, 2018 and 2017, respectively.

*Percentage not meaningful

License and Collaboration Revenue

For the three months ended June 30, 2018, we recognized $11.7 million as license and collaboration revenue under the Janssen License and Collaboration Agreement. This amount included $11.5 million of the transaction price for the Janssen License and Collaboration Agreement recognized based on proportional performance as measured by actual costs incurred as a percentage of budgeted costs, and $0.2 million, net, for other services related to Phase 2 activities performed by us on behalf of Janssen that are not included in the performance obligations identified under the Janssen License and Collaboration Agreement. We did not recognize any license and collaboration revenue during the three months ended June 30, 2017.

We determined that the transaction price of the Janssen License and Collaboration Agreement was $56.7 million as of June 30, 2018, an increase of $2.8 million from the transaction price of $53.9 million as of both March 31, 2018 and December 31, 2017. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. We determined that the $50.0 million upfront payment, the $25.0 million payment payable upon filing of the IND, which is fully constrained as of June 30, 2018, and $6.7 million of estimated variable consideration for cost-sharing payments from Janssen for agreed upon services related to Phase 2 activities as of June 30, 2018 constituted consideration to be included in the transaction price, which is to be allocated to the combined performance obligation. The increase in transaction price was due to an increase in variable consideration related to compound supply services. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Research and Development Expenses

Research and development expenses increased $5.7 million, or 48%, from $12.0 million for the three months ended June 30, 2017, to $17.7 million for the three months ended June 30, 2018. The increase was primarily due to $6.6 million for PTG-200 clinical trial and development expenses and $2.5 million for PTG-300 clinical trial and development expenses, partially offset by a decrease of $2.2 million in PTG‑100 clinical trial and development expenses,  a decrease of $0.9 million in pre-clinical and discovery research expenses as PTG-200 and PTG-300 advanced to the clinical stage, and a decrease of $0.3 million related to a milestone payment to a former collaboration partner in the second quarter of 2017. Research and development expenses for the three months ended June 30, 2018 included an increase in personnel costs due to increased research and development headcount from 32 employees at June 30, 2017 to 49 employees at June 30, 2018.

General and Administrative Expenses

General and administrative expenses increased $54,000, or 2%, from $3.1 million for the three months ended June 30, 2017 to $3.2 million for the three months ended June 30, 2018. The increase was primarily due to an increase of $0.6 million in personnel costs due to an increase in headcount to support the growth of our operations, partially offset by decreases of $0.4 million in legal expenses and $0.1 million in consulting and contract labor expenses.

Interest Income

Interest income increased $0.4 million, or 279%, from $0.2 million for the three months ended June 30, 2017 to $0.6 million for the three months ended June 30, 2018. The increase was due primarily to the investment of the $50.0 million upfront payment from Janssen during the third quarter of 2017 and funds from our follow-on public offering of common stock during the fourth quarter of 2017.

Comparison of the Six Months Ended June 30, 2018 and 2017

	Six Months Ended
	June 30,		Dollar	%
	2018	2017	Change	Change
	(Dollars in thousands)
License and collaboration revenue - related party	$22,455	—	$22,455	*
Operating expenses:
Research and development (1)	$33,103	23,289	9,814	42
General and administrative (2)	6,820	6,115	705	12
Total operating expenses	39,923	29,404	10,519	36
Loss from operations	(17,468)	(29,404)	11,936	41
Interest income	1,144	324	820	253
Net loss	$(16,324)	$(29,080)	$12,756	44

(1)	Includes $1.4 million and $0.8 million of non-cash stock-based compensation expense for the six months ended June 30, 2018 and 2017, respectively.
(2)	Includes $1.4 million and $1.0 million of non-cash stock-based compensation expense for the six months ended June 30, 2018 and 2017, respectively.

*Percentage not meaningful

License and Collaboration Revenue

For the six months ended June 30, 2018, we recognized $22.5 million as license and collaboration revenue under the Janssen License and Collaboration Agreement. This amount included $22.0 million of the transaction price for the Janssen License and Collaboration Agreement recognized based on proportional performance as measured by actual costs incurred as a percentage of budgeted costs, and $0.5 million, net, for other services related to Phase 2 activities performed by us on behalf of Janssen that are not included in the performance obligations identified under the Janssen License and Collaboration Agreement. We did not recognize any license and collaboration revenue during the six months ended June 30, 2017.

Research and Development Expenses

Research and development expenses increased $9.8 million, or 42%, from $23.3 million for the six months ended June 30, 2017 to $33.1 million for the six months ended June 30, 2018. The increase was primarily due to $9.7 million for PTG-200 clinical trial and development expenses, $5.1 million for PTG-300 clinical trial and development expenses, and an increase of $0.4 million in PTG‑100 clinical trial and development expenses. These increases were partially offset by a decrease of $4.6 million in pre-clinical and discovery research expenses as PTG-200 and PTG-300 advanced to the clinical stage, a decrease of $0.6 million related to higher expense reimbursement under grant and incentive programs and a decrease of $0.3 million related to a milestone payment to a former collaboration partner during the second quarter of 2017. Research and development expenses for the six months ended June 30, 2018 included an increase in personnel costs due to increased research and development headcount from 32 employees at June 30, 2017 to 49 employees at June 30, 2018.

General and Administrative Expenses

General and administrative expenses increased $0.7 million, or 12%, from $6.1 million for the six months ended June 30, 2017 to $6.8 million for the six months ended June 30, 2018. The increase was primarily due to an increase of $1.1 million in personnel costs due to an increase in headcount to support the growth of our operations, partially offset by a $0.4 million decrease in legal expenses.

Interest Income

Interest income increased $0.8 million, or 253% from $0.3 million for the six months ended June 30, 2017 to $1.1 million for the six months ended June 30, 2018. The increase was due primarily to the investment of the $50.0 million upfront payment from Janssen during the third quarter of 2017 and funds from our follow-on public offering of common stock during the fourth quarter of 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had $125.2 million of cash, cash equivalents and available-for-sale securities and an accumulated deficit of $117.9 million. Our operations have been financed by net proceeds from the sale of shares of our capital stock and revenue from the Janssen License and Collaboration Agreement. During the third quarter of 2017 we became eligible for and received a non-refundable, upfront cash payment of $50.0 million from Janssen.

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

In October 2017, we completed an underwritten public offering of 3,530,000 shares of our common stock at a public offering price of $17.00 per share. In November 2017, we issued an additional 529,500 shares of our common stock at a price of $17.00 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs, were $64.5 million. As of the filing of this Quarterly Report on Form 10-Q, up to a maximum aggregate offering price of $131.0 million of our common stock may be offered, issued and sold by us under our registration statement on Form S-3. As of the filing of this Quarterly Report on Form 10Q, we have not sold any shares of our common stock pursuant to the Sales Agreement.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2018	2017
	(In thousands)
Cash used in operating activities	$(30,536)	$(22,683)
Cash (used in) provided by investing activities	(12,253)	11,843
Cash provided by financing activities	604	461

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2018 was $30.5 million, consisting of our net loss of $16.3 million and a net change of $17.4 million in net operating assets, partially offset by non-cash charges of $3.2 million. The change in net operating assets and liabilities was due primarily to a net decrease of $18.6 million in deferred revenue related to the Janssen License and Collaboration Agreement, an increase of $4.0 million in receivable from collaboration partner and an increase of $1.0 million in the Australian research and development tax incentive receivable, partially offset by an increase of $4.0 million in accrued expenses and other payables, an increase of $1.0 million in accounts payable, a decrease of $0.8 million in prepaid expenses and an increase of $0.3 million in payable to collaboration partner. Non-cash charges were primarily comprised of $2.8 million of stock-based compensation, $0.2 million of depreciation and amortization and $0.1 million of net amortization of premium on available-for-sale securities.

Cash used in operating activities for the six months ended June 30, 2017 was $22.7 million, consisting of our net loss of $29.1 million, partially offset by a net change of $4.2 million in net operating assets and liabilities and non-cash charges of $2.2 million. The change in net operating assets and liabilities was due primarily to an decrease of $1.7 million in prepaid expenses and other current assets and an increase of $3.0 million in accounts payable and accrued expenses related primarily to an increase in research and development activities and other general and administrative professional services, partially offset by a $0.5 million increase in the Australian research and development tax incentive receivable. Non-cash charges were primarily comprised of $1.8 million of stock-based compensation and $0.3 million of net amortization of premium on available-for-sale securities.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2018 was $12.3 million, consisting of purchases of available-for-sale securities of $39.0 million and purchases of property and equipment of $0.3 million, partially offset by proceeds from maturities of available-for-sale securities of $27.0 million.

Cash provided by investing activities for the six months ended June 30, 2017 was $11.8 million, consisting of proceeds from maturities of available-for-sale securities of $20.2 million, partially offset by purchases of available-for-sale securities of $8.0 million and purchases of property and equipment of $0.4 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2018 was $0.6 million, consisting of proceeds from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan.

Cash provided by financing activities for the six months ended June 30, 2017 was $0.5 million, consisting of proceeds from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan.

Contractual Obligations and Other Commitments

During the six months ended June 30, 2018, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10‑K for the year ended December 31, 2017 filed with the SEC on March 7, 2018.

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

We had $125.2 million and $155.5 million in cash, cash equivalents and available-for-sale securities at June  30, 2018 and December 31, 2017, respectively. Cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Available-for-sale securities consist of corporate bonds, commercial paper and government bonds. Short-term available-for-sale securities have maturities of greater than three months but no longer than 365 days as of the balance sheet date. Long-term available-for-sale securities have maturities of 365 days or longer as of the balance sheet date. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been material. We had no outstanding debt as of June 30, 2018.

Approximately $643,000 and $1.2 million of our cash balance was located in Australia at June 30, 2018 and December 31, 2017, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results of operations.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June  30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.*

We have incurred significant operating losses since our inception. As of June 30, 2018, we have incurred cumulative losses of $117.9 million, and our net loss for the three month and six months ended June 30, 2018 was  $8.7 million and $16.3 million, respectively. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development, including clinical development activities under our exclusive license and collaboration agreement (the “Janssen License and Collaboration Agreement”) with Janssen Biotech, Inc., a Pennsylvania corporation (“Janssen”), and as a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approvals for, our peptide-based product candidates.

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

We are an early clinical-stage biopharmaceutical company with no approved products and no historical product revenue, which makes it difficult to assess our future prospects and financial results.*

We are an early clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. Our operations to date have been limited to developing our technology, undertaking pre-clinical studies and clinical trials of our pipeline candidates, PTG-100, PTG-200 and PTG-300, and conducting research to identify additional product candidates. We successfully filed Clinical Trial Notifications in Australia to support our completed Phase 1 clinical trials of PTG-100, PTG-300 and our ongoing Phase 1 clinical trial of PTG-200. We successfully filed a U.S. Investigational New Drug (“IND”) application, and regulatory submissions in other countries as well, to support our global Phase 2b study of PTG-100 in ulcerative colitis (“UC”), however in March 2018 we announced that we were discontinuing this Phase 2b study following a planned interim analysis by an independent Data Monitoring Committee (“DMC”). The interim data revealed an unusually high placebo rate of clinical remission that led to a futility decision and discontinuation of the trial. In August 2018, we announced that a re-read of the endoscopies from the study by the subcontractor of the contract research organization (“CRO”) and a subsequent fully blinded re-read of the endoscopies by an independent third party confirmed that a subset of the initial endoscopy reads provided by the CRO were in error. If the re-read of endoscopy results had been utilized for the interim futility analysis, the trial would have continued. In addition, a pre-specified blinded histopathology analysis of colon biopsies supported the observations of clinical remission and endoscopy responses for PTG-100. Based on this entire analysis, we plan to discuss the next steps in advancing the clinical development of PTG-100 with the U.S. Food and Drug Administration (“FDA”) and other global regulatory authorities in the second half of 2018. We also successfully filed a U.S. IND application to support the initiation of a Phase 2 clinical trial of PTG-300 in beta-thalassemia.

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

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all.*

Our operations have consumed substantial amounts of cash since inception. We conducted a Phase 1 clinical trial of PTG-100 and PTG-300 in healthy volunteers, we initiated a global Phase 2b clinical trial of PTG-100 in patients with moderate-to-severe UC and we are conducting an ongoing Phase 1 clinical study of PTG-200. In March 2018, we announced that we were discontinuing the global Phase 2b clinical trial of PTG-100 for the treatment of moderate-to-severe UC. In August 2018, we announced that a re-read of the endoscopies from the study by the subcontractor of the contract research organization (“CRO”) and a subsequent fully blinded re-read of the endoscopies by an independent third party confirmed that a subset of the initial endoscopy reads provided by the CRO were in error. If the re-read of endoscopy results had been utilized for the interim futility analysis, the trial would have continued. In addition, a pre-specified blinded histopathology analysis of colon biopsies supported the observations of clinical remission and endoscopy responses for PTG-100. Based on this entire analysis, we plan to discuss the next steps in advancing the clinical development of PTG-100 with the FDA and other global regulatory authorities in the second half of 2018.

Developing pharmaceutical product candidates, including conducting pre-clinical studies and clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and, if we are successful, to commercialize any of our current product candidates. If the FDA or any foreign regulatory agency, such as the European Medicines Agency (“EMA”), requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of PTG-100, PTG-200, PTG-300 or any of our other product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect, and any delay resulting from such further or repeat studies or trials could also result in the need for additional financing.

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

As of June 30, 2018, we had cash, cash equivalents and available-for-sale securities of $125.2 million. Based upon our current operating plan and expected expenditures, we believe that our existing cash, cash equivalents, and available-for-sale securities will be sufficient to fund our operations for at least the next 12 months. Our existing capital resources will not be sufficient to enable us to initiate any pivotal clinical trials. Accordingly, we expect that we will need to raise substantial additional funds in the future in order to complete clinical development or commercialize any of our product candidates. Our funding requirements and the timing of our need for additional capital are subject to change based on a number of factors, including:

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

We may seek additional funding through a combination of equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. For example, on August 6, 2018 we entered into a stock purchase agreement with investors including BVF Partners L.P. and their affiliates pursuant to which we agreed to sell an aggregate of 2,750,000 shares of our common stock at a price of $8.00 per share for gross proceeds of $22 million. In a concurrent private placement, we issued warrants to purchase an aggregate of 2,750,000 shares of our common stock. The exercise of some or all of the warrants will dilute the ownership interests of existing stockholders and any sales in the public market of the common stock issuable upon such exercise could adversely affect prevailing market prices of our common stock. To the extent that we raise additional capital through the sale of equity securities, including any sale of up to $50.0 million worth of shares of our common stock pursuant to our Sales Agreement with Cantor Fitzgerald & Co. (the “Sales Agreement”), or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness and/or the issuance of certain equity securities could result in fixed payment obligations and could also result in certain additional restrictive covenants, such as limitations on our ability to incur debt and/or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations and/or licensing arrangements in order to raise capital, we may be required to accept unfavorable terms, including relinquishing or licensing to a third party on unfavorable terms our rights to our proprietary technology platform or peptide-based product candidates that we otherwise would seek to develop or commercialize ourselves or potentially reserve for future potential arrangements when we might be able to achieve more favorable terms.

Risks Related to Our Business and Industry

We are heavily dependent on the success of our lead product candidates, PTG-100, PTG-200 and PTG-300, which are in early-stage clinical development, and if any of these products fail to receive regulatory approval or are not successfully commercialized, our business would be adversely affected.*

We currently have no product candidates that are in registrational or pivotal clinical trials or are approved for commercial sale, and we may never be able to develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our lead product candidates, PTG-100 and PTG-200 targeting inflammatory bowel disease (“IBD”) and PTG-300 which targets anemia associated with certain rare blood disorders, and the development of other product candidates. We cannot be certain that PTG-100, PTG-200, PTG-300 or any other product candidates will receive regulatory approval or, if approved, be successfully commercialized. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of PTG-100, PTG-200, and PTG-300 will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, each of which has differing regulations. In addition, even if approved, our pricing and reimbursement will be subject to further review and discussions with payors. We are not permitted to market any product candidate in the United States until after approval of a new drug application (“NDA”) from the FDA, or in any foreign countries until after approval of a marketing application by corresponding regulatory authorities. We completed a Phase 1 clinical trial for PTG-100 in June 2016 and initiated a global Phase 2b clinical trial of PTG-100 in patients with moderate to severe UC. In March 2018, we announced that we were discontinuing the global Phase 2b clinical trial for the treatment of moderate-to-severe UC. The interim data revealed an unusually high placebo rate of clinical remission that led to a futility decision and discontinuation of the trial. In August 2018, we announced that a re-read of the endoscopies from the study by the subcontractor of the contract research organization (“CRO”) and a subsequent fully blinded re-read of the endoscopies by an independent third party confirmed that a subset of the initial endoscopy reads provided by the CRO were in error. If the re-read of endoscopy results had been utilized for the interim futility analysis, the trial would have continued. In addition, a pre-specified blinded histopathology analysis of colon biopsies supported the observations of clinical remission and endoscopy responses for PTG-100. Based on this entire analysis, we plan to discuss the next steps in advancing the clinical development of PTG-100 with the FDA and other global regulatory authorities in the second half of 2018. We also completed a Phase 1 clinical trial for PTG-300 in December 2017 and initiated a Phase 1 clinical trial of PTG-200 in November 2017. We will need to conduct larger, more extensive clinical trials in the target patient populations to support a potential application for regulatory approval by the FDA or corresponding regulatory authorities, and we do not expect to be in a position to do so for the near term. We may not receive any preferential or expedited review of any application for regulatory approval by virtue of the fact that our product candidates target biological pathways that are also targeted by currently marketed injectable antibody drugs, and our product candidates will be subject to the regulatory review processes applicable to completely new drugs.

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

Our peptide-based product candidates will require additional research, clinical development, manufacturing activities, regulatory approval in multiple jurisdictions (if regulatory approval can be obtained at all), securing sources of commercial manufacturing supply and building of or partnering with a commercial organization. We cannot assure you that our clinical trials for PTG-100, PTG-200 or PTG-300 will be initiated or completed in a timely manner or successfully, or at all. Further we cannot be certain that we plan to advance any other peptide-based product candidates into clinical trials. Moreover, any delay or setback in the development of any product candidate, in particular PTG-100, PTG-200, or PTG-300, would be expected to adversely affect our business and cause our stock price to fall. For example, the announcement of the discontinuation of the global Phase 2b clinical trial of PTG-100 for the treatment of moderate-to-severe UC due to the interim analysis meeting the futility criterion on the primary endpoint of clinical remission significantly depressed our stock price.

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

Our business and future profitability is substantially dependent on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize our most advanced peptide-based product candidates, PTG-100, which was in a global Phase 2b trial that was halted in March 2018, PTG-300, which completed a Phase 1 clinical trial in December 2017, and PTG-200, which is in a Phase 1 clinical trial.  In August 2018, we announced that a re-read of the endoscopies from the study by the subcontractor of the contract research organization (“CRO”) and a subsequent fully blinded re-read of the endoscopies by an independent third party confirmed that a subset of the initial endoscopy reads provided by the CRO were in error. If the re-read of endoscopy results had been utilized for the interim futility analysis, the trial would have continued. In addition, a pre-specified blinded histopathology analysis of colon biopsies supported the observations of clinical remission and endoscopy responses for PTG-100. Based on this entire analysis, we plan to discuss the next steps in advancing the clinical development of PTG-100 with the FDA and other global regulatory authorities in the second half of 2018.

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

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Clinical failure can occur at any stage of clinical development.*

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. The results of pre-clinical studies and early clinical trials of our product candidates and studies and trials of other products may not be predictive of the results of later-stage clinical trials. In addition to our planned pre-clinical studies and clinical trials, we expect to have to complete at least two large scale, well-controlled clinical trials to demonstrate substantial evidence of efficacy and safety for each product candidate we intend to commercialize. Further, given the patient populations for which we are developing therapeutics, we expect to have to evaluate long-term exposure to establish the safety of our therapeutics in a chronic dose setting. We initiated a Phase 2b clinical trial, which we halted in March 2018, and have never conducted a Phase 3 clinical trial or submitted an NDA, and as a result, we have no history or track record to rely on when entering these phases of the development cycle. In August 2018, we announced that a re-read of the endoscopies from the study by the subcontractor of the contract research organization (“CRO”) and a subsequent fully blinded re-read of the endoscopies by an independent third party confirmed that a subset of the initial endoscopy reads provided by the CRO were in error. If the re-read of endoscopy results had been utilized for the interim futility analysis, the trial would have continued. In addition, a pre-specified blinded histopathology analysis of colon biopsies supported the observations of clinical remission and endoscopy responses for PTG-100. Based on this entire analysis, we plan to discuss the next steps in advancing clinical development with the FDA and global regulatory authorities in the second half of 2018. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. Clinical trial failures may result from a multitude of factors including, but not limited to, flaws in trial design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety and/or efficacy traits of the product candidate. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or pre-clinical studies.

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

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.*

We may encounter delays in enrolling, be unable to enroll or maintain, a sufficient number of patients to complete any of our clinical trials. Patient enrollment and retention in clinical trials is a significant factor in the timing of clinical trials and depends on many factors, including the size and nature of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical trial sites and the eligibility criteria for the clinical trial. There are a significant number of global clinical trials in UC that are currently ongoing, especially in Phases 2 and 3, making it highly competitive and challenging to recruit subjects.  More broadly, we are aware of a number of therapies that are commercialized or are being developed for IBD and we expect to face competition from these investigational drugs or approved drugs for potential subjects in our clinical trials, which may delay the pace of enrollment in our planned clinical trials. Furthermore, any negative results we may report in clinical trials of our product candidates, such as the halting of our Phase 2b clinical trial of PTG-100 for the treatment of moderate-to-severe UC due to futility that was subsequently confirmed to be due to error in endoscopy reads by the CRO, may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible.

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

Other than our Janssen License and Collaboration Agreement, we have no active collaborations for any of our product candidates. Even if we are able to establish other collaboration arrangements, any such collaboration, including the Janssen License and Collaboration Agreement, may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and growth prospects. While we currently plan to enter into collaborations that are limited to certain identified territories, there can be no assurance that we would maintain significant rights or control of future development and commercialization of such product candidate. Accordingly, if we collaborate with a third party for development and commercialization of a product candidate, we may relinquish some or all of the control over the future success of that product candidate to the third party, and that partner may not devote sufficient resources to the development or commercialization of our product candidate or may otherwise fail in development or commercialization efforts, in which event the development and commercialization of the product candidate in the collaboration could be delayed or terminated and our business could be substantially harmed. In addition, the terms of any potential collaboration or other arrangement that we may establish may not be favorable to us or may not be perceived as favorable, which may negatively impact the price of our common stock. In some cases, we may be responsible for continuing development of a product candidate or research program under a collaboration, and the payments we receive from our partner may be insufficient to cover the cost of this development or may result in a dispute between the parties. Moreover, collaborations and sales and marketing arrangements are complex and time consuming to negotiate, document and implement, and they may require substantial resources to maintain, which may be detrimental to the development of our other product candidates.

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

We are also aware of several companies developing therapeutic product candidates for the treatment of IBD, including, but not limited to AbbVie  (rizankizumb and upadacitinib in Phase 3), Allergan, Atlantic Healthcare Plc, Aprogen (biosimilar TNF-α antibody in Phase 3) Arena Pharmaceuticals, Inc., AstraZeneca, Biogen, Boehringer Ingelheim (adalimumab biosimilar in Pre-Registration), Bristol-Myers Squibb, Celgene (ozanimod hydrochloride in Phase 3 clinical trials), Eli Lilly and Company, Galapagos/Gilead (filgotinib in Phase 3), Janssen (ustekinumab in Phase 3), Lycera Corp., Mitsubishi Tanabe Pharma Corporation, Pfizer (tofacitinib citrate), Roche/Genentech (etrolizumab in Phase 3), Samsung Bioepis (adalimumab biosimilar in Pre-Registration), Sandoz (adalimumab biosimilar in Phase 3), Shire/Pfizer (PF-00547659), Shire/Takeda (SHP647 in Phase 3) and UCB S.A.

We believe our principal competition in the treatment of disorders characterized by chronic anemia and iron overload, such as beta-thalassemia, myelodysplastic syndromes will come from other pipeline products being developed by companies such as Acceleron (luspatercept in Phase 3), bluebird bio (LentiGlobin in Phase 3), Bristol-Myers Squibb, Emmaus Medical (glutamine in pre-registration), Gilead, GlaxoSmithKline, Global Blood Therapeutics, Inc., La Jolla Pharmaceutical and Novartis AG, among others. We believe competition will also include approved iron chelation therapies that have been developed by Novartis AG and Apotex Inc., among others.

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

Our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*

Our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical and regulatory personnel. We are highly dependent on our existing senior management team, especially Dinesh V. Patel, Ph.D., our President and Chief Executive Officer, David Y. Liu, Ph.D., our Chief Scientific Officer and Head of Research and Development, Richard S. Shames, M.D., our Chief Medical Officer, Tom O’Neil, our Chief Financial Officer and Samuel Saks, M.D., our Chief Development Officer. In order to induce valuable employees to continue their employment with us, we have provided stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to maintain retention incentives or counteract more lucrative offers from other companies. For example, since March 26, 2018, when we announced the discontinuation of our Phase 2b clinical trial of PTG-100 due to futility, our stock price has been lower than the exercise prices of a majority of our outstanding stock options, significantly reducing the retentive power of those options. All of our employees may terminate their employment with us at any time, with or without notice. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements would harm our research and development efforts, our collaboration efforts, as well as our business, financial condition and prospects. Our success also depends on our ability to continue to attract, retain and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing and management training and skills.

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

We may need to expand the size of our organization, and we may experience difficulties in managing this growth.*

As of June 30, 2018, we had 62 full-time employees, including 49 employees engaged in research and development. As our development and commercialization plans and strategies develop and continue to operate as a public company, we expect to need additional managerial, operational, scientific, sales, marketing, development, regulatory, manufacturing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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
•

actual or anticipated results in our clinical trials or those of our competitors, such as the initial announcement of the halting of our Phase 2b clinical trial of PTG-100 for the treatment of moderate-to-severe UC in March 2018;

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

Volatility in our share price could subject us to securities class action litigation.*

Securities class action litigations have often been brought against companies following a decline in the market price of their securities, such as the decline we experienced in March 2018 upon the initial announcement of the halting of our Phase 2b clinical trial of PTG-100 for the treatment of moderate-to-severe UC due to futility, which was subsequently identified as resulting from human error by the CRO. This risk is especially relevant for us because pharmaceutical companies have experienced significant share price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Neither we nor our independent registered public accounting firm has performed or was required to perform an evaluation of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We have taken steps to remediate the material weaknesses, including increasing the depth and experience within our accounting and finance organization, and implemented an approval process related to manual journal entries and the related supporting journal entry calculations. In addition, we continued to work on designing and implementing additional improved processes and internal controls. We completed the implementation of this plan as of December 31, 2017, and management determined that we remediated the material weaknesses as of December 31, 2017. We can give no assurance that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal controls over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations.

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

Future sales of our common stock may depress our share price.*

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. At June 30, 2018, we had a total of 21,217,494 shares of common stock outstanding, notwithstanding any potential exercises of outstanding options and issuance of shares under the employee stock purchase plan.

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

Repurchases of Shares or of Company Equity Securities

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8‑K	001‑3785237852	3.1	8/16/2016
3.2	Amended and Restated Bylaws	S‑1/A	333‑212476	3.2	8/1/2016
4.1	Specimen stock certificate evidencing the shares of common stock	S‑1/A	333‑212476	4.1	8/1/2016
4.2	Amended and Restated Investor Rights Agreement, by and among Protagonist Therapeutics, Inc. and the stockholders named therein, dated July 10, 2015.	S‑1/A	333‑212476	4.2	8/1/2016
10.1*	Protagonist Therapeutics, Inc. 2018 Inducement Plan, form of stock option grant notice, form of option agreement, form of restricted stock unit grant notice and form of restricted stock unit agreement	S-8	333-225294	99.1	5/30/2018
10.2+	Employment Offer Letter by and between the Company and Samuel Saks, M.D. dated as of May 21, 2018
31.1+	Certification of Chief Executive Officer required by Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer required by Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+**

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

*     Indicates a management contract or compensatory plan or arrangement.

†     Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+     Filed herewith

**    This certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10‑Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Protagonist Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Form 10‑Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTAGONIST THERAPEUTICS, INC.

Date: August 7, 2018	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2018	By:	/s/ Thomas P. O’Neil
Thomas P. O’Neil
Chief Financial Officer
(Principal Financial and Accounting Officer)