Form 10-Q
period 2018-09-30
Protagonist Therapeutics, Inc
filed 2018-11-06
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b‑2 of the Exchange Act

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻	Smaller reporting company	◻
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act of 1934).     Yes  ◻    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2018
Common Stock, $0.00001 par value	24,186,019

PROTAGONIST THERAPEUTICS, INC.

FORM 10‑Q

PART I. – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$87,427	$106,029
Restricted cash	10	10
Available-for-sale securities	51,090	37,972
Receivable from collaboration partner - related party	4,586	1,816
Research and development tax incentive receivable	1,155	1,347
Prepaid expenses and other current assets	3,234	3,773
Total current assets	147,502	150,947
Property and equipment, net	904	879
Restricted cash - noncurrent	450	450
Available-for-sale securities - noncurrent	—	11,458
Total assets	$148,856	$163,734
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,871	$1,257
Payable to collaboration partner - related party	764	—
Accrued expenses and other payables	10,496	9,546
Deferred revenue - related party	7,970	31,752
Total current liabilities	24,101	42,555
Deferred rent - noncurrent	797	547
Total liabilities	24,898	43,102
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 90,000,000 shares authorized; 24,138,102 and 21,088,306 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	250,670	222,188
Accumulated other comprehensive loss	(103)	(6)
Accumulated deficit	(126,609)	(101,550)
Total stockholders’ equity	123,958	120,632
Total liabilities and stockholders’ equity	$148,856	$163,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

License and collaboration revenue - related party	$6,117	$8,781	$28,572	$8,781
Operating expenses:
Research and development	12,145	11,168	45,249	34,457
General and administrative	3,361	2,593	10,180	8,708
Total operating expenses	15,506	13,761	55,429	43,165
Loss from operations	(9,389)	(4,980)	(26,857)	(34,384)
Interest income	654	155	1,798	479
Net loss	$(8,735)	$(4,825)	$(25,059)	$(33,905)
Net loss per share, basic and diluted	$(0.38)	$(0.29)	$(1.15)	$(2.01)
Weighted-average shares used to compute net loss per share, basic and diluted	22,912,279	16,911,575	21,750,562	16,851,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(8,735)	$(4,825)	$(25,059)	$(33,905)
Other comprehensive loss:
Loss (gain) on translation of foreign operations	(63)	73	(149)	324
Unrealized gain on available-for-sale securities	46	24	52	21
Comprehensive loss	$(8,752)	$(4,728)	$(25,156)	$(33,560)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,059)	$(33,905)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	4,847	3,052
Net amortization of premium on available-for-sale securities	304	497
Depreciation and amortization	399	289
Loss on disposal of property and equipment	—	(62)
Changes in operating assets and liabilities:
Research and development tax incentive receivable	96	1,530
Receivable from collaboration partner - related party	(2,770)	(520)
Prepaid expenses and other assets	526	1,034
Accounts payable	3,617	1,096
Payable to collaboration partner - related party	764	—
Accrued expenses and other payables	1,246	3,271
Deferred revenue - related party	(23,782)	41,739
Net cash provided by (used in) operating activities	(39,812)	18,021
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of available-for-sale securities	(51,947)	(28,154)
Proceeds from maturities of available-for-sale securities	50,035	39,835
Purchases of property and equipment, net	(424)	(610)
Net cash provided by (used in) by investing activities	(2,336)	11,071
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants in private placement, net of issuance costs	21,679	—
Proceeds from issuance of common stock in at-the-market offerings, net of issuance costs	1,025	—
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	932	789
Payment of deferred offering costs	—	(297)
Net cash provided by financing activities	23,636	492
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(90)	177
Net increase (decrease) in cash, cash equivalents and restricted cash	(18,602)	29,761
Cash, cash equivalents and restricted cash, beginning of year	106,489	21,094
Cash, cash equivalents and restricted cash, end of period	$87,887	$50,855
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING INFORMATION:
Acquisition of new equipment upon trade-in for existing equipment	$—	$185
Purchases of property and equipment in accounts payable	$—	$6

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

Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of $126.6 million as of September 30, 2018. The Company’s ultimate success depends on the outcome of its research and development activities. The Company expects to incur additional losses in the future and it anticipates the need to raise additional capital to fully implement its business plan. Through September 30, 2018, the Company has financed its operations primarily through private placements of redeemable convertible preferred stock, offerings of common stock and payments received under a license and collaboration agreement.

In September 2017, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) (File No. 333-220314), effective as of October 5, 2017, as amended,  which permits the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $200.0 million of its common stock.  Up to a maximum of $50.0 million of the maximum aggregate offering price of $200.0 million may be issued and sold pursuant to an at-the-market (“ATM”) financing facility under a sales agreement with Cantor Fitzgerald & Co. (the “Sales Agreement”). The Company pays Cantor Fitzgerald & Co. up to 3% of gross proceeds for any common stock sold through the Sales Agreement. The Company sold 103,500 shares of its common stock pursuant to the Sales Agreement during the three and nine months ended September 30, 2018 for net proceeds of $1.1 million. As of September 30, 2018, $48.8 million of common stock remained available for sale under the ATM financing facility.

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

On August 6, 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which the Company sold an aggregate of 2,750,000 shares of its common stock at a price of $8.00 per share, for aggregate gross proceeds of approximately $22.0 million, before deducting offering expenses payable by the Company. In a concurrent private placement, the Company issued  the Investors warrants to purchase an aggregate of 2,750,000 shares of its common stock (each, a “Warrant,” and collectively, the “Warrants”).  Each Warrant is exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $15.00 per share. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

similar transaction, as described in the Warrants. Under certain circumstances, the warrants may be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, the Company granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. The common stock and warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity, and the net proceeds from the transaction were recorded as a credit to additional paid-in capital. As of September 30, 2018, none of the warrants have been exercised.

The Company will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing, but there is no assurance that such financing will be available at terms acceptable to the Company, if at all.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the consolidated balance sheet as of December 31, 2017 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year.

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

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Cash as reported in the condensed consolidated statements of cash flows consists of (in thousands):

	September 30,
	2018	2017
Cash and cash equivalents	$87,427	$50,395
Restricted cash - current	10	10
Restricted cash - noncurrent	450	450
Cash balance in consolidated statements of cash flows	$87,887	$50,855

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Recently Adopted Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016‑15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification of certain cash receipts and cash payments in the statements of cash flow to eliminate the diversity in practice related to eight specific cash flow issues. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance effective January 1, 2018. The adoption of this guidance had no effect on the Company’s consolidated financial statements and disclosures.

In May 2017, the FASB issued ASU No. 2017‑09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance on the types of changes to the terms and conditions of share-based payment awards to which an entity would be required to apply modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance effective January 1, 2018. The adoption of this guidance had no effect on the Company’s consolidated financial statements and disclosures.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Recently Issued Accounting Pronouncements Not Adopted as of September 30, 2018

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which provides clarification to ASU 2016-02. These ASUs (collectively, the new lease standard) require an entity to recognize a lease liability and a right-of-use asset on the balance sheet for leases with lease terms of more than twelve months. Lessor accounting is largely unchanged, while lessees will no longer be provided with a source of off-balance sheet financing. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Initial guidance required the adoption of the new lease standard using the modified retrospective transition method. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) - Targeted Improvements, which allows entities to elect an optional transition method where entities may continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoptions rather than in the earliest period presented. The Company plans to adopt the new standard on January 1, 2019 using the optional transition method. The Company established a cross-functional implementation team to develop a project plan and is currently reviewing its lease portfolio. While the Company continues to review its current accounting policies and practices to identify potential differences that would result from applying the new guidance, the Company expects that its non-cancellable operating lease commitments with a term of more than twelve months will be subject to the new guidance and recognized as right-of-use assets and operating lease liabilities on the Company’s consolidated balance sheets upon adoption. The Company expects to elect transitional practical expedients such that the Company will not need to reassess whether contracts are leases and will retain lease classification and initial direct costs for leases existing prior to the adoption of the new lease standard.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements and is intended to improve the effectiveness of disclosures, including the consideration of costs and benefits. The guidance is effective for the fiscal years and interim periods within those years beginning after January 1, 2020. Early adoption is permitted, and an entity is permitted to early adopt any removed or modified disclosures and delay adoption of additional disclosures until their effective date. The Company does not expect this new guidance to impact its consolidated financial statements and is currently evaluating the impact on its disclosures.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In August 2018, the FASB issued ASU No. 2018-15, Intangibles -- Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which is intended to align the accounting for implementation costs for hosting arrangements, regardless of whether they convey a license to the hosted software. The amended guidance requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. This guidance is effective for fiscal years and interim periods within those years beginning after January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and disclosures.

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

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The Company determined that the transaction price of the Janssen License and Collaboration Agreement was $56.4 million as of September 30, 2018, an increase of $2.5 million from the transaction price of $53.9 million at December 31, 2017. In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. The Company determined that the $50.0 million upfront payment, the $25.0 million payment payable upon filing of the IND, which is fully constrained as of September 30, 2018 and December 31, 2017, and $6.4 million of estimated variable consideration for cost-sharing payments from Janssen for agreed upon services related to Phase 2 activities as of September 30, 2018 constituted consideration to be included in the transaction price, which is to be allocated to the combined performance obligation. The increase in the transaction price was due to an increase in variable consideration related to compound supply services and was recognized as a cumulative catch-up adjustment. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

As part of the evaluation for determining that the $25.0 million payment upon filing of the IND is fully constrained as of September 30, 2018, the Company considered several factors, including the stage of development of PTG‑200 and that achievement of the milestone is outside of the Company’s control, and concluded that the filing of the IND is not probable at this time. If and when the filing of the IND becomes probable, the $25.0 million payment will be constrained by contra revenue amounts for payments that the Company expects to make for 20% of the cost of Phase 2 activities to be performed by Janssen. The additional potential development, regulatory and sales milestone payments of up to an aggregate of $590.0 million after the completion of Phase 2a activities that the Company is eligible to receive are outside the contract term and as such have been excluded from the transaction price. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Janssen and therefore have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

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

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

For the three months ended September 30, 2018, the Company recognized $6.1 million of license and collaboration revenue, which included $5.9 million of the transaction price for the Janssen License and Collaboration Agreement recognized based on proportional performance and $0.2 million, net for other services related to Phase 2 activities performed by the Company on behalf of Janssen that are not included in the performance obligations identified under the Janssen License and Collaboration Agreement. For the nine months ended September 30, 2018, the Company

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

recognized $28.6 million of license and collaboration revenue, which included $27.9 million of the transaction price for the Janssen License and Collaboration Agreement recognized based on proportional performance and $0.7 million, net for other services related to Phase 2 activities performed by the Company on behalf of Janssen that are not included in the performance obligations identified under the Janssen License and Collaboration Agreement.

For the three and nine months ended September 30, 2017, the Company recognized $8.8 million of license and collaboration revenue, which included $8.4 million of the transaction price for the Janssen License and Collaboration Agreement recognized based on proportional performance and $0.4 million for other services related to Phase 2 activities performed by the Company on behalf of Janssen that are not included in the performance obligations identified under the Janssen License and Collaboration Agreement.

The following tables present changes in the Company’s contract assets and liabilities during the periods presented (in thousands):

	Balance at			Balance at
	Beginning of			End of
Three months ended September 30, 2018	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$5,785	$1,385	$(2,584)	$4,586
Contract liabilities:
Deferred revenue - related party	$13,202	$696	$(5,928)	$7,970
Payable to collaboration partner - related party	$276	$488	$—	$764

	Balance at			Balance at
	Beginning of			End of
Nine months ended September 30, 2018	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$1,816	$6,012	$(3,242)	$4,586
Contract liabilities:
Deferred revenue - related party	$31,752	$4,147	$(27,929)	$7,970
Payable to collaboration partner - related party	$—	$1,068	$(304)	$764

	Balance at			Balance at
	Beginning of			End of
Three and nine months ended September 30, 2017	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$—	$520	$—	$520
Contract liabilities:
Deferred revenue - related party	$—	$50,132	$(8,393)	$41,739

Deferred revenue related to the Janssen License and Collaboration Agreement was $8.0 million and $31.8 million as of September 30, 2018 and December 31, 2017, respectively, and is recognized as the combined performance obligation is satisfied. Receivable from collaboration partner for cost sharing amounts payable from Janssen was $4.6 million and $1.8 million as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, the Company also recorded a $0.8 million payable to collaboration partner for cost sharing amounts payable to Janssen.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

During the three months and nine months ended September 30, 2018, the Company recognized revenue of $5.9 million and $27.9 million, respectively, from amounts included in the contract liability balance at the beginning of the period. During the three and nine months ended September 30, 2017, the Company did not recognize any revenue from amounts included in the contract liability balance at the beginning of the period. During the three and nine months ended September 30, 2018 and 2017, no revenue was recognized from the contract asset balance at the beginning of the period or from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill the contract were capitalized.

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

The following table presents the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$27,582	$—	$—	$27,582
Corporate bonds	—	6,020	—	6,020
Commercial paper	—	62,386	—	62,386
Government bonds	—	39,192	—	39,192
Total financial assets	$27,582	$107,598	$—	$135,180

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$48,704	$—	$—	$48,704
Corporate bonds	—	6,247	—	6,247
Commercial paper	—	58,524	—	58,524
Government bonds	—	40,303	—	40,303
Total financial assets	$48,704	$105,074	$—	$153,778

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

Note 5. Balance Sheet Components

Cash Equivalents and Available-for-sale Securities

Cash equivalents and available-for-sale securities consisted of the following (in thousands):

	September 30, 2018
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$27,582	$—	$—	$27,582
Corporate bonds	6,031	—	(11)	6,020
Commercial paper	62,386	—	—	62,386
Government bonds	39,261	—	(69)	39,192
Total cash equivalents and available-for-sale securities	$135,260	$—	$(80)	$135,180
Classified as:
Cash equivalents				$84,090
Available-for-sale securities - current				51,090
Total cash equivalents and available-for-sale securities				$135,180

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	December 31, 2017
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$48,704	$—	$—	$48,704
Corporate bonds	6,254	—	(7)	6,247
Commercial paper	58,524	—	—	58,524
Government bonds	40,428	—	(125)	40,303
Total cash equivalents and available-for-sale securities	$153,910	$—	$(132)	$153,778
Classified as:
Cash equivalents				$104,348
Available-for-sale securities - current				37,972
Available-for-sale securities - noncurrent				11,458
Total cash equivalents and available-for-sale securities				$153,778

All available-for-sale securities - current held as of September 30, 2018 and December 31, 2017 had contractual maturities of less than one year. All available-for-sale securities - noncurrent held as of December 31, 2017 had contractual maturities of at least one year but less than two years. There were no material realized gains or realized losses on available-for-sale securities for the periods presented.

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued clinical and research related expenses	$7,649	$6,437
Accrued employee related expenses	2,410	2,718
Accrued professional service fees	332	267
Other	105	124
Total accrued expenses and other payables	$10,496	$9,546

Note 6. Research Collaboration and License Agreement

In October 2013, the Company’s former collaboration partner decided to abandon a collaboration program with the Company and, pursuant to the terms of the agreement between the Company and the former collaboration partner, the Company elected to assume the responsibility for the development and commercialization of the product. Upon the former collaboration partner’s abandonment, it assigned to the Company certain intellectual property arising from the collaboration and also granted the Company an exclusive license to certain background intellectual property rights of the former collaboration partner that relate to the products acquired by the Company. The nomination of PTG‑300 as a development candidate triggered a $250,000 payment from the Company to the former collaboration partner, which the Company recorded as research and development expense during the three months ended March 31, 2016. The initiation of a Phase 1 clinical study for PTG‑300 triggered an additional $250,000 payment obligation from the Company to the former collaboration partner, which the Company recorded as research and development expense during the three months ended June 30, 2017. The initiation of a Phase 2 clinical study for PTG-300, expected in the fourth quarter of 2018, would trigger an additional $500,000 payment obligation from the Company to the former collaboration partner.

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

Note 7. Government Programs

Research and Development Tax Incentive

The Company recognized AUD 409,000 ($297,000) and AUD 1.6 million  ($1.3 million) as a reduction of research and development expenses for the three and nine months ended September 30, 2018, respectively, in connection with the research and development tax incentive from Australia. The Company recognized AUD 493,000  ($389,000) and AUD 1.1 million ($0.9 million) for the three and nine months ended September 30, 2017, respectively, in connection with the research and development tax incentive from Australia. As of September 30, 2018, and December 31, 2017, the research and development tax incentive receivable was AUD 1.6 million ($1.2 million) and AUD 1.7 million ($1.3 million), respectively.

Based on the nature of the amounts received under the Janssen License and Collaboration Agreement, the Company concluded that these amounts should be classified as statutory income for Australian taxation purposes. Accordingly, these amounts are not included in the calculation of annual turnover for the purposes of determining eligibility for the refundable research and development tax offset.

SBIR Grant

In September 2018, the Company was awarded a Phase 2 Small Business Innovation Research ("SBIR") Grant from the National Heart, Lung and Blood Institute of the National Institutes of Health ("NIH") in support of research aimed at developing the Company’s novel hepcidin mimetic PTG-300 for the potential treatment of chronic anemia and iron overload in rare blood disorders, including beta-thalassemia. The total grant award was $1.5 million and is for the period from September 2018 to August 2020.

In May 2017, the Company was awarded a Phase 2 SBIR Grant from the National Institute of Diabetes and Digestive and Kidney Diseases of the NIH in support of research aimed at developing biomarkers that define IL‑23R target engagement by oral peptide antagonists and the effects of that engagement of downstream signaling. The total grant award was $1.3 million and is for the period from May 2017 to April 2019.

In July 2016, the Company was awarded a Phase 1 SBIR Grant from the National Institute of Heart and Lung Diseases of the NIH in support of pre-clinical research aimed at discovering and optimizing lead molecules as novel peptide mimetics of the natural hepcidin hormone. The total grant award was $219,000 and was for the period from August 2016 to January 2017.

The Company recognizes a reduction to research and development expenses when expenses related to the grants have been incurred and the grant funds become contractually due from NIH. The Company recorded $229,000 and $354,000 as a reduction of research and development expenses for the three and nine months ended September 30, 2018, respectively. The Company recorded $103,000 and $123,000 as a reduction of research and development expenses for the three and nine months ended September 30, 2017, respectively. The Company recorded a receivable for $229,000

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

and $58,000 as of September 30, 2018 and December 31, 2017, respectively, to reflect the eligible costs incurred under the grants that are contractually due to the Company, and such amounts are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

The following table summarizes the Company’s minimum lease payments related to the Newark facility as of September 30, 2018 (in thousands):

Year Ending December 31:	Amount
2018 (remaining three months)	$477
2019	1,941
2020	2,000
2021	2,060
2022	2,121
Thereafter	3,106
Total	$11,705

Note 9. Equity Plans

Equity Incentive Plans

In July 2016, the Company’s board of directors and stockholders approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) to replace the 2007 Stock Option Plan. The 2016 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2016 Plan expire no later than ten years from the date of grant. As of September  30, 2018, approximately 201,579 shares were available for issuance under the 2016 Plan.

Inducement Plan

In May 2018, the Company’s board of directors approved the 2018 Inducement Plan, a non-stockholder approved stock plan, under which it reserved and authorized up to 750,000 shares of the Company’s common stock in order to award options and restricted stock unit awards to persons that were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company, within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. The 2018 Inducement Plan is administered by the board of directors or the Compensation Committee of the board, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2018 Inducement Plan expire no later than ten years from the date of

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

grant. As of September 30, 2018, approximately 645,000 shares were available for issuance under the 2018 Inducement Plan.

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

Stock option activity under the Company’s equity incentive and inducement plans is set forth below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life (years)	Value
				(in millions)
Balances at December 31, 2017	2,438,151	$11.51	8.26
Options granted	1,005,400	13.51
Options exercised	(142,014)	2.79
Options forfeited	(148,058)	14.99
Balances at September 30, 2018	3,153,479	$12.37	8.21	$7.8
Options exercisable – September 30, 2018	1,311,184	$11.05	7.48	$4.6
Options vested and expected to vest – September 30, 2018	3,153,479	$12.37	8.21	$7.8

(1)

The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on September 30, 2018. The calculation excludes options with an exercise price higher than the closing price of the Company’s common stock on September 30, 2018.

During the nine months ended September  30, 2018, the estimated weighted-average grant-date fair value of common stock underlying options granted to employees was $8.35 per share.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Employee Stock Options Valuation

The fair value of employee stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Expected term (in years)	5.49 - 6.08	6.08	5.49 - 6.08	5.50 - 6.08
Expected volatility	61.2% - 65.1%	62.1%	62.0% - 66.5%	62.1% - 65.4%
Risk-free interest rate	2.75% - 2.98%	2.00%	2.42% - 2.98%	1.88 - 2.07%
Dividend yield	—	—	—	—

Restricted Stock Units

A restricted stock unit is an agreement to issue shares of the Company’s common stock at the time of vesting. Restricted stock units vest in four equal installments on approximately the first, second, third and fourth anniversaries of the grant date.

Restricted stock unit activity under the Company’s equity incentive plans is set forth below:

Un
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2017	—	—
Restricted stock units granted	426,025	$10.53
Restricted stock units forfeited	(5,375)	16.95
Unvested at September 30, 2018	420,650	$10.45

Stock-based compensation expense associated with restricted stock units is based on the fair value of the Company’s common stock on the grant date, which equals the closing market price of the Company’s common stock on the grant date. For restricted stock units, the Company recognizes compensation expense over the vesting period of the awards that are ultimately expected to vest.

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“2016 ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period. As of September  30, 2018, a total of 102,950 shares of common stock have been issued under the 2016 ESPP, and 425,155 shares were available for issuance.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Stock-Based Compensation

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$1,046	$600	$2,424	$1,399
General and administrative	971	607	2,423	1,653
Total stock-based compensation expense	$2,017	$1,207	$4,847	$3,052

As of September 30, 2018, total unrecognized stock-based compensation expense related to stock options was approximately $17.6 million, which the Company expects to recognize over a weighted-average period of approximately 2.25 years.

Note 10. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. For the three and nine months ended September 30, 2018, the Company noted no additional guidance or information that affects the provisional amounts initially recorded at zero for the transition tax and the remeasurement of the deferred tax assets for the year ended December 31, 2017. As a result, the Company recorded no adjustment to the transition tax and the remeasurement of the deferred tax assets. The Company will continue to monitor and analyze any additional guidance and information that may be issued by the federal and state tax authorities. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company has elected to treat any potential GILTI inclusions as a period cost as it is not projecting any material impact from GILTI inclusions and any deferred taxes related to any inclusion would be immaterial. During the three and nine months ended September 30, 2018, the Company has not made any measurement-period adjustments related to GILTI.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 11. Net Loss per Share

As the Company had net losses for the three and nine months ended September  30, 2018 and 2017, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(8,735)	$(4,825)	$(25,059)	$(33,905)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	22,912,279	16,911,575	21,750,562	16,851,672
Net loss per shares, basic and diluted	$(0.38)	$(0.29)	$(1.15)	$(2.01)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share computations for the three and nine months ended September  30, 2018 and 2017 because their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Options to purchase common stock	3,153,479	2,537,744	3,153,479	2,537,744
Common stock warrants	2,750,000	—	2,750,000	—
Restricted stock units	420,650	—	420,650	—
ESPP shares	52,682	26,610	52,682	26,610
Total	6,376,811	2,564,354	6,376,811	2,564,354

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

Overview

We are a clinical stage biopharmaceutical company with a proprietary technology platform that enables the discovery and development of novel peptide-based drug candidates that address significant unmet medical needs.  Our product candidates are designed to affect critical steps in the biological pathways of particular diseases, for example, by blocking protein-protein interactions. We believe our peptide-based approach has advantages over alternative approaches such as small molecules and antibodies.  Our clinical stage product candidates PTG-100 and PTG-200 are oral drugs that block biological pathways currently targeted by marketed injectable antibody drugs and offer targeted delivery to the gastrointestinal (“GI”) tissue compartment. We believe that, as compared to antibody drugs, these product candidates have the potential to provide improved safety due to minimal exposure in the blood, increased convenience and compliance due to oral delivery, and the opportunity for the earlier introduction of targeted therapy.

PTG-100, an oral, alpha-4-beta-7 (“α4β7”) integrin antagonist, is being developed for potential treatment of inflammatory bowel disease (“IBD”), GI diseases consisting primarily of ulcerative colitis (“UC”), and Crohn’s disease

(“CD”). In March 2018, we announced the discontinuation of a global Phase 2 clinical trial for the treatment of moderate-to-severe UC. This decision followed a planned interim futility analysis by an independent Data Monitoring Committee (“DMC”). The interim data revealed an unusually high placebo rate of clinical remission that led to a futility decision and discontinuation of the trial. In August 2018, we announced that an independent, blinded re-read of endoscopies from the study had demonstrated signals of clinical efficacy. A human error in the initial endoscopy reads by the original vendor which was characterized by an unusually high placebo effect led to the original futile outcome reported in March 2018. If the re-read of endoscopy results had been utilized for the interim futility analysis, the trial would have continued. In addition, a pre-specified blinded histopathology analysis of colon biopsies from the trial indicated high rates of histologic remission which supported the observations of clinical remission and endoscopy responses for PTG-100. These clinical data were presented at the recent United European Gastroenterology Week and demonstrated that PTG-100 was well tolerated and associated with higher rates of clinical remission relative to placebo. The totality of the data from the Phase 2 study provides first evidence of safety and clinical efficacy and supports further development of PTG-100.

 PTG-200 is a potential first-in-class oral, Interleukin-23 receptor (“IL-23R”) antagonist for the treatment of IBD. The IL-12/23 pathway blockade is an approach that has been validated through an FDA approved injectable antibody drug. We have entered into a worldwide license and collaboration agreement with Janssen Biotech, Inc. (“Janssen”), a Johnson & Johnson company, to co-develop and co-detail PTG-200 for all indications, including IBD. See Note 3 to the condensed consolidated financial statements included elsewhere in this report for additional information. Top-line results from the successfully completed Phase 1 study of PTG-200 in 80 normal healthy volunteers demonstrated that PTG-200 treatment was well tolerated, with no serious adverse events or dose-limiting toxicities observed. We and Janssen are working towards filing an Investigational New Drug application (“IND”) in the United States in the coming months to support the initiation of a global Phase 2 study of PTG-200 in CD. This IND filing would trigger a milestone payment from Janssen of $25.0 million under the Janssen License and Collaboration Agreement.

Our novel peptides have potential applicability in a wide range of therapeutic areas in addition to GI diseases.  We have applied our versatile platform outside of the GI disease areas and are developing PTG-300, an injectable hepcidin mimetic, for the potential treatment of anemia and iron overload in certain rare blood disorders, with an initial focus on beta-thalassemia. In the fourth quarter of 2017, we completed a successful Phase 1 study of PTG-300 in healthy volunteers which established safety and pharmacodynamic-based clinical proof of concept. PTG-300 received an orphan drug designation from the FDA for the treatment of beta-thalassemia in March 2018 and a Fast Track designation for the treatment of beta-thalassemia in September 2018.  The European Medicines Agency granted orphan drug designation for PTG-300 for the treatment of beta-thalassemia in August 2018. We successfully filed an IND in the United States in the second quarter of 2018 and plan to initiate a global Phase 2 study of PTG-300 in patients with beta-thalassemia in the fourth quarter of 2018. Treatment of patients with polycythemia vera, myelodysplastic syndromes and hereditary hemochromatosis may represent additional opportunities for future development of PTG-300.

In addition, we continue to use our peptide technology platform to discover product candidates against targets in disease areas with significant unmet medical needs.

We have not generated any revenue from product sales and we do not currently have any products approved for commercialization. We have never been profitable and have incurred net losses in each year since inception and we do not anticipate that we will achieve sustained profitability in the near term. Our net losses  were  $8.7 million and $25.1 million for the three and nine months ended September 30, 2018, respectively, and $4.8 million and $33.9 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $126.6 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development, including clinical development activities under the Janssen License and Collaboration Agreement, and as a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approval for, our product candidates.

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

On August 6, 2018, we entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which we sold an aggregate of 2,750,000 shares of our common stock at a price of $8.00 per share, aggregate net proceeds, before deducting underwriting commissions and offering costs, were $22.0 million. In a concurrent private placement, we issued and sold the Investors warrants to purchase an aggregate of 2,750,000 shares of our common stock (each, a “Warrant,” and collectively, the “Warrants”).  Each Warrant is exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of our common stock have an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of our common stock have an exercise price of $15.00 per share. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the warrants will be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, we granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. As of September 30, 2018, none of the warrants have been exercised.

During the three and nine months ended September 30, 2018, we sold 103,500 shares of our common stock pursuant to an at-the market (“ATM”) financing facility under a Sales Agreement with Cantor Fitzgerald & Co. for net proceeds of $1.1 million. As of September 30, 2018, $48.8 million of our common stock remained available for sale under the ATM financing facility.

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

There have been no material changes in our critical accounting policies during the nine months ended September 30, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10‑K for the year ended December 31, 2017 filed with the SEC on March 7, 2018.

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

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Clinical and development expense — PTG-100	$2,434	$6,177	$16,871	$20,261
Clinical and development expense — PTG-200	2,776	—	12,505	—
Clinical and development expense — PTG-300	4,147	1,505	9,804	2,035
Milestone payment obligation to former collaboration partner	—	—	—	250
Pre-clinical and drug discovery research expense	3,314	3,977	7,683	12,902
Less: Reimbursement of expenses under grants and incentives	(526)	(491)	(1,614)	(991)
Total research and development expenses	$12,145	$11,168	$45,249	$34,457

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

	Three Months Ended
	September 30,		Dollar	%
	2018	2017	Change	Change
	(Dollars in thousands)
License and collaboration revenue - related party	$6,117	8,781	$(2,664)	30
Operating expenses:
Research and development (1)	12,145	11,168	977	9
General and administrative (2)	3,361	2,593	768	30
Total operating expenses	15,506	13,761	1,745	13
Loss from operations	(9,389)	(4,980)	(4,409)	89
Interest income	654	155	499	322
Net loss	$(8,735)	$(4,825)	$(3,910)	81

(1)	Includes $1.0 million and $0.6 million of non-cash stock-based compensation expense for the three months ended September 30, 2018 and 2017, respectively.
(2)	Includes $1.0 million and $0.6 million of non-cash stock-based compensation expense for the three months ended September 30, 2018 and 2017, respectively.

License and Collaboration Revenue

License and collaboration revenue decreased $2.7 million, or 30%, from $8.8 million for the three months ended September 30, 2017 to $6.1 million for the three months ended September 30, 2018. The  decrease was primarily due to a $2.5 million decrease in the amount of deferred revenue recognized for the Janssen License and Collaboration Agreement, based on proportional performance as measured by actual costs incurred as a percentage of budgeted costs, and a decrease of $0.2 million for other services, net, related to Phase 2 activities performed by us on behalf of Janssen that are not included in the performance obligations identified under the Janssen License and Collaboration Agreement.

We determined that the transaction price of the Janssen License and Collaboration Agreement was $56.4 million as of September 30, 2018, an increase of $2.5 million from the transaction price of $53.9 million at December 31, 2017. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. We determined that the $50.0 million upfront payment, the $25.0 million payment payable upon filing of the IND, which is fully constrained as of September 30, 2018, and $6.4 million of estimated variable consideration for cost-sharing payments from Janssen for agreed upon services related to Phase 2 activities as of September 30, 2018 constituted consideration to be included in the transaction price, which is to be allocated to the combined performance obligation. The increase in transaction price was due to an increase in variable consideration related to compound supply services. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Research and Development Expenses

Research and development expenses increased $1.0 million, or 9%, from $11.2 million for the three months ended September 30, 2018, to $12.1 million for the three months ended September 30, 2018. The increase was primarily due to $2.8 million for PTG-200 clinical trial and development expenses and $2.6 million for PTG-300 clinical trial and development expenses, partially offset by a decrease of $3.7 million in PTG‑100 clinical trial and development expenses and a decrease of $0.7 million in pre-clinical and discovery research expenses. Research and development expenses for the three months ended September 30, 2018 included an increase in personnel costs due to increased research and development headcount from 39 employees at September 30, 2017 to 47 employees at September 30, 2018.

General and Administrative Expenses

General and administrative expenses increased $0.8 million, or 30%, from $2.6 million for the three months ended September 30, 2017 to $3.4 million for the three months ended September 30, 2018. The increase was primarily due to an increase of $0.7 million in personnel costs due to an increase in headcount to support the growth of our operations, an increase of $0.2 million in consultant and contract labor expenses and an increase of $0.2 million in legal fees, partially offset by a  decrease of $0.2 million in accounting fees.

Interest Income

Interest income increased $0.5 million, or 322%, from $0.2 million for the three months ended September 30, 2017 to $0.7 million for the three months ended September 30, 2018. The increase was due primarily to the investment of funds from sales of our common stock during the fourth quarter of 2017 and third quarter of 2018.

Comparison of the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended
	September 30,		Dollar	%
	2018	2017	Change	Change
	(Dollars in thousands)
License and collaboration revenue - related party	$28,572	8,781	$19,791	225
Operating expenses:
Research and development (1)	$45,249	34,457	10,792	31
General and administrative (2)	10,180	8,708	1,472	17
Total operating expenses	55,429	43,165	12,264	28
Loss from operations	(26,857)	(34,384)	7,527	22
Interest income	1,798	479	1,319	275
Net loss	$(25,059)	$(33,905)	$8,846	26

(1)	Includes $2.4 million and $1.4 million of non-cash stock-based compensation expense for the nine months ended September 30, 2018 and 2017, respectively.
(2)	Includes $2.4 million and $1.7 million of non-cash stock-based compensation expense for the nine months ended September 30, 2018 and 2017, respectively.

License and Collaboration Revenue

License and collaboration revenue increased $19.8 million, or 225%, from $8.8 million for the nine months ended September 30, 2017 to $28.6 million for the nine months ended September 30, 2018. The increase was primarily due to a $19.5 million increase in the amount of deferred revenue recognized for the Janssen License and Collaboration Agreement,  based on proportional performance as measured by actual costs incurred as a percentage of budgeted costs, and an increase of $0.3 million for other services, net, related to Phase 2 activities performed by us on behalf of Janssen that are not included in the performance obligations identified under the Janssen License and Collaboration Agreement. The Janssen License and Collaboration Agreement became effective in July 2017.

Research and Development Expenses

Research and development expenses increased $10.8 million, or 31%, from $34.5 million for the nine months ended September 30, 2017 to $45.2 million for the nine months ended September 30, 2018. The increase was primarily due to $12.5 million for PTG-200 clinical trial and development expenses and $7.8 million for PTG-300 clinical trial and development expenses. These increases were partially offset by a decrease of $5.2 million in pre-clinical and discovery research expenses as PTG-200 and PTG-300 advanced to the clinical stage, a decrease of $3.4 million in PTG‑100 clinical trial and development expenses. a decrease of $0.6 million related to higher expense reimbursement under grant and incentive programs and a decrease of $0.3 million related to a milestone payment to a former collaboration partner during the second quarter of 2017. Research and development expenses for the nine months ended September 30, 2018 included an increase in personnel costs due to increased research and development headcount from 39 employees at September 30, 2017 to 47 employees at September 30, 2018.

General and Administrative Expenses

General and administrative expenses increased $1.5 million, or 17%, from $8.7 million for the nine months ended September 30, 2017 to $10.2 million for the nine months ended September 30, 2018. The increase was primarily due to an increase of $1.7 million in personnel costs due to an increase in headcount to support the growth of our operations, an increase of $0.3 million in consulting and contract labor expenses and an increase of $0.2 million in franchise and other business taxes, partially offset by a $0.6 million decrease in legal expenses and a $0.2 million decrease in accounting fees.

Interest Income

Interest income increased $1.3 million, or 275%, from $0.5 million for the nine months ended September 30, 2017 to $1.8 million for the nine months ended September 30, 2018. The increase was due primarily to the investment of the $50.0 million upfront payment from Janssen during the third quarter of 2017 and funds from sales of our common stock during the fourth quarter of 2017 and third quarter of 2018.

Liquidity and Capital Resources

As of September 30, 2018, we had $138.5 million of cash, cash equivalents and available-for-sale securities and an accumulated deficit of $126.6 million. Our operations have been financed by net proceeds from the sale of shares of our capital stock and revenue from the Janssen License and Collaboration Agreement. During the third quarter of 2017 we became eligible for and received a non-refundable, upfront cash payment of $50.0 million from Janssen.

In September 2017, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (File No. 333-220314), effective as of October 5, 2017, as amended, which permits the offering, issuance, and sale by us of up to a maximum aggregate offering price of $200.0 million of our common stock.  Up to a maximum of $50.0 million of the maximum aggregate offering price of $200.0 million may be issued and sold pursuant to an at-the-market financing facility under a Sales Agreement. We pay up to 3% of gross proceeds for any common stock sold through the Sales Agreement. We sold 103,500 shares of our common stock pursuant to the Sales Agreement during the three and six months ended September 30, 2018 for net proceeds of $1.1 million. As of September 30, 2018, $48.8 million of common stock remained available for sale under the ATM financing facility.

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

On August 6, 2018, we entered into a Securities Purchase Agreement with the Investors, pursuant to which we sold an aggregate of 2,750,000 shares of our  common stock at a price of $8.00 per share, for aggregate gross proceeds of approximately $22.0 million, before deducting offering expenses payable by us. In a concurrent private placement, we agreed to issue the Investors Warrants to purchase an aggregate of 2,750,000 shares of our common stock. Each Warrant is exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of our common stock have an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of our common stock have an exercise price of $15.00 per share. The exercise price and number of Warrant Shares are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the warrants will be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, we granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. As of September 30, 2018, none of the warrants have been exercised.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
Cash provided by (used in) operating activities	$(39,812)	$18,021
Cash provided by (used in) investing activities	(2,336)	10,621
Cash provided by financing activities	23,636	492

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2018 was $39.8 million, consisting of our net loss of $25.1 million and a net change of $20.3 million in net operating assets, partially offset by non-cash charges of $5.6 million. The change in net operating assets and liabilities was due primarily to a net decrease of $23.8 million in deferred revenue related to the Janssen License and Collaboration Agreement and an increase of $2.8 million in receivable from collaboration partner,  partially offset by an increase of $3.6 million in accounts payable, an increase of $1.2 million in accrued expenses and other payables, an increase of $0.8 million in payable to collaboration partner and a decrease of $0.5 million in prepaid expenses and other current assets. Non-cash charges were primarily comprised of $4.9 million of stock-based compensation, $0.4 million of depreciation and amortization and $0.3 million of net amortization of premium on available-for-sale securities.

Cash provided by operating activities for the nine months ended September 30, 2017 was $18.0 million, consisting a net change of $48.1 million in net operating assets and liabilities and non-cash charges of $3.8 million, partially offset by our net loss of $33.9 million. The change in net operating assets and liabilities was due primarily to an increase of $41.7 million in deferred revenue related to the Janssen License and Collaboration Agreement, an increase of $4.4 million in accounts payable and accrued expenses related primarily to an increase in research and development activities and other general and administrative professional services, a decrease of $1.5 million in the receivable related to the Australian research and development tax incentive receivable and a decrease of $1.0 million in prepaid expenses and other assets, partially offset by a decrease of $0.5 million in receivable from collaboration partner. Non-cash charges were primarily comprised of $3.1 million of stock-based compensation, $0.5 million of net amortization of premium on available-for-sale securities and $0.3 million of depreciation and amortization.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2018 was $2.3 million, consisting of purchases of available-for-sale securities of $51.9 million and purchases of property and equipment of $0.4 million, partially offset by proceeds from maturities of available-for-sale securities of $50.0 million.

Cash provided by investing activities for the nine months ended September 30, 2017 was $11.1 million, consisting of proceeds from maturities of available-for-sale securities of $39.8 million, partially offset by purchases of available-for-sale securities of $28.2 million and purchases of property and equipment of $0.6 million. Purchases of property and equipment related primarily to purchases of scientific equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2018 was $23.6 million, consisting of $21.7 million of net proceeds from issuance of our common stock and warrants in a private placement, $1.0 million of net proceeds from sales through our ATM financing facility and $0.9 million from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan.

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

Contractual Obligations and Other Commitments

During the nine months ended September 30, 2018, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10‑K for the year ended December 31, 2017 filed with the SEC on March 7, 2018.

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

We had $138.5 million and $155.5 million in cash, cash equivalents and available-for-sale securities at September  30, 2018 and December 31, 2017, respectively. Cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Available-for-sale securities consist of corporate bonds, commercial paper and government bonds. Short-term available-for-sale securities have maturities of greater than three months but no longer than 365 days as of the balance sheet date. Long-term available-for-sale securities have maturities of 365 days or longer as of the balance sheet date. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been material. We had no outstanding debt as of September 30, 2018.

Approximately $1.5 million and $1.2 million of our cash balance was located in Australia at September 30, 2018 and December 31, 2017, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results of operations.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September  30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.*

We have incurred significant operating losses since our inception. As of September 30, 2018, we have incurred cumulative losses of $126.6 million, and our net loss for the three month and nine months ended September 30, 2018 was  $8.7 million and $25.1 million, respectively. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development, including clinical development activities under our exclusive license and collaboration agreement (the “Janssen License and Collaboration Agreement”) with Janssen Biotech, Inc., a Pennsylvania corporation (“Janssen”), and as a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approvals for, our peptide-based product candidates.

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

We are an early clinical-stage biopharmaceutical company with no approved products and no historical product revenue, which makes it difficult to assess our future prospects and financial results.*

We are an early clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. Our operations to date have been limited to developing our technology, undertaking pre-clinical studies and early stage clinical trials of our pipeline candidates, PTG-100, PTG-200 and PTG-300, and conducting research to identify additional product candidates. We successfully filed Clinical Trial Notifications in Australia to support our completed Phase 1 clinical trials of PTG-100, PTG-200 and PTG-300. We successfully filed a U.S. Investigational New Drug (“IND”) application, and regulatory submissions in other countries as well, to support our global Phase 2 study of PTG-100 in ulcerative colitis (“UC”), however in March 2018 we announced that we were discontinuing this Phase 2 study following a planned interim futility analysis by an independent Data Monitoring Committee (“DMC”). The interim data revealed an unusually high placebo rate of clinical remission that led to a futility decision and discontinuation of the trial. In August 2018, we announced that an independent, blinded re-read of endoscopies from the study had demonstrated signs of clinical efficacy. A human error in the initial endoscopy reads by the original vendor which was characterized by an unusually high placebo effect led to the original futile outcome reported in March 2018. If the re-read of endoscopy results had been utilized for the interim futility analysis, the trial would have continued. In addition, a pre-specified blinded histopathology analysis of colon biopsies from the trial indicated high rates of histologic remission which supported the observations of clinical remission and endoscopy responses for PTG-100. The totality of the data from the Phase 2 study provides first evidence of safety and clinical efficacy and supports further development of PTG-100. We also successfully filed a U.S. IND application to support the initiation of a Phase 2 clinical trial of PTG-300 in beta-thalassemia.

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

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all.*

Our operations have consumed substantial amounts of cash since inception. We conducted Phase 1 clinical trial of PTG-100, PTG-200 and PTG-300 in healthy volunteers and we initiated a global Phase 2 clinical trial of PTG-100 in patients with moderate-to-severe UC.  In March 2018, we announced that we were discontinuing the global Phase 2 clinical trial of PTG-100 for the treatment of moderate-to-severe UC. In August 2018, we announced that an independent, blinded re-read of endoscopies from the study had demonstrated signs of clinical efficacy. A human error in the initial endoscopy reads by the original vendor which was characterized by an unusually high placebo effect led to the original futile outcome reported in March 2018. If the re-read of endoscopy results had been utilized for the interim futility analysis, the trial would have continued. In addition, a pre-specified blinded histopathology analysis of colon biopsies from the trial indicated high rates of histologic remission which supported the observations of clinical remission and endoscopy responses for PTG-100. The totality of the data from the Phase 2 study provides first evidence of safety and clinical efficacy and supports further development of PTG-100.

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

As of September 30, 2018, we had cash, cash equivalents and available-for-sale securities of $138.5 million. Based upon our current operating plan and expected expenditures, we believe that our existing cash, cash equivalents, and available-for-sale securities will be sufficient to fund our operations for at least the next 12 months. Our existing capital resources will not be sufficient to enable us to initiate any pivotal clinical trials. Accordingly, we expect that we will need to raise substantial additional funds in the future in order to complete clinical development or commercialize any of our product candidates. Our funding requirements and the timing of our need for additional capital are subject to change based on a number of factors, including:

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

We may seek additional funding through a combination of equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. For example, on August 6, 2018 we entered into a stock purchase agreement with investors including BVF Partners L.P. and their affiliates pursuant to which we agreed to sell an aggregate of 2,750,000 shares of our common stock at a price of $8.00 per share for gross proceeds of $22.0 million. In a concurrent private placement, we issued warrants to purchase an aggregate of 2,750,000 shares of our common stock. The exercise of some or all of the warrants will dilute the ownership interests of existing stockholders and any sales in the public market of the common stock issuable upon such exercise could adversely affect prevailing market prices of our common stock. To the extent that we raise additional capital through the sale of equity securities, including sales of up to $50.0 million worth of shares of our common stock pursuant to our Sales Agreement with Cantor Fitzgerald & Co. (the “Sales Agreement”), or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness and/or the issuance of certain equity securities could result in fixed payment obligations and could also result in certain additional restrictive covenants, such as limitations on our ability to incur debt and/or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations and/or licensing arrangements in order to raise capital, we may be required to accept unfavorable terms, including relinquishing or licensing to a third party on unfavorable terms our rights to our proprietary technology platform or peptide-based product candidates that we otherwise would seek to develop or commercialize ourselves or potentially reserve for future potential arrangements when we might be able to achieve more favorable terms.

Risks Related to Our Business and Industry

We are heavily dependent on the success of our lead product candidates, PTG-100, PTG-200 and PTG-300, which are in early-stage clinical development, and if any of these products fail to receive regulatory approval or are not successfully commercialized, our business would be adversely affected.*

We currently have no product candidates that are in registrational or pivotal clinical trials or are approved for commercial sale, and we may never be able to develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our lead product candidates, PTG-100 and PTG-200 targeting inflammatory bowel disease (“IBD”) and PTG-300 which targets anemia associated with certain rare blood disorders, and the development of other product candidates. We cannot be certain that PTG-100, PTG-200, PTG-300 or any other product candidates will receive regulatory approval or, if approved, be successfully commercialized. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of PTG-100, PTG-200, and PTG-300 will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, each of which has differing regulations. In addition, even if approved, our pricing and reimbursement will be subject to further review and discussions with payors. We are not permitted to market any product candidate in the United States until after approval of a new drug application (“NDA”) from the FDA, or in any foreign countries until after approval of a marketing application by corresponding regulatory authorities. We completed a Phase 1 clinical trial for PTG-100 in June 2016 and initiated a global Phase 2 clinical trial of PTG-100 in patients with moderate to severe UC. In March 2018, we announced that we were discontinuing the global Phase 2 clinical trial for the treatment of moderate-to-severe UC. The interim data revealed an unusually high placebo rate of clinical remission that led to a futility decision and discontinuation of the trial. In August 2018, we announced that an independent, blinded re-read of endoscopies from the study had demonstrated signs of clinical efficacy. A human error in the initial endoscopy reads by the original vendor which was characterized by an unusually high placebo effect led to the original futile outcome reported in March 2018. If the re-read of endoscopy results had been utilized for the interim futility analysis, the trial would have continued. In addition, a pre-specified blinded histopathology analysis of colon biopsies from the trial indicated high rates of histologic remission which supported the observations of clinical remission and endoscopy responses for PTG-100. The totality of the data from the Phase 2 study provides first evidence of safety and clinical efficacy and supports further development of PTG-100. We also completed Phase 1 clinical trials for PTG-300 in December 2017 and PTG-200 in the third quarter of 2018. We will need to conduct larger, more extensive clinical trials in the target patient populations to support a potential application for regulatory approval by the FDA or corresponding regulatory authorities, and we do not expect to be in a position to do so for the near term. We may not receive any preferential or expedited review of any application for regulatory approval by virtue of the fact that our product candidates target biological pathways that are also targeted by currently marketed injectable antibody drugs, and our product candidates will be subject to the regulatory review processes applicable to completely new drugs.

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

Our peptide-based product candidates will require additional research, clinical development, manufacturing activities, regulatory approval in multiple jurisdictions (if regulatory approval can be obtained at all), securing sources of commercial manufacturing supply and building of or partnering with a commercial organization. We cannot assure you that our clinical trials for PTG-100, PTG-200 or PTG-300 will be initiated or completed in a timely manner or successfully, or at all. Further we cannot be certain that we plan to advance any other peptide-based product candidates into clinical trials. Moreover, any delay or setback in the development of any product candidate, in particular PTG-100, PTG-200, or PTG-300, would be expected to adversely affect our business and cause our stock price to fall. For example, the announcement of the discontinuation of the global Phase 2 clinical trial of PTG-100 for the treatment of moderate-to-severe UC due to the interim analysis meeting the futility criterion on the primary endpoint of clinical remission significantly depressed our stock price.

If Janssen does not elect to continue the development of PTG-200 through an Opt-In Election, our business and business prospects would be significantly harmed.

Under the terms of the Janssen License and Collaboration Agreement, Janssen is not obligated to make any additional payments to us as we have already received the upfront payment that was due in the third quarter of 2017 pursuant to the terms of the Janssen License and Collaboration Agreement, until such time as it affirmatively elects to continue to advance the development of PTG-200 (the “First Opt-In Election”) within a period of time following completion date of the Phase 1 studies and the Phase 2a portion of the CD Phase 2 clinical trial and any related activities set forth in a clinical development plan (“Phase 2a Activities”). The timing of Janssen’s First Opt-In Election and whether Janssen elects to continue further clinical development of PTG-200 also affects the timing and availability of potential future milestone and royalty payments, if any. If the Phase 2a Activities are terminated early, suspended for an extended period of time, or are otherwise unsuccessful, Janssen may determine not to elect to continue further clinical development of PTG-200, in which case, the Janssen License and Collaboration Agreement would terminate and our business and business prospects would be materially adversely affected.

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

Our business and future profitability is substantially dependent on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize our most advanced peptide-based product candidates, PTG-100, which was in a global Phase 2 trial that was halted in March 2018, PTG-300, which completed a Phase 1 clinical trial in December 2017, and PTG-200, which is in a Phase 1 clinical trial.  In August 2018, we announced that an independent, blinded re-read of endoscopies from the study had demonstrated signs of clinical efficacy. A human error in the initial endoscopy reads by the original vendor which was characterized by an unusually high placebo effect led to the original futile outcome reported in March 2018. If the re-read of endoscopy results had been utilized for the interim futility analysis, the trial would have continued. In addition, a pre-specified blinded histopathology analysis of colon biopsies from the trial indicated high rates of histologic remission which supported the observations of clinical remission and endoscopy responses for PTG-100. The totality of the data from the Phase 2 study provides first evidence of safety and clinical efficacy and supports further development of PTG-100.

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

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Clinical failure can occur at any stage of clinical development.*

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. The results of pre-clinical studies and early clinical trials of our product candidates and studies and trials of other products may not be predictive of the results of later-stage clinical trials. In addition to our planned pre-clinical studies and clinical trials, we expect to have to complete at least two large scale, well-controlled clinical trials to demonstrate substantial evidence of efficacy and safety for each product candidate we intend to commercialize. Further, given the patient populations for which we are developing therapeutics, we expect to have to evaluate long-term exposure to establish the safety of our therapeutics in a chronic dose setting. We initiated a Phase 2 clinical trial, which we halted in March 2018, and have never conducted a Phase 3 clinical trial or submitted an NDA, and as a result, we have no history or track record to rely on when entering these phases of the development cycle. In August 2018, we announced that an independent, blinded re-read of endoscopies from the study had demonstrated signs of clinical efficacy. A human error in the initial endoscopy reads by the original vendor which was characterized by an unusually high placebo effect led to the original futile outcome reported in March 2018. If the re-read of endoscopy results had been utilized for the interim futility analysis, the trial would have continued. In addition, a pre-specified blinded histopathology analysis of colon biopsies from the trial indicated high rates of histologic remission which supported the observations of clinical remission and endoscopy responses for PTG-100. The totality of the data from the Phase 2 study provides first evidence of safety and clinical efficacy and supports further development of PTG-100. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. Clinical trial failures may result from a multitude of factors including, but not limited to, flaws in trial design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety and/or efficacy traits of the product candidate. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or pre-clinical studies.

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

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.*

We may encounter delays in enrolling, be unable to enroll or maintain, a sufficient number of patients to complete any of our clinical trials. Patient enrollment and retention in clinical trials is a significant factor in the timing of clinical trials and depends on many factors, including the size and nature of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical trial sites and the eligibility criteria for the clinical trial. There are a significant number of global clinical trials in UC that are currently ongoing, especially in Phases 2 and 3, making it highly competitive and challenging to recruit subjects.  More broadly, we are aware of a number of therapies that are commercialized or are being developed for IBD and we expect to face competition from these investigational drugs or approved drugs for potential subjects in our clinical trials, which may delay the pace of enrollment in our planned clinical trials. Furthermore, any negative results we may report in clinical trials of our product candidates, such as the halting of our Phase 2 clinical trial of PTG-100 for the treatment of moderate-to-severe UC due to futility that was subsequently confirmed to be due to human error in endoscopy reads by the original vendor, may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible.

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

Pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate advantages in efficacy, convenience, tolerability or safety in order to overcome price competition and to be commercially successful. If our competitors succeed in obtaining FDA, EMA or other regulatory approval or discovering, developing and commercializing drugs before we do, there would be a material adverse impact on the future prospects for our product candidates and business.

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

We may need to expand the size of our organization, and we may experience difficulties in managing this growth.*

As of September 30, 2018, we had 62 full-time employees, including 47 employees engaged in research and development. As our development and commercialization plans and strategies develop and continue to operate as a public company, we expect to need additional managerial, operational, scientific, sales, marketing, development, regulatory, manufacturing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

Many of our employees and consultants, including our senior management and our scientific founders, have been employed or retained at universities or by other biotechnology or pharmaceutical companies, including potential competitors. Some of our employees and consultants, including each member of our senior management and each of our scientific founders, executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment or retention. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees,  consultants or independent contractors have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s or consultant’s former or other employer. We are not aware of any threatened or pending claims related to these matters or concerning the agreements with our senior management or scientific founders, but in the future litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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
•

actual or anticipated results in our clinical trials or those of our competitors, such as the initial announcement of the halting of our Phase 2 clinical trial of PTG-100 for the treatment of moderate-to-severe UC in March 2018;

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

Volatility in our share price could subject us to securities class action litigation.*

Securities class action litigations have often been brought against companies following a decline in the market price of their securities, such as the decline we experienced in March 2018 upon the initial announcement of the halting of our Phase 2 clinical trial of PTG-100 for the treatment of moderate-to-severe UC due to futility, which was subsequently identified as resulting from human error by the CRO. This risk is especially relevant for us because pharmaceutical companies have experienced significant share price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Future sales of our common stock may depress our share price.*

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. At September 30, 2018, we had a total of 24,138,102 shares of common stock outstanding, notwithstanding any potential exercises of outstanding options and issuance of shares under the employee stock purchase plan.

If additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Any sales of securities by our stockholders could have an adverse effect on the trading price of our common stock. In addition, in the future we may issue common stock or other securities, including sales of up to $50.0 million worth of shares of our common stock pursuant to our sales agreement with Cantor Fitzgerald & Co. (the “Sales Agreement”).  The number of shares of our new common stock issued in connection with raising additional capital could constitute a material portion of our then outstanding common stock.

If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, including sales of up to $50.0 million worth of shares of our common stock pursuant to the Sales Agreement, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

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

Recent Sales of Unregistered Securities

None.

Repurchases of Shares or of Company Equity Securities

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8‑K	001‑3785237852	3.1	8/16/2016
3.2	Amended and Restated Bylaws	S‑1/A	333‑212476	3.2	8/1/2016
4.1	Specimen stock certificate evidencing the shares of common stock	S‑1/A	333‑212476	4.1	8/1/2016
4.2	Amended and Restated Investor Rights Agreement, by and among Protagonist Therapeutics, Inc. and the stockholders named therein, dated July 10, 2015.	S‑1/A	333‑212476	4.2	8/1/2016
4.3	Form of Class A Common Stock Purchase Warrant	8-K	001-37852	4.1	8/7/2018
4.4	Form of Class B Common Stock Purchase Warrant	8-K	001-37852	4.2	8/7/2018
10.1	Registration Rights Agreement, by and among Protagonist Therapeutics, Inc. and certain parties identified on the signature pages thereto, dated August 8, 2018.	8-K	001-37852	4.3	8/7/2018
10.2	Securities Purchase Agreement, by and among Protagonist Therapeutics, Inc. and certain purchasers identified on the signature pages thereto, dated August 6, 2018.	S-3	333-227216	10.1	9/7/2018
31.1+	Certification of Chief Executive Officer required by Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer required by Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

PROTAGONIST THERAPEUTICS, INC.

Date: November 6, 2018	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 6, 2018	By:	/s/ Thomas P. O’Neil
Thomas P. O’Neil
Chief Financial Officer
(Principal Financial and Accounting Officer)