Form 10-K
period 2018-12-31
Protagonist Therapeutics, Inc
filed 2019-03-12
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001‑37852

PROTAGONIST THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0505495
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7707 Gateway Boulevard, Suite 140 Newark, California 94560	(510) 474-0170
(Address, including zip code, of registrant’s principal executive offices)	(Telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.00001 par value	The Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K.   Yes  ☐    No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $96.0 million as of June 30, 2018, based upon the closing sale price on The Nasdaq Global Market reported on June 30, 2018. Excludes an aggregate of 6,926,690 shares of the registrant’s common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2018, the registrant assumed that a stockholder was an affiliate of the registrant at June 30, 2018 if such stockholder (i) beneficially owned 10% or more of the registrant’s common stock, as determined based on public filings and/or (ii) was an executive officer or director or was affiliated with an executive officer or director of the registrant at June 30, 2018. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

There were 23,347,066 shares of registrant’s Common Stock, par value $0.00001 per share, outstanding as of February 28, 2019.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders, to be filed subsequent to the date hereof with the Securities and Exchange Commission (“SEC”), are incorporated by reference into Part III of this report. Such proxy statement will be filed with the SEC not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

PROTAGONIST THERAPEUTICS, INC.

2018 FORM 10‑K ANNUAL REPORT

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

Item 1.Business.

Overview

We are a clinical-stage biopharmaceutical company developing peptide-based product candidates to address significant unmet medical needs in hematology and gastroenterology.

Figure 1: Our Product Pipeline

In hematology, our most advanced clinical product candidate, PTG-300, is under development for the treatment of certain rare blood disorders characterized by ineffective erythropoiesis, excessive red blood cells or iron overload. PTG-300 is an injectable compound that mimics the effect of the natural hormone hepcidin, but with greater potency, solubility and stability. Hepcidin is a key hormone in regulating iron equilibrium and is critical to the proper development of red blood cells. We are currently developing PTG-300 for the treatment of chronic anemia and iron overload, with an initial focus on beta-thalassemia non-transfusion dependent and transfusion dependent  patients where the primary endpoints are hemoglobin increases and transfusion reductions, respectively. PTG-300 has received an orphan drug designation from the U.S. Food and Drug Administration (“FDA”) and European Union (“EU”) regulatory authorities. The FDA has granted Fast Track designation to PTG-300 for the treatment of beta-thalassemia. In the first quarter of 2019, we began dosing patients in a global Phase 2 study of PTG-300 in beta-thalassemia. We plan to initiate a Phase 2 study in a second indication in the second half of 2019.

In gastroenterology our clinical stage product candidates, PTG-200 and PN-943, are potential first-in-class oral drugs currently in development for inflammatory bowel disease (“IBD”), a GI disease consisting primarily of ulcerative colitis (“UC”) and Crohn’s disease (“CD”), that block biological pathways currently targeted by marketed injectable antibody drugs. Our orally stable peptide approach offers targeted delivery to the gastrointestinal (“GI”) tissue compartment. We believe that, compared to antibody drugs, these product candidates have the potential to provide improved safety due to minimal exposure in the blood, increased convenience and compliance due to oral delivery, and the opportunity for the earlier introduction of targeted therapy. As a result, if approved, they may transform the existing treatment paradigm for IBD.

PTG-200 is a potential first-in-class oral Interleukin-23 receptor (“IL-23R”) antagonist for the treatment of IBD. We have entered into a worldwide license and collaboration agreement with Janssen Biotech, Inc. (“Janssen”), a Johnson & Johnson company, to co-develop and co-detail PTG-200 for all indications, including IBD. See “Item 7. Management’s Discussion and Analysis – Overview” and Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information. In 2018, we completed a Phase 1 clinical study to evaluate the safety, pharmacokinetics and pharmacodynamics of PTG-200 in healthy volunteers. We expect Janssen to file a U.S. Investigational New Drug application (“IND”) for PTG-200 in CD in the first half of 2019.

PN-943, a potential first-in-class oral, alpha-4-beta-7 (“α4β7”) specific integrin antagonist, is currently in a Phase 1 single and multiple ascending dose clinical trial in healthy volunteers to evaluate safety, pharmacokinetics and pharmacodynamics. We developed PN-943 as a more potent oral gut-restricted α4β7 backup compound to PTG-100, our first generation oral gut-restricted α4β7 inhibitor that was being developed for treatment of ulcerative colitis. In March 2018, we announced the discontinuation of a global Phase 2 clinical trial of PTG-100 in patients with moderate to severe UC due to futility following a planned interim analysis by an independent Data Monitoring Committee. In August 2018, we announced that an independent, blinded re-read of endoscopies from the study had demonstrated signals of clinical efficacy. A human error in the initial endoscopy reads by the original vendor which was characterized by an unusually high placebo effect led to the original futile outcome. In addition, a pre-specified blinded histopathology analysis of colon biopsies from the trial indicated dose-dependent high rates of histologic remission which supported the observations of clinical remission and endoscopy responses for PTG-100. During 2018 we replaced PTG-100 with PN-943 as a development candidate for the treatment of IBD based on an assessment of preclinical data from PN-943 suggesting that PN-943 is a more potent compound than PTG-100.

We anticipate reporting top-line results of the PN-943 Phase 1 study in the first half of 2019. After having established preliminary clinical efficacy with PTG-100 in UC patients, the PN-943 Phase 1 study is designed to evaluate potency and target engagement of PN-943 in comparison to the historical Phase 1 data with PTG-100. If this study is successful, we anticipate filing an IND in the second half of 2019 in preparation for initiating a Phase 2 proof-of-concept (“POC”) study in UC in the first half of 2020.

Our clinical development programs are all derived from our proprietary discovery platform. Our platform enables us to engineer novel, structurally constrained peptides that retain key advantages of both oral small molecules and injectable antibody drugs, while overcoming many of their limitations as therapeutic agents. Importantly, constrained peptides can be designed to alleviate the fundamental instability inherent in traditional peptides to allow different delivery forms, such as oral, subcutaneous, intravenous, and rectal.

In addition, we continue to use our peptide technology platform to discover product candidates against targets in disease areas with significant unmet medical needs.

Our Product Candidates

PTG-300

PTG-300 is an injectable hepcidin mimetic. Hepcidin is a natural hormone that regulates iron metabolism. We are developing PTG-300 for the treatment of patients with beta-thalassemia by targeting the chronic anemia that arises from insufficient production and decreased survival of red blood cells known as ineffective erythropoiesis. In diseases of ineffective erythropoiesis, excessive quantities of iron in the bone marrow contribute to oxidative stress and premature cell death causing anemia. In healthy individuals, hepcidin regulates iron levels by inhibiting iron absorption from the GI tract and by limiting macrophage release of iron in the bone marrow. Individuals with beta-thalassemia and myelodysplastic syndromes (“MDS”) can have insufficient hepcidin to maintain appropriate iron levels that result in chronic anemia. Because of stability issues, complexity of synthesis and solubility limitations, direct replacement with native hepcidin is not a practical therapeutic approach. We developed PTG-300 as a stable, soluble, more readily manufactured injectable hepcidin mimetic that could potentially prevent iron toxicity and anemia with chronic sub-cutaneous injections.

We completed a Phase 1 single ascending and repeat dose clinical trial in normal healthy volunteers during the fourth quarter of 2017. In the study, PTG-300 produced dose-dependent increases in blood exposure and was well tolerated, with no serious adverse events or dose-limiting toxicities. The most common adverse event was a transient and self-limited erythema (redness) at the injection site in some subjects which was largely dose-related and absent of pain.   The Phase 1 study demonstrated that PTG-300 induced dose-related reductions in serum iron, which persisted beyond 72 hours at higher dose levels.

PTG-300 has received orphan drug designation from the FDA and EU regulatory authorities, and Fast Track designation from the FDA for the treatment of beta-thalassemia. Fast Track designation is an expedited review to facilitate development of investigational drugs which treat a serious or life-threatening condition and fill an unmet medical need. In 2018, we successfully filed an IND in the United States and related clinical trial applications outside the United States and initiated enrollment in a global Phase 2 single-arm open label study of PTG-300 in patients with beta-thalassemia.

In the first quarter of 2019, we began dosing patients in the Phase 2 study in beta-thalassemia. The primary objectives of this study are to evaluate the safety, tolerability and preliminary efficacy of PTG-300 and identify an appropriate starting dose and titration regimen for registration studies.

We plan to initiate an additional Phase 2 study in a second indication in the second half of 2019.

PTG-200

PTG-200 is a potential first-in-class GI-restricted IL‑23R specific antagonist peptide product candidate for the treatment of IBD. Interleukin‑23 (“IL-23”), a member of the IL‑12 family of pro-inflammatory cytokines, is a protein that regulates inflammatory and immune function and plays a key role in the development of IBD. By blocking the IL‑23 receptor with PTG‑200 in the GI tissue compartment, we hope to improve disease symptoms and reduce bowel wall damage while potentially minimizing the risk of systemic side effects due to its GI-restricted nature. The IL-23 pathway is targeted by the dual IL-12 and IL‑23 antagonist antibody ustekinumab, administered as an infusion and marketed as Stelara‑®, for psoriasis, psoriatic arthritis, and moderate-to-severe CD.

We completed a Phase 1 clinical trial in normal healthy volunteers in the fourth quarter of 2018. This Phase 1 study, conducted in Australia, was a randomized, double-blind, placebo-controlled, single and multiple dose-escalation trial in eighty healthy volunteers. The primary endpoint was safety and tolerability. Secondary endpoints included the identification of the maximally tolerated dose and the evaluation of pharmacokinetic parameters.

We have a worldwide license and collaboration agreement with Janssen to co-develop and co-detail PTG-200 for all indications as described in Item 7. “Management’s Discussion and Analysis – Overview” and Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Together with Janssen, we currently plan to develop PTG-200 for the treatment of moderate-to-severe CD, potentially followed by UC. We  continue to provide compound supply services and expect Janssen to file an IND during the first half of 2019 to support a Phase 2 clinical study in patients with Crohn’s disease.

PTG-100

PTG-100 is our first generation α4β7 inhibitor that shares the same α4β7 integrin target as the injectable antibody drug vedolizumab, marketed as Entyvio®, for the treatment of moderate-to-severe UC and CD. We completed extensive pre-clinical studies of PTG-100 in which we established pharmacological POC, and completed a Phase 1 clinical trial in Australia in 2016. We initiated a global Phase 2 study of PTG-100 in patients with moderate to severe ulcerative colitis. In March 2018, we announced the discontinuation of the Phase 2 clinical trial due to futility following a planned interim analysis by an independent Data Monitoring Committee. The interim data revealed an unusually high placebo rate of clinical remission that led to a futility decision and discontinuation of the trial. A human error in the initial endoscopy reads by the original vendor led to the original futile outcome. In August 2018, we announced that an independent, blinded re-read of endoscopies from the study had demonstrated signals of clinical efficacy. In addition, a pre-specified blinded histopathology analysis of colon biopsies from the trial indicated dose-dependent high rates of histologic remission which supported the observations of clinical remission and endoscopy responses for PTG-100.

PN-943

PN-943 has the potential to be a first-in-class oral, α4β7 antagonist for the treatment of IBD. Based on preclinical data, we believe that PN-943 may be a more potent α4β7 integrin antagonist compound than PTG-100 without sacrificing its other positive attributes, such as selectivity and tolerability. The α4β7 integrin is one of the most GI-specific biological targets for IBD. It is a cell surface protein present on T cells that plays an important role in the trafficking of T cells to the GI tissue compartment by binding to MAdCAM‑1, an extracellular protein that resides mostly in the GI vasculature.

We are leveraging several factors to inform and guide the clinical development of PN-943 for the treatment of IBD. First, PN-943 (as with PTG-100) shares the same α4β7 integrin target as the injectable antibody drug vedolizumab, marketed as Entyvio®, for the treatment of moderate-to-severe UC and CD. Second, we have completed extensive pre-clinical studies of PN-943 in which we established pharmacodynamic target engagement POC, including effects on receptor occupancy, T cell trafficking and mucosal healing in rodents and/or monkeys. Based on preclinical data, we believe that PN-943 may be a more potent α4β7 integrin antagonist compound than PTG-100 without sacrificing its other positive attributes, such as selectivity and tolerability. Third, we are utilizing pharmacodynamic (“PD”) biomarker assays similar to those used with PTG-100 and described in scientific publications with Entyvio® and other antibodies as indicators of target engagement to evaluate POC in our Phase 1 clinical trial with PN-943. These PD data include assessment of receptor occupancy and receptor expression as observed with PTG-100 in a previous Phase 1 healthy volunteer study. We believe that we can leverage the development and regulatory path of Entyvio® and other approved antibody drugs for IBD to help inform the design of our clinical development studies. Finally, we demonstrated that our first generation α4β7 integrin antagonist peptide compound PTG-100 was safe and well-tolerated and showed evidence of clinical activity in the Phase 2 study in UC patients (n=83), which can inform the clinical development of PN-943.

We initiated a Phase 1 single ascending dose (“SAD”) and multiple ascending dose (“MAD”) clinical trial of PN-943 in Australia to evaluate the safety and tolerability, pharmacokinetics (“PK”), and PD-based POC in healthy subjects. We expect to announce results from the Phase 1 clinical trial in the first half of 2019.

Additional Product Candidates

We are currently researching potential oral and injectable peptide-based product candidates for a range of conditions including, but not restricted to, hematology and GI diseases.

Our IBD Solution: Oral, GI-Restricted Peptides as Targeted Therapies

For the IBD targets of interest, the size and nature of our peptides are carefully selected and modified so as to acquire the desired potency and specificity, and also to restrict their presence to the GI tissue compartment when administered orally. These features translate to oral, GI-restricted, selective and potent peptide drug candidates with specific advantages compared to antibody drugs:

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

•

The likelihood of much lower immunogenicity of small stable peptides compared to antibody drugs reduces the risk of loss of response. We believe that anti-drug antibodies are less likely to be elicited against constrained peptides, due to their small size, lack of epitope density, resistance to proteolysis, oral tolerance, and minimal systemic absorption.

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

In chronic GI diseases such as IBD, we believe that our oral, GI-restricted peptide product candidates may offer improved delivery, the potential for improved safety and tolerability, and cost efficiencies that may provide an overall benefit to patients, payors, and physicians.

PTG‑300: AN INJECTABLE HEPCIDIN MIMETIC

PTG-300 was discovered through our peptide technology platform and is being developed as a novel injectable mimetic of the hormone hepcidin to potentially treat chronic anemia due to ineffective erythropoiesis in certain rare blood disorders with an initial focus on beta-thalassemia. In these diseases, excessive quantities of iron in the bone marrow inhibit the production and decrease the survival of red blood cells, causing anemia. In healthy individuals, hepcidin regulates iron levels in the serum and the bone marrow. Because of stability issues, complexity of synthesis and solubility limitations, direct hepcidin replacement is not a practical therapeutic approach. We designed PTG-300 as a stable, soluble, manufacturable hepcidin mimetic that can treat anemia with weekly or less frequent subcutaneous delivery.

Mechanism of Action and Rationale

The molecular target of the hormone hepcidin is the cellular trans-membrane protein ferroportin, which functions as an export channel for intracellular iron in macrophages, liver hepatocytes, and duodenal enterocytes. By binding to the extracellular domain of ferroportin, hepcidin prevents uptake of iron from the duodenal enterocytes and redistributes iron by reducing the export of iron from inside the cells to the systemic circulation. Excessive quantities of iron relative to the lower levels of beta-globin chains in the bone marrow induce ineffective erythropoiesis resulting in anemia. As a hepcidin mimetic, PTG-300 may redistribute iron to the bone marrow macrophages, reduce iron-induced oxidative stress in the bone marrow, and allow for sufficient production of red blood cells. In addition, by limiting the release of iron into the blood, PTG-300 may inhibit the damage caused by excessive absorption of iron by vital organs such as the liver and heart (i.e. secondary iron overload).

Overview of Beta-Thalassemia and Current Therapies

We anticipate our initial clinical indication for PTG-300 will be the treatment of chronic anemia in beta-thalassemia. As a result of the underlying genetic defect in -globin production, beta-thalassemia patients may be severely anemic resulting in the need for lifelong supportive care with regular red blood cell transfusions. Repeated transfusions can cause secondary iron overload in the heart and liver which results in shortened lifespan in patients. In the bone marrow, elevated levels of iron can prevent red blood cells from fully developing, resulting in anemia. In addition, the resulting immature red blood cells can aggregate in the spleen causing organ enlargement that may require surgical removal. In conditions of ineffective erythropoiesis, such as beta-thalassemia and MDS, hepcidin levels are suppressed leading to increases in iron absorption from the GI tract and iron export from macrophages which may be toxic to developing erythrocytes. It has been proposed that agents with hepcidin activity may help correct the iron distribution abnormalities in thalassemia with beneficial effects on erythropoiesis.

Existing treatment options for iron-loading anemia and secondary iron overload are limited. Patients with transfusion-dependent thalassemia (“TDT”) require lifelong regular red blood cell transfusions and general supportive care. Red blood cell transfusions can treat a patient’s anemia but exacerbate the patient’s iron overload and are burdensome. The iron overload caused by transfusions may require treatment with chelating agents, which can have adverse effects. Transfusion and iron chelation therapy have significantly improved the survival of TDT patients over the last few decades. However, these agents work very slowly and have significant kidney and liver toxicity issues. We believe that PTG-300 may be able to restore iron homeostasis in the bone marrow as well as reduce excess circulating iron, improving anemia and thereby reducing or eliminating the need for red blood cell transfusions and related chelation treatments.

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

PTG-300’s Pre-clinical Proof-of-Concept Studies

In pre-clinical studies, we demonstrated that PTG-300 can lower serum iron more effectively than native hepcidin and maintain reduced serum iron levels for at least 24 hours following a single subcutaneous injection (Figure 2). We have also demonstrated that PTG-300 in a dose dependent manner can reduce serum iron in healthy mice, rats, and cyno, thus establishing pre-clinical POC.

Figure 2: Significant Difference Between PTG-300 and Synthetic Hepcidin in Lowering Serum Iron in Healthy Mice

PTG‑300 was also able to address the underlying anemia in a mouse genetic model of beta-thalassemia, as shown most prominently by the significant increase in red blood cell number (“RBC”) and hemoglobin (“HGB”) with the corresponding decrease in reticulocyte content (Figure 3). Consequently, we also observed a significant reduction in the pathological increases in spleen weight (splenomegaly) by addressing the underlying ineffective erythropoiesis. Furthermore, PTG‑300 was effective in reducing the increase in liver iron content. In contrast the oral iron chelator deferiprone (“DFP”) did not correct the anemia or the splenomegaly.

Figure 3: PTG-300 Addresses Ineffective Erythropoiesis in Mouse Beta-thalassemia

PTG-300’s Phase 1 Clinical Trial Overview

We completed a Phase 1 clinical trial in Australia during the fourth quarter of 2017. The Phase 1 randomized, placebo-controlled single ascending- and repeat-dose study was conducted to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of PTG-300 in 62 normal healthy male volunteers.

The Phase 1 study demonstrated that PTG-300 induced dose-related reductions in serum iron, which persisted beyond 72 hours at higher dose levels. These results were consistent with known activities of hepcidin and pre-clinical studies of PTG-300. In the study, PTG-300 produced dose-dependent increases in blood exposure, and was well tolerated, with no serious adverse events or dose-limiting toxicities. The most common adverse event was a transient and self-limited erythema (redness) at the injection site in some subjects which was largely dose-related and absent of pain.  The study provided a pharmacodynamic POC and established a range of doses that could be evaluated in the treatment of beta-thalassemia.

PTG‑300’s Development Program

In 2018, we successfully filed a U.S. IND as well as ex-U.S. clinical trial applications and initiated enrollment in a global Phase 2 single-arm open label study of PTG-300 in patients with non-transfusion dependent and transfusion dependent beta-thalassemia. The primary objectives of this study are to evaluate the safety, tolerability and preliminary efficacy of PTG-300 and identify an appropriate starting dose and titration regimen for registration studies.

In addition to the potential treatment of anemia in rare blood disorders, such as beta-thalassemia and myelodysplastic syndromes, PTG-300 therapy may also have potential benefit in other diseases of iron dysregulation such as hereditary hemochromatosis, polycythemia vera, siderophilic infections, and liver fibrosis and we are evaluating potential development pathways for those indications.

OVERVIEW OF INFLAMMATORY BOWEL DISEASE

Inflammatory bowel disease is a group of chronic autoimmune and inflammatory conditions of the colon and small intestine, consisting primarily of UC and CD. In UC, inflammation may be limited to part of the colon or extend through its entirety. UC is primarily characterized by ulceration of the intestinal surface, accompanied by rectal bleeding and frequent, urgent bowel movements. CD occurs anywhere along the GI tract, commonly affecting the small intestine and the proximal large intestine. CD complications may include strictures and fistula, which penetrate all layers of the intestine. UC is usually diagnosed earlier than CD, due to bleeding symptoms. Patients with CD may initially present with abdominal pain, fatigue and anorexia, which can be misdiagnosed. Both diseases’ peak diagnosis years are in young adulthood and are found about equally in both males and females. Management is lifelong and affects school attendance, graduation rates, childbearing and work productivity. IBD prevalence is increasing worldwide and is correlated with the adoption of western diets and lifestyle, as well as genetic factors (5 to 20% of affected patients have a first degree relative with the disease).

Market Overview

In 2017, GlobalData estimated that the UC market was approximately $5.4 billion across the United States, France, Germany, Italy, Spain, the United Kingdom and Japan (the “7MM”). By the end of 2025, the UC market in the 7MM is expected to reach $6.9 billion. During the same time period, GlobalData estimated that the CD market will grow from $9.0 billion to $13.8 billion. Greater than 84% of UC product sales are from injectable biologic products, including biosimilars. Conventional small molecule therapies, such as aminosalicylates are not effective in CD, therefore once patients are diagnosed, they are even more likely to be treated with biologics than UC patients.

Current Standard of Care in IBD

In the last five years, treatment of IBD has evolved from a focus on successful symptom management to an emphasis on modifying the underlying disease to achieve long-term remission. New technologies and outcome measures have been developed to improve staging definitions and assessments of treatment benefit. Nonetheless, halting or reversing IBD progression has not yet been achieved with any single agent therapy and attaining and maintaining long-term remission in most patients remains an unmet medical need. Across therapeutic classes, 15 to 25% rates of clinical remission represent the current ceiling in patients with moderate-to-severely active disease.

Biosimilar infliximab and other tumor necrosis factor (“TNF”) inhibitors are the first line standard of care in moderate-to-severe IBD. Anti-TNFs bind to and neutralize a central pro-inflammatory cytokine in the gut via systemic immunosuppression. As a result, they can be associated with infection and malignancy risk. Although the magnitude of these risks is relatively low, they are significant for the young IBD population who must continue on lifelong treatment. In addition, more than 10% of patients treated with anti-TNF agents lose response with each year of treatment. In 2014, a novel anti-trafficking mechanism launched with vedolizumab (Entyvio®), which blocks migration of leukocytes into the gut via α4β7 integrins. This mechanism remains the only true “gut selective” approach in the IBD market today, although formulation technologies can limit systemic exposure from oral agents. Five years post-launch Entyvio® has shown an excellent safety profile, although it requires intravenous administration. Entyvio® was followed by the launch of ustekinumab (Stelara®) in CD in 2016, which blocks inflammation produced through the IL-12 and IL-23 pathways, and tofacitinib (Xeljanz®), an oral pan-Janus kinase (JAK) inhibitor was recently approved in UC.

No head-to-head trials comparing the long-term safety and efficacy of the marketed mechanisms of action has been completed, although two are in progress to compare outcomes of anti-integrins and anti-TNFs. The first formal combination trials in IBD were initiated in the last year, adding new mechanisms such as integrin inhibitors or IL-23 inhibitors to anti-TNFs. Most IBD experts now believe that combining treatment classes with additive or synergistic mechanisms of action will be required to attain the disease-modifying effects and lasting remissions documented in other areas of immunology, such as psoriasis or rheumatoid arthritis.

We believe the development of new, potent and targeted oral therapies for IBD may offer safer and more effective treatment options, alone or in combination, for moderate-to-severe IBD patients. In addition, many clinicians continue to advocate for earlier introduction of targeted therapeutics in mild-to-moderate IBD in order to prevent disease progression and irreversible gastrointestinal damage. Our oral, GI-restricted, peptide drugs PN-943 and PTG-200 work on the same specific validated targets as FDA-approved injectable antibodies and have the potential to offer improved safety and compliance and to minimize the risk of immunogenicity associated with antibodies. Taken together, we believe that our product candidates, if approved, have the potential to be used more broadly, including treatment of mild-to-moderate IBD.

PTG‑200: AN ORAL IL‑23R ANTAGONIST

PTG-200 was discovered through our peptide technology platform and is being developed as a potential first-in-class oral, GI-restricted antagonist that binds to the IL‑23R and specifically blocks its interaction with the IL‑23 cytokine. PTG‑200 will be initially studied in patients with moderate-to-severe CD potentially followed by UC and pediatric IBD.

Mechanism of Action and Rationale

IL-23 is a member of the IL‑12 family of cytokines with pro-inflammatory and autoimmune properties. Cytokines are cell signaling proteins that are released by cells and affect the behavior of other cells. Binding of the IL‑23 ligand to the IL‑23R receptor leads to an expression of pro-inflammatory cytokines involved in the mucosal autocrine cascade that is an important pathway of many inflammatory diseases, including IBD. Furthermore, genetic analyses of IBD patients have implicated IL‑23R mutations as a risk factor associated with susceptibility to IBD. The antagonist infused antibody drug ustekinumab (marketed as ‑Stelara® for psoriasis, psoriatic arthritis, and moderate-to-severe CD) is a p40 antagonist antibody that inhibits both the IL-23 and IL-12 pathways. Next-generation IBD antibody drugs, such as guselkumab, target the p19 subunit of the IL‑23 ligand and are specific to the IL-23 pathway, which is believed to be an important driver of local IBD pathology, while not blockading the IL‑12 pathway. IL‑12 is believed to be important in immune surveillance against the development of infections and malignancies.

We believe that the oral, GI-restricted nature of PTG-200 may allow PTG‑200 to be a potent inhibitor of the IL‑23 pathway for the treatment of IBD. By targeting IL‑23R with our GI-restricted oral IL‑23R antagonist PTG-200, we believe PTG‑200 may restore proper immune function in the GI tissue compartment where there is active disease while minimizing the risk of systemic side effects. Several key cell types that reside in gut-associated lymphoid tissue (“GALT”), including T cells, innate lymphoid cells, and natural killer cells, increase their expression of IL-23R during the progression of IBD. Therefore, the high concentrations of PTG‑200 in GALT will facilitate access and binding to IL‑23R expressed in the same tissue.

PTG‑200’s Pre-Clinical Proof-of-Concept Studies

PTG-200 potently inhibited binding of IL‑23 to the IL‑23 receptor in several biochemical (“ELISA”) and cell (transformed and primary) signaling assays in a subnanomolar to low nanomolar concentration range sufficient to inhibit 50% of binding. PTG‑200 exhibited greater than a 50,000‑fold selectivity against other structurally similar receptors (IL-12Rb1 and IL‑6R) thereby potentially reducing the risk of off target interactions. In total, these drug properties provide evidence to characterize PTG-200 as a potential first-in-class orally stable IL‑23R-specific antagonist.

In PK studies in rats and cyno, PTG-200 was GI-restricted with less than 0.5% oral systemic bioavailability in plasma or urine and principal exposure in the small intestine, colon, and feces. Similar results were observed in cyno.

We have also completed pre-clinical POC studies in rat 2, 4, 6-trinitrobenzenesulfonic acid (“TNBS”) colitis models demonstrating that oral delivery of PTG‑200 and other prototype antagonists significantly improved disease outcomes, such as reducing body weight loss, reducing the increased colon weight/length ratio, and reducing the increased colon macroscopic score which is comprised of assessments of colon adhesions, strictures, ulcers, and wall thickness in a dose dependent manner (Figure 4). Furthermore, PTG-200 was found to reduce the increased histopathology summary score, which is comprised of assessments of mucosal and transmural inflammation, gland loss, and erosion parameters. Finally, PTG-200 was able to reduce the expression of the pro-inflammatory IL‑23 induced cytokines in the colon and the IBD disease biomarker lipocalin (“LCN2”) in the serum and feces.

Figure 4: PTG‑200 Reduces Pathology in Rat TNBS-Induced Colitis

The efficacy of oral PTG-200 seen in this IBD model was comparable to that of a positive control antibody against the rat IL‑23p19 subunit which was injected and therefore present in the systemic blood compartment. This allows us to define the efficacious dose range in rats (approximately 28‑61 mg/kg per day) with potential translation to the efficacious dose in humans.

PTG-200’s Pre-Clinical Safety Studies

In pre-clinical safety and toxicity studies in rats and cyno, PTG-200 was well-tolerated with no adverse events at the highest dose levels tested.

Clinical Development Plans

In November 2018, we announced the completion of a Phase 1 clinical trial of PTG-200 in 80 normal healthy volunteers. Results of the randomized, double-blind, placebo-controlled, single- and multiple-dose escalation study demonstrated that administration of PTG-200 was well-tolerated. No serious adverse events or dose-limiting toxicities were observed. The pharmacokinetic and pharmacodynamic parameters were consistent with the gastrointestinal-restricted design of PTG-200. We are developing PTG-200 in collaboration with Janssen. We  continue to provide compound supply services and expect Janssen to file an IND during the first half of 2019 to support a Phase 2 clinical study in patients with Crohn’s disease. See “Item 7. Management’s Discussion and Analysis – Overview” and Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

PN-943: AN ORAL α4β7 INTEGRIN ANTAGONIST

PN-943 was discovered through our peptide technology platform and is being developed as a potential first-in-class oral, GI-restricted α4β7 integrin-specific antagonist initially for patients with moderate-to-severe UC. Based on preclinical data, we believe that PN-943 may be a more potent α4β7 integrin antagonist compound than PTG-100 without sacrificing its other positive attributes, such as selectivity and tolerability.

Mechanism of Action and Rationale

Integrins, such as α4β7, are transmembrane proteins that regulate cellular movement into extravascular tissue and play an important role in modulating the inflammatory reaction in the gut. The α4β7 integrin is expressed on the surface of T cells, immune cells that help defend against foreign and potentially harmful substances that enter the body. The development of UC is driven by the migration of α4β7 T cells into the GI tissue compartment and their subsequent activation within the GI tissue compartment. The entry of α4β7 T cells into the GI tissue compartment is facilitated by the protein-protein interactions (“PPI”) between the α4β7 integrin and its corresponding ligand, MAdCAM‑1, which is primarily expressed in the GI tissue compartment. Hence, the binding of α4β7 to MAdCAM‑1 can be categorized as a GI-specific interaction and has been identified as an IBD-specific targeted therapeutic approach. By blocking the binding of α4β7 integrin to MAdCAM‑1, PN-943 may prevent T cells from entering the GI tissue compartment, thereby reducing the inflammation that leads to the clinical manifestations and long-term implications of UC.

α4β7 for IBD is targeted by FDA-approved Entyvio® (vedolizumab), which has demonstrated safety and efficacy in patients with moderate-to-severe UC and CD. Since PN-943 targets the same biological pathway as Entyvio®, we are utilizing similar PD-based POC in our pre-clinical studies and Phase 1 clinical trial to inform and guide our Phase 2 development program. We sourced these PD biomarker assays from public scientific publications and do not maintain any contractual arrangement providing access to this information with the makers of these marketed products.

Translating PN-943’s Pre-Clinical POC to Clinical POC

We established a potentially efficacious dose range of PN-943 in mice by demonstrating similar pharmacologic activity between oral PN-943 and the first-generation antagonist, PTG‑100, and an injectable α4β7 antibody in mouse models of IBD. Concurrently, we employed a complementary pharmacodynamics approach for establishing a potentially efficacious human dose range and early POC. This involved specific blood PD response markers that reflect α4β7 integrin target engagement of PN-943 in the GI tissue compartment and then establishing a correlation of those PD measurements with efficacy responses in mouse colitis models. Target engagement is a critical feature for demonstrating that PN-943 can reach its intended target, thus leading to the inhibition of T cell trafficking into the GI tissue compartment. Our PD markers were monitored in mice and cyno and are being similarly evaluated in normal healthy volunteers in our Phase 1 clinical trial. These blood PD responses in pre-clinical studies have demonstrated that PN-943 engaged its intended α4β7 target and combined with PD data from the Phase 1 trial will help guide dosing for our Phase 2 UC trial.

PN-943’s Pre-Clinical Proof-of-Concept Studies

Pre-clinical studies have demonstrated that PN-943 is a potent and highly selective α4β7 antagonist with minimal systemic absorption. Rodent colitis models have further demonstrated that PN-943 can inhibit T cell trafficking in the gut similar to the actions of the first generation α4β7 antagonist, PTG-100, and the mouse α4β7 antagonist antibody.

PN-943 potently inhibited binding of α4β7 to MAdCAM‑1 in several human biochemical enzyme-linked immunosorbent assays (“ELISA”) and cell adhesion (transformed and primary cells) assays in a low nanomolar concentration range sufficient to inhibit 50% of binding (“IC50”) comparable to vedolizumab (Figure 5). PN-943 exhibited greater than a 50,000-fold selectivity against other structurally similar integrins, α4β1 and αLβ2, in cell adhesion assays which is comparable to the selectivity of vedolizumab (Figure 5). PN-943 was stable in in vitro assays simulating the GI tissue compartment, such as the small intestine and gastric stomach, with half-lives exceeding 12 hours and in human liver microsomes suggesting strong oral stability and the potential for once daily dosing in humans. PN-943 did not affect the growth of and was not metabolized by common members of the human intestinal microflora. In total, these drug properties provide evidence to characterize PN-943 as a potential first-in-class orally stable α4β7‑specific antagonist. Furthermore, these drug properties allowed us to demonstrate POC in animal colitis studies.

Figure 5: PN-943: More Potent Than PTG-100

Non-clinical metabolism and PK studies demonstrated that much greater amounts of PN-943 as measured by the maximum concentration (“Cmax”) as a percentage of total drug amount dosed orally, were present in the GI compartments, such as the small intestine, colon and feces compared to the systemic plasma and urine compartments of mice, rats and cyno, thus confirming its GI-restricted properties. Further, PN-943 has an oral systemic bioavailability of less than 0.5%.

We designed rodent colitis studies similar to those used for antibody drugs targeting this pathway to specifically monitor pre-clinical blood PD responses to PTG-100 and PN-943, specifically receptor occupancy (“RO”) increases reflecting target engagement (Figure 6) and receptor expression (“RE”) decreases reflecting subsequent pharmacologic activity. In addition, we measured increases in T cell numbers in the blood as a surrogate of T cell trafficking to and from the GI tissue compartment as affected by PTG-100 and PN-943 treatments (Figure 6). Under inflammatory conditions in the GI tissue compartment PN-943 showed similar responses to PTG-100 at 3-fold lower dose. Further treatment benefit was demonstrated through analysis for colon and mucosal damage which are characteristics of UC in humans.

Figure 6: PN-943: Similar RO% and T Cell Trafficking at Lower Doses

Establishing Blood Pharmacodynamic Readouts of Target Engagement

We have used pre-clinical blood PD response markers that reflect target engagement in the GI tissue compartment and correlate with efficacy responses in mouse colitis studies to guide our dosing in human studies. Furthermore, we believe these pre-clinical blood PD responses, specifically receptor occupancy (“RO”) increases reflecting target engagement and receptor expression (“RE”) decreases reflecting subsequent pharmacologic activity, can be compared to the PD responses we observed in our Phase 1 clinical trial in healthy volunteers and ultimately can help to guide the dosing for evaluating clinical benefit in UC patients in the Phase 2 clinical trial. In the mouse colitis model, RO and RE were correlated with in vivo efficacy that can be extrapolated to the blood RO and RE observed in healthy mice and cyno. These PD markers from mice and cyno have specifically demonstrated increases in RO that peak at approximately 4 hours following a single dose and multiple doses and decreases in RE after multiple doses in healthy mice and colitis mice. In translating the pre-clinical observations into a clinical setting, we will focus on evaluating dose- and time-dependent trends in RO and RE in our Phase 1 clinical trial that can be benchmarked to the animal data to give us greater confidence in progressing PN-943 in clinical trials. Emphasis is placed on trends and not on absolute numbers owing to differences in GI transit times in different species and absence of absolute scaling methods from animals to humans for GI-restricted drugs.

PN-943’s Non-GLP and GLP Safety Pharmacology and Toxicology Studies

To date, all toxicology and safety pharmacology studies have not identified any safety issues. Good Laboratory Practices (“GLP”) toxicology studies in rats and cyno over 28 days of dosing showed that PN-943 was well-tolerated at all dose levels with no dose-limiting toxicities. No adverse effects were seen in either rat or cyno studies at all doses tested. Standard safety pharmacology and genotoxicity studies were similarly negative. We are initiating 12 week GLP toxicology studies to support our anticipated Phase 2 program.

PN-943’s Phase 1 Clinical Trial Overview

Following the submission and approval of a Clinical Trial Notification (“CTN”), we initiated a Phase 1 randomized, double-blind, placebo-controlled clinical trial of PN-943 in normal healthy male volunteers in Australia.

The Phase 1 SAD and MAD components are being conducted with a solution-based liquid formulation. In addition to determining the safety and tolerability and PK of PN-943, the SAD and MAD components of the trial will evaluate PD-based POC through the assessment of α4β7 receptor occupancy and α4β7 target expression that indicate target engagement on peripheral blood memory T cells similar to what was done in the pre-clinical studies and in the Phase 1 trial with PTG-100. In both the SAD and MAD portions of the clinical trial, dose escalation will proceed from 100 mg up to the planned 1,400 mg dose level.

OUR PEPTIDE TECHNOLOGY PLATFORM

Our proprietary technology platform has been successfully applied to a diverse set of biological targets that has led to several pre-clinical and clinical-stage peptide-based new chemical entities, including our clinical-stage product candidates, for a variety of clinical indications. Our platform is comprised of a series of tools and methods, including a combination of molecular design, phage display, oral stability, medicinal chemistry, and in vivo pharmacology approaches.

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

Medicinal peptide chemistry

We have significant expertise in optimizing potency, selectivity, oral stability and exposure of constrained peptides using a combination of peptide-cyclization, natural and unnatural amino acids, and various conjugation and acylation techniques. With respect to PTG-300, hit discovery and optimization relies exclusively on medicinal chemistry, with no phage display, to develop potent and selective injectable candidates with enhanced exposure in blood. For other targets, such as the discovery of PN-943 and PTG‑200, phage display is tightly coupled to medicinal chemistry and oral stability techniques to develop potent, selective and oral molecules that are GI-restricted.

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

Research Collaboration and License Agreement with Zealand Pharma A/S

In June 2012, we entered into a Research Collaboration and License Agreement with Zealand Pharma A/S (“Zealand”) to identify, optimize and develop novel DRPs to discover a hepcidin mimetic. We amended this agreement on February 28, 2014, at which point Protagonist assumed responsibility for the development program. See “Item 7. Management’s Discussion and Analysis – Contractual Obligations and Other Commitments” and Note 6 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

We believe our principal competition in the treatment of chronic iron overload disorders such as beta-thalassemia will be luspatercept (Acceleron/Celgene-BMS) and La Jolla Pharmaceutical’s LJPC-401, a synthetic human hepcidin.  Although gene therapy is potentially curative for beta-thalassemia, we believe that Bluebird Bio’s LentiGlobin will have limited application due to safety risks associated with its required “pre-conditioning” regimen, which is similar to allogeneic hematopoietic stem cell transplantation. Hematopoietic stem cell transplantation is infrequently utilized in beta-thalassemia due to its risk benefit profile in a younger patient population. Luspatercept and LentiGlobin are in Phase 3 development for beta-thalassemia and MDS and LJPC-401 is in Phase 2 studies for beta-thalassemia and hereditary hemochromatosis.

There are currently no approved oral peptide-based α4β7 or IL‑23R products for IBD. We believe our principal competition in the treatment of IBD will come from companies with injectable agents in the anti-integrin class that are or will be approved by 2028, including:

•	Takeda’s Vedolizumab (Entyvio®) IV and SC (IV approved, SC Phase 3);
•	Roche’s Etrolizumab SC (Phase 3); and
•	Shire’s SHP-647 SC (Phase 3; divested as part of the Takeda acquisition of Shire - buyer to be determined).

In addition, oral agents with novel mechanisms of action are approved or in development, and may be approved for UC and/or CD prior to the launch of PTG-200 and PN-943. These include JAK inhibitors, pan-JAK tofacitinib (Xeljanz) recently approved in UC and next-generation JAK1 inhibitors filgotinib and upadacitinib, as well as S1P inhibitors, ozanimod and etrasimod. The anti-IL-23 antibodies are also demonstrating positive data in IBD. Our product, PTG-200, will compete as the only oral IL-23 receptor antagonist.

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

Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing the valid enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products and methods of manufacturing the same. For more information, please see “Item 1A. Risk Factors—Risks Related to Our Intellectual Property.”

We have eleven issued patents and numerous patent applications related to our clinical-stage product candidates and possess substantial know-how and trade secrets relating to the development and commercialization of peptide based therapeutic products. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to, for example, peptide-based therapeutic compositions, methods of using these peptide-based therapeutic compositions to treat or prevent disease, methods of manufacturing peptide-based therapeutic compositions, and other proprietary technologies and processes related to our lead product development candidates. Specifically, our patents and patent applications are directed to compositions of α4β7 integrin peptides, IL-23R antagonist peptides, and hepcidin and enkephalin mimetics peptides, as well as methods of synthesizing and using these peptides to treat inflammatory disorders. Applications are currently pending in the United States and other major jurisdictions, including Australia, Canada, China, Japan, and Europe. We expect our patents and patent applications, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from October 2033 to February 2039 (worldwide, excluding possible patent term extensions).

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

The term of a patent that covers an FDA approved drug may also be eligible for patent term extension, which permits patent term restoration of a U.S. patent as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Moreover, a patent can only be extended once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. When possible, we expect to apply for patent term extensions for patents covering our product candidates and their methods of use.

Trade Secrets

We rely on trade secrets to protect certain aspects of our technology, particularly in relation to our technology platform. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For more information, please see “Item 1A. Risk Factors—Risks Related to Our Intellectual Property.”

Manufacturing

We contract with third parties for the manufacturing of all of our product candidates for pre-clinical, clinical studies and eventually for commercial supplies, and intend to continue to do so in the future. We do not own or operate any manufacturing facilities and we have no plans to build any owned clinical or commercial scale manufacturing capabilities. We believe that the use of contract manufacturing organization (“CMOs”) eliminates the need for us to directly invest in manufacturing facilities, equipment and additional staff. Although we rely on contract manufacturers, our personnel and consultants have extensive manufacturing and quality control experience overseeing CMOs. We regularly consider second source or back-up manufacturers for both active pharmaceutical ingredient and drug product manufacturing. To date, our third-party manufacturers have met the manufacturing requirements for the product candidates. We expect third-party manufacturers to be capable of providing needed quantities of our product candidates to meet anticipated full-scale commercial demands, but we have not assessed these capabilities beyond the supply of clinical materials to date. We currently engage CMOs on a “fee for services” basis based on our current development plans. We plan to identify CMOs and enter into longer term contracts or commitments as we move our product candidates into Phase 3 clinical trials. We believe there are alternate sources of manufacturing that have been and could be engaged and enabled to satisfy our clinical and commercial requirements, however we cannot guarantee that identifying and establishing alternative relationships with such sources will be successful, cost effective, or completed on a timely basis without significant delay in the development or commercialization of our product candidates.

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
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices (“cGMP”) requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

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

The FDA also may require submission of a risk evaluation and mitigation strategy (“REMS”) plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

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

In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan exclusivity, which means the FDA may not approve any other application to market the same product for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer with orphan exclusivity is unable to assure sufficient quantities of the approved orphan designated product. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity.

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

Coverage and Reimbursement

Sales of our product candidates, if approved, will depend, in part, on the extent to which the cost of such products will be covered and adequately reimbursed by third-party payors, such as government healthcare programs, commercial insurance and managed health care organizations. These third-party payors are increasingly limiting coverage and/or reducing reimbursements for medical products and services by challenging the prices and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-

party payors do not consider our products to be cost-effective compared to other therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

There is no uniform policy requirement for coverage and reimbursement for drug products among third-party payors in the United States. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The coverage determination process can be a time-consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained or applied consistently. Even if reimbursement is provided, market acceptance of our products may be adversely affected if the amount of payment for our products proves to be unprofitable for health care providers or less profitable than alternative treatments, or if administrative burdens make our products less desirable to use.

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

The requirements for conducting clinical trials in Australia, where we conduct Phase 1 trials for our product candidates, are as follows:

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

•	receipt of written advice from the TGA regarding the application; and
•	receipt of approval for the conduct of the trial from an ethics committee and the institution at which the trial will be conducted.

In each case, it is required that:

•	adequate and well-controlled clinical trials demonstrate the quality, safety and efficacy of the therapeutic product;
•	evidence is compiled which demonstrates that the manufacture of the therapeutic drug product complies with the principles of cGMP;
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

Employees

As of December 31, 2018, we had 64 full-time employees, 49 of whom were in research and development, of which three hold an M.D. and 18 hold Ph.D. degrees. The remaining 15 employees worked in finance, business development, human resources and administrative support, of which three hold a Ph.D. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Risks Related to Clinical Development

We are an early clinical-stage biopharmaceutical company with no approved products and no historical product revenue, which makes it difficult to assess our future prospects and financial results.

We are an early clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. Our operations to date have been limited to developing our technology, undertaking pre-clinical studies and early stage clinical trials of our pipeline candidates and conducting research to identify additional product candidates.

As an early clinical-stage company, we have not yet demonstrated an ability to generate product revenue or successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields such as biopharmaceutical drug discovery and development. Consequently, the ability to accurately assess our future operating results or business prospects is significantly more limited than if we had a longer operating history or approved products on the market.

We expect that our financial condition and operating results will fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control, including, but not limited to:

•	the clinical outcomes from the continued development of our product candidates;
•	potential side effects of our product candidates that could delay, prevent further development or approval or cause an approved drug to be taken off the market;
•

our ability to obtain, as well as the timeliness of obtaining, additional funding to develop and potentially manufacture and commercialize our product candidates, including payments, if any, under the Janssen License and Collaboration Agreement;

•	competition from existing products directed against the same biological target or therapeutic indications of our product candidates as well as new products that may receive marketing approval;
•	the entry of generic or biosimilar versions of products that compete with our product candidates;
•	the timing of regulatory review and approval of our product candidates;
•	market acceptance of our product candidates that receive regulatory approval, if any;
•	our ability to establish an effective sales and marketing infrastructure directly or through collaborations with third parties;
•	the ability of patients or healthcare providers to obtain coverage or sufficient reimbursement for our products;

•

the ability of third party manufacturers to manufacture in accordance with current good manufacturing practices (“cGMP”) our product candidates, conduct clinical trials with good clinical practices (“GCP”) and, if approved, for successful commercialization;

•

our ability as well as the ability of any third-party collaborators, to obtain, maintain and protect intellectual property rights covering our product candidates and technologies, and our ability to develop, manufacture and commercialize our product candidates without infringing on the intellectual property rights of others;

•	our ability to add infrastructure and manage adequately our future growth;
•	our ability to raise additional funds and/or enter into collaboration agreements to allow us to continue to fund our operations; and
•	our ability to attract and retain key personnel with appropriate expertise and experience to manage our business effectively.

Accordingly, the likelihood of our success must be evaluated in light of many potential challenges and variables associated with an early clinical-stage biopharmaceutical company, many of which are outside of our control, and past results, including operating or financial results, should not be relied on as an indication of future results.

We are heavily dependent on the success of our product candidates in early-stage clinical development, and if any of these products fail to receive regulatory approval or are not successfully commercialized, our business would be adversely affected.

We currently have no product candidates that are in registrational or pivotal clinical trials or are approved for commercial sale, and we may never be able to develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our current product candidates and the development of other product candidates. We cannot be certain that our product candidates will receive regulatory approval or, if approved, be successfully commercialized. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of our product candidates will remain subject to extensive regulation by the U.S. Food and Drug Administration (“FDA”) and other regulatory authorities in the United States and other countries, each of which has differing regulations. In addition, even if approved, our pricing and reimbursement will be subject to further review and discussions with payors. We are not permitted to market any product candidate in the United States until after approval of a new drug application (“NDA”) from the FDA, or in any foreign countries until after approval of a marketing application by corresponding regulatory authorities. We will need to conduct larger, more extensive clinical trials in the target patient populations to support a potential application for regulatory approval by the FDA or corresponding regulatory authorities, and we do not expect to be in a position to do so for the near term. We may not receive any preferential or expedited review of any application for regulatory approval by virtue of the fact that our product candidates target biological pathways that are also targeted by currently marketed injectable antibody drugs, and our product candidates will be subject to the regulatory review processes applicable to completely new drugs.

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

Our product candidates will require additional research, clinical development, manufacturing activities, regulatory approval in multiple jurisdictions (if regulatory approval can be obtained at all), securing sources of commercial manufacturing supply and building of or partnering with a commercial organization. We cannot assure you that our clinical trials for our product candidates will be initiated or completed in a timely manner or successfully, or at all. Further we cannot be certain that we plan to advance any other peptide-based product candidates into clinical trials. Moreover, any delay or setback in the development of any product candidate would be expected to adversely affect our business and cause our stock price to fall. For example, the announcement of the premature discontinuation of the global Phase 2 clinical trial of PTG-100 for the treatment of moderate-to-severe UC in March 2018 due to the interim analysis meeting futility criteria on the primary endpoint of clinical remission (that was subsequently confirmed to be due to human error in endoscopy reads by the original vendor) significantly depressed our stock price.

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Clinical failure can occur at any stage of clinical development.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. The results of pre-clinical studies and early clinical trials of our product candidates and studies and trials of other products may not be predictive of the results of later-stage clinical trials. In addition to our planned pre-clinical studies and clinical trials, we expect to have to complete at least two large scale, well-controlled clinical trials to demonstrate substantial evidence of efficacy and safety for each product candidate we intend to commercialize. Further, given the patient populations for which we are developing therapeutics, we expect to have to evaluate long-term exposure to establish the safety of our therapeutics in a chronic dose setting. We initiated a Phase 2 clinical trial in PTG-100, which we  prematurely discontinued, and have never conducted a Phase 3 clinical trial or submitted an NDA, and as a result, we have no history or track record to rely on when entering these phases of the development cycle. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. Clinical trial failures may result from a multitude of factors including, but not limited to, flaws in trial design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety and/or efficacy traits of the product candidate. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or pre-clinical studies.

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

We could encounter delays if a clinical trial is modified, suspended or terminated by us, by the IRBs or ECs of the institutions in which such clinical trials are being conducted, by a Data Safety Monitoring Board, for such trial or by the FDA or other regulatory authorities. Such authorities may impose a modification, suspension or termination due to a number of factors. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed and our ability to generate product revenue from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

We may encounter delays in enrolling, be unable to enroll or maintain, a sufficient number of patients to complete any of our clinical trials. Patient enrollment and retention in clinical trials is a significant factor in the timing of clinical trials and depends on many factors, including the size and nature of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical trial sites and the eligibility criteria for the clinical trial. There are a significant number of global clinical trials in

IBD that are currently ongoing, especially in Phases 2 and 3, making it highly competitive and challenging to recruit subjects. More broadly, we are aware of a number of therapies that are commercialized or are being developed for IBD and we expect to face competition from these investigational drugs or approved drugs for potential subjects in our clinical trials, which may delay the pace of enrollment in our planned clinical trials. Furthermore, any negative results we may report in clinical trials of our product candidates, such as the premature termination of our Phase 2 clinical trial of PTG-100 for the treatment of moderate-to-severe UC, may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible.

All of our peptide-based product candidates other than PTG-300, PTG-200 and PN-943 are in research or pre-clinical development and have not entered into clinical trials. If we are unable to develop, test and commercialize our peptide-based product candidates, our business will be adversely affected.

As part of our strategy, we seek to discover, develop and commercialize a portfolio of new peptide-based product candidates in addition to PTG-300, PTG-200, and PN-943. Research programs to identify appropriate biological targets pathways and product candidates require substantial scientific, technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons.

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

Undesirable side effects that may be caused by our product candidates or caused by similar approved drugs or product candidates in development by other companies, could cause us, an independent data monitoring committee or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or adverse events related to our product candidates. In such an event, our clinical trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of our product candidates for any or all targeted indications. In addition, drug-related side effects could negatively affect patient recruitment or the ability of enrolled patients to complete the trial and even if our clinical trials are completed and our product candidate is approved, drug-related side effects could restrict the label or result in potential product liability claims. Any of these occurrences could significantly harm our business, financial condition and prospects significantly.

Moreover, since our product candidates PTG-200 and PN-943 have been developed for indications for which injectable antibody drugs have been approved, we expect that our clinical trials would need to show a risk/benefit profile that is competitive with those existing products and product candidates in order to obtain regulatory approval or, if approved, a product label that is favorable for commercialization.

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

Because we have limited financial and managerial resources, we have focused on research programs and product candidates mainly on the development of PTG-300 for treatment of anemia associated with certain rare blood disorders and the discovery and development of PTG-200 and PN-943, GI-restricted drugs that target the same biological pathways as currently marketed injectable antibody drugs for the treatment of IBD,. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration partnerships, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.

We have incurred significant operating losses since our inception. Our net loss for the years ended December 31, 2018 and 2017 was $38.9 million and $37.0 million, respectively. As of December 31, 2018, we had an accumulated deficit of $140.5 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development, including clinical development activities under our exclusive license and collaboration agreement (the “Janssen License and Collaboration Agreement”) with Janssen Biotech, Inc., a Pennsylvania corporation (“Janssen”), and as a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approvals for, our peptide-based product candidates.

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

Our operations have consumed substantial amounts of cash since inception. Developing pharmaceutical product candidates, including conducting pre-clinical studies and clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and, if we are successful, to commercialize any of our current product candidates. If the FDA or any foreign regulatory agency, such as the European Medicines Agency (“EMA”), requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of any of our product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect, and any delay resulting from such further or repeat studies or trials could also result in the need for additional financing.

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

As of December 31, 2018, we had cash, cash equivalents and available-for-sale securities of $128.9 million. Based upon our current operating plan and expected expenditures, we believe that our existing cash, cash equivalents, and available-for-sale securities will be sufficient to fund our operations for at least the next 12 months. Our existing capital resources will not be sufficient to enable us to initiate any pivotal clinical trials. Accordingly, we expect that we will need to raise substantial additional funds in the future in order to complete clinical development or commercialize any of our product candidates. Our funding requirements and the timing of our need for additional capital are subject to change based on a number of factors, including:

•	the rate of progress and the cost of our studies of our product candidates;
•	the number of product candidates that we intend to develop using our technology platform;
•	the costs of research and pre-clinical studies to support the advancement of other product candidates into clinical development;
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

•	changes or delays in our and/or Janssen’s development plans for PTG-200;
•	the costs of preparing to manufacture our product candidates on a scale sufficient to enable large-scale clinical trials and commercial supply;
•	the timing and cost of transitioning our product formulations into the formulations we intend to use in registration trials and commercialize;
•	the costs of commercialization activities if any current or future product candidate is approved, including the formation of a sales force;
•	Janssen’s ability to successfully market and sell PTG-200, upon regulatory approval and clearance, in the United States and other countries;
•	the timing, receipt and amount of royalties under the Janssen License and Collaboration Agreement on worldwide net sales of PTG-200, upon regulatory approval and clearance, if any;
•	the sales price and availability of coverage and adequate third-party reimbursement for our product candidates that may receive regulatory approval, if any;
•	the degree and rate of market acceptance of any products launched by us or our partners;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our need and ability to hire and retain existing and additional personnel;
•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and
•	the emergence of competing technologies or other adverse market developments.

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

Risks Related to Our Reliance on Third Parties

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

The occurrence of these events may cause Janssen to abandon their development of PTG-200 entirely and terminate the Janssen License and Collaboration Agreement. Any termination of the Janssen License and Collaboration Agreement by Janssen would have a material adverse effect on our results of operations, financial condition, business prospects and the future of PTG-200.

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

We may not be successful in obtaining or maintaining development and commercialization collaborations, any collaboration arrangements we enter into in the future may not be successful, and any potential partner may not devote sufficient resources to the development or commercialization of our product candidates or may otherwise fail in development or commercialization efforts, which could adversely affect our ability to develop certain of our product candidates and our financial condition and operating results.

Other than our Janssen License and Collaboration Agreement, we have no active collaborations for any of our product candidates. Even if we are able to establish other collaboration arrangements, any such collaboration, including the Janssen License and Collaboration Agreement, may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and growth prospects. While we currently plan to enter into collaborations that are limited to certain identified territories, there can be no assurance that we would maintain significant rights or control of future development and commercialization of such product candidate. Accordingly, if we collaborate with a third party for development and commercialization of a product candidate, we may relinquish some or all of the control over the future success of that product candidate to the third party, and that partner may not devote sufficient resources to the development or commercialization of our product candidate or may otherwise fail in development or commercialization efforts, in which event the development and commercialization of the product candidate in the collaboration could be delayed or terminated and our business could be substantially harmed. We will face, to the extent that we decide to enter into collaboration arrangements, significant competition in seeking appropriate collaborators. In addition, the terms of any potential collaboration or other arrangement that we may establish may not be favorable to us or may not be perceived as favorable, which may negatively impact the price of our common stock. In some cases, we may be responsible for continuing development of a product candidate or research program under a collaboration, and the payments we receive from our partner may be insufficient to cover the cost of this development or may result in a dispute between the parties. Moreover, collaborations and sales and marketing arrangements are complex and time consuming to negotiate, document and implement, and they may require substantial resources to maintain, which may be detrimental to the development of our other product candidates.

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

Our clinical trials must be conducted with product manufactured under cGMP and for Europe and other major regions, International Council for Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use (“ICH”) guidelines, and we rely on contract manufactures to manufacture and provide product for us that meet these requirements. We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our pre-clinical and clinical drug supplies and we lack the resources and the capability to manufacture any of our peptide-based product candidates on a clinical or commercial scale. We expect to continue to depend on contract manufacturers for the foreseeable future. As we proceed with the development and potential commercialization of our product candidates, we will need to increase the scale at which the drug is manufactured which will require the development of new manufacturing processes to potentially reduce the cost of goods. We will rely on our internal process research and development efforts and those of contract manufacturers to develop the GMP manufacturing processes required for cost-effective and large scale production. If these efforts are not successful in developing cost-effective processes and if the contract manufacturers are not successful in converting it to commercial scale manufacturing, then our development and/or commercialization of our product candidates could be materially adversely affected. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Moreover, our contract manufacturers are the sole source of supply for our clinical product candidates. If we were to experience an unexpected loss of supply for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or termination of our clinical study and planned development program, or be required to restart or repeat, any ongoing clinical trials.

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

Risks Related to Regulatory Approval

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

Our business and future profitability is substantially dependent on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize our peptide-based product candidates. We are not permitted to market or promote any of our peptide-based product candidates before we receive regulatory approval from the FDA, the EMA or any other foreign regulatory authority, and we may never receive such regulatory approval for any of our peptide-based product candidates. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. Approval policies, regulations and the types and amount of clinical and manufacturing data necessary to gain approval may change during the course of clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we have in development or may seek to develop in the future will ever obtain regulatory approval.

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

The lengthy regulatory approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our current product candidates, or any other product candidate, which would harm our business, results of operations and prospects significantly.

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

We may fail to obtain orphan drug designations from the FDA and/or EU for our product candidates, as applicable, and even if we obtain such designations, we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

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

PTG-300 has received orphan drug designation for the treatment of patients with beta-thalassemia from the FDA and EU. Despite this designation, we may be unable to maintain the benefits associated with orphan drug designation status, including market exclusivity. We may not be the first to obtain regulatory approval of a product candidate for the beta-thalassemia or any other orphan-designated indication that we may pursue due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the orphan-designated disease or condition. Further, even if we obtain orphan drug designation exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may receive and be approved for the same condition, and only the first applicant to receive approval will receive the benefits of marketing exclusivity. Even after an orphan-designated product is approved, the FDA can subsequently approve a later drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our product candidates, we may never receive such designations.

Risks Related to Commercialization of our Product Candidates

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

Pursuant to the Janssen License and Collaboration Agreement, we have an option, which, if PTG-200 is approved for commercial sale, allows us to elect to provide up to 30% of the PTG-200 selling effort in the United States with sales force personnel (the “Co-Detailing Option”). While the Janssen License and Collaboration Agreement includes the material terms of our Co-Detailing Option, Janssen and we mutually agreed to negotiate a separate agreement specifying the detailed activities and responsibilities in respect of the marketing and co-promotion of PTG-200 following our election to exercise our Co-Detailing Option. We will need to negotiate this separate agreement with Janssen and, as a result, Janssen may place restrictions or additional obligations on us, including financial obligations. Any restrictions or additional obligations may restrict our co-detailing activities or involve more significant financial or other obligations than we currently anticipate. In addition, we have no sales experience as a company. There are risks involved with establishing our own sales force capabilities. Developing an internal sales force and function will require substantial expenditures and will be time-consuming, may expose us to unforeseen costs and expenses, and we may not be able to effectively recruit, train or retain sales personnel. Accordingly, we may be unable to establish our own sales force which could effectively preclude our ability to take any advantage of participating in co-detailing PTG-200 in the United States. In addition, any sales force we establish may not be effective, or may be less effective than the any sales force that Janssen utilizes to promote PTG-200. In such event, the commercialization of PTG-200 may be adversely affected, which could materially and adversely affect any sales milestone payments or royalties we may receive under the Janssen License and Collaboration Agreement.

Even if our product candidates receive marketing approval, they may fail to achieve market acceptance by physicians, patients, government payors (including Medicare and Medicaid programs), private insurers, and other third-party payors, or others in the medical community necessary for commercial success.

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, government payors, other third-party payors and other healthcare providers. If any of our approved products fail to achieve an adequate level of acceptance, we may not generate significant revenue to become profitable. The degree of market acceptance, if approved for commercial sale, will depend on a number of factors, including but not limited to:

•	the efficacy and potential advantages compared to alternative treatments;
•	effectiveness of sales and marketing efforts;
•	the cost of treatment in relation to alternative treatments;
•	our ability to offer our product candidates for sale at competitive prices;
•	the convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the willingness of the medical community to offer customers our product candidates in addition to or in the place of current injectable therapies;
•	the strength of marketing and distribution support;
•	the availability of government and third-party coverage and adequate reimbursement;
•	the prevalence and severity of any side effects; and
•	any restrictions on the use of our product candidates together with other medications.

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

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the current administration to repeal or replace certain aspects of the ACA. Since January 2017, the President has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, the President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated fees under the ACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider other legislation to repeal or replace other elements of the ACA.

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

Risks Related to Our Business and Industry

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

Our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical and regulatory personnel. We are highly dependent on our existing senior management team, especially Dinesh V. Patel, Ph.D., our President and Chief Executive Officer, David Y. Liu, Ph.D., our Chief Scientific Officer and Head of Research and Development, Richard S. Shames, M.D., our Chief Medical Officer and Samuel Saks, M.D., our Chief Development Officer. In order to induce valuable employees to continue their employment with us, we have provided stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to maintain retention incentives or counteract more lucrative offers from other companies. All of our employees may terminate their employment with us at any time, with or without notice. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements would harm our research and development efforts, our collaboration efforts, as well as our business, financial condition and prospects. Our success also depends on our ability to continue to attract, retain and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing and management training and skills.

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

As of December 31, 2018, we had 64 full-time employees, including 49 employees engaged in research and development. As our development and commercialization plans and strategies develop and continue to operate as a public company, we expect to need additional managerial, operational, scientific, sales, marketing, development, regulatory, manufacturing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available however the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from generic medications. For example, our granted U.S. patents covering PTG-100 and PTG-200 expire in 2035, and our granted U.S. patent covering PTG-300 expires in 2034. In addition, although upon issuance in the United States the life of a patent can be increased based on certain delays caused by the U.S. Patent and Trademark Office (the “PTO”), this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. Further, if we encounter delays in our clinical trials or in gaining regulatory approval, the period of time during which we could market any of our product candidates under patent protection, if approved, would be reduced.

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

Proceedings to enforce our patent rights and other intellectual property rights in foreign jurisdictions, regardless of whether successful, would result in substantial costs and divert our efforts and attention from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our product candidates. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate, which may have an adverse effect on our ability to successfully commercialize our product candidates in all of our expected significant foreign markets.

Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing. Also, if our trade secrets are disclosed in a foreign jurisdiction, competitors worldwide could have access to our proprietary information and we may be without satisfactory recourse. Such disclosure could have a material adverse effect on our business. If, in the future, we obtain licenses from third parties, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications or to maintain any patents, covering technology that we license from third parties. We may also require the cooperation of our licensors to enforce any licensed patent rights, and such cooperation may not be provided. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Moreover, if we do obtain necessary licenses, we will likely have obligations under those licenses, and any failure to satisfy those obligations could give our licensor the right to terminate the license. Termination of a necessary license could have a material adverse impact on our business.

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

Intellectual property disputes could cause us to spend substantial resources and distract our personnel from their normal responsibilities. Litigation or other legal proceedings relating to intellectual property claims, with or without merit, are unpredictable and generally expensive and time-consuming and, even if resolved in our favor, are likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating or from successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

We may not be successful in obtaining or maintaining necessary rights to protect our product candidates through acquisitions and in-licenses. We may find that our programs require the use of proprietary rights held by third parties or the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license compositions, methods of use, processes or other third party intellectual property rights from third parties we identify as necessary for our product candidates. The licensing and acquisition of third party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources or and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment. Even if we are able to obtain a license to intellectual property of interest, we may not be able to secure exclusive rights, in which case others could use the same rights and compete with us.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. At December 31, 2018, we had a total of 23,187,219 shares of common stock outstanding, notwithstanding any potential exercises of outstanding options and issuance of shares under the employee stock purchase plan.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, on August 6, 2018 we entered into a stock purchase agreement with investors including BVF Partners L.P., and their affiliates, pursuant to which we agreed to sell an aggregate of 2,750,000 shares of our common stock at a price of $8.00 per share for gross proceeds of $22.0 million. In a concurrent private placement, we issued warrants to purchase an aggregate of 2,750,000 shares of our common stock. The exercise of some or all of the warrants will dilute the ownership interests of existing stockholders and any sales in the public market of the common stock issuable upon such exercise could adversely affect prevailing market prices of our common stock. To the extent that we raise additional capital through the sale of equity securities, including sales of up to $50.0 million worth of shares of our common stock pursuant to our Sales Agreement with Cantor Fitzgerald & Co. (the “Sales Agreement”), or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

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

We have incurred substantial losses during our history. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Based on a review of our equity transactions since inception, we believe a portion of our net operating loss carryforwards and credit carryforwards may be limited due to certain of our equity financing transactions. We may experience ownership changes in the future or subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2018, we had federal net operating loss carryforwards of approximately $109.1 million that could be limited if we have experienced, or if in the future we experience, an ownership change, which could have an adverse effect on our future results of operations.

We may have additional tax liabilities.

Our effective income tax rate in the future could be adversely affected by a number of factors, including: interpretations of existing tax laws, changes in tax laws and rates, future levels of research and development expenditures, changes in the valuation of deferred tax assets and liabilities, our ability to use some or all of our accumulated net operating losses, changes in accounting standards and other items. The impact of our income tax provision resulting from these items may be significant and could have a negative impact on our net operating results. We are also subject to non-income based taxes, such as payroll, sales, use, property, and goods and services taxes in the United States. We may have additional exposure to non-income based tax liabilities.

We are regularly subject to audits by tax authorities in the jurisdictions in which we conduct business. Although we believe our tax positions are reasonable, the final outcome of tax audits and related litigation could be materially different than that reflected in our historical income tax provisions and accruals, and we could be subject to assessments of additional taxes and/or substantial fines or penalties. The resolution of any audits or litigation could have an adverse effect on our financial position and results of operations. We and our subsidiary are engaged in intercompany transactions,  the terms and conditions of which may be scrutinized by tax authorities, which could result in additional tax and/or penalties becoming due.

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

On September 26, 2017, Medical Diagnostic Laboratories, LLC (“MDL”) filed a lawsuit for alleged infringement of U.S. Patent No. 8,946,150 (“the ’150 patent”) by Protagonist’s polypeptide PTG-200 (the “Complaint”). We have licensed PTG-200 to Janssen Biotech, Inc. for clinical development. On December 1, 2017, we filed a motion to dismiss the case, urging that all of our activities, as described in the Complaint, fall within the safe harbor of 35 U.S.C. 271(e)(1) – precluding infringement for FDA-research related activities. On February 7, 2018, our motion to dismiss the case was granted by the U.S. District Court for the Northern District of California (“the Court”). The Court dismissed the case without prejudice to MDL to filing an amended complaint by March 9, 2018. MDL declined to file an amended complaint. On March 14, 2018, the Court issued a judgement ending the case in our favor. The deadline for filing an appeal has lapsed and MDL did not appeal the Court’s decision.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The Nasdaq Global Market on August 11, 2016 and trades under the symbol “PTGX.” Prior to such time, there was no public market for our common stock.

Stockholders

As of the close of business on February 28, 2019, there were 6 stockholders of record of our common stock. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, or corporations, or other entities identified in security listings maintained by depositories.

Dividend Policy

We have never declared or paid any cash dividends. We currently expect to retain all future earnings, if any, for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

Performance Graph

The following is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing we make under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing. The graph below matches shows the cumulative total stockholder return assuming the investment on the date specified in each of our common stock, the Nasdaq Composite Index, the Nasdaq Biotechnology Index, and the Nasdaq Pharmaceutical Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from August 11, 2016 to December 31, 2018.

Sale of Unregistered Securities

None.

Repurchases of Shares or of Company Equity Securities

None.

Item 6.Selected Financial Data

The following selected consolidated statement of operations data for the years ended December 31, 2018,  2017, and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated statement of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data at December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements which are not included in this report. The data set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in this Annual Report on Form 10‑K to fully understand factors that may affect the comparability of the information presented below:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except for share and per share data)
Consolidated Statement of Operations Data:
License and collaboration revenue - related party	$30,925	$20,063	$—	$—	$—
Operating expenses:
Research and development	59,497	46,181	25,705	11,831	7,459
General and administrative	13,697	11,779	6,961	2,963	1,860
Total operating expenses	73,194	57,960	32,666	14,794	9,319
Loss from operations	(42,269)	(37,897)	(32,666)	(14,794)	(9,319)
Interest income	2,546	940	242	19	16
Change in fair value of redeemable convertible preferred stock tranche and warrant liabilities	—	—	(4,719)	(83)	(1,769)
Other expense	—	—	(34)	—	—
Loss before income tax benefit	(39,723)	(36,957)	(37,177)	(14,858)	(11,072)
Income tax benefit	799	—	—	—	—
Net loss	$(38,924)	$(36,957)	$(37,177)	$(14,858)	$(11,072)
Net loss attributable to common stockholders	$(38,924)	$(36,957)	$(37,735)	$(14,933)	$(11,218)
Net loss per share attributable to common stockholders, basic and diluted	$(1.74)	$(2.09)	$(5.80)	$(59.32)	$(49.38)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	22,364,515	17,694,505	6,501,796	251,717	227,197

	December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$128,853	$155,459	$87,749	$11,923	$9,324
Working capital	111,345	108,392	76,809	11,080	8,563
Total assets	139,472	163,734	93,990	14,845	10,328
Deferred revenue - related party	8,223	31,752	—	—	—
Redeemable convertible preferred stock tranche liability	—	—	—	1,643	—
Redeemable convertible preferred stock warrant liability	—	—	—	480	1,023
Redeemable convertible preferred stock	—	—	—	36,996	20,576
Accumulated deficit	(140,474)	(101,550)	(64,593)	(27,416)	(12,558)
Total stockholders’ equity (deficit)	112,515	120,632	87,555	(27,400)	(12,621)

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

Overview

We are a clinical-stage biopharmaceutical company developing peptide-based product candidates to address significant unmet medical needs in hematology and gastroenterology.

In hematology, our most advanced clinical product candidate, PTG-300, is under development for the treatment of certain rare blood disorders characterized by ineffective erythropoiesis, excessive red blood cells or iron overload. PTG-300 is an injectable compound that mimics the effect of the natural hormone hepcidin, but with greater potency, solubility and stability. Hepcidin is a key hormone in regulating iron equilibrium and is critical to the proper development of red blood cells. We are currently developing PTG-300 for the treatment of chronic anemia and iron overload, with an initial focus on beta-thalassemia non-transfusion dependent and transfusion dependent  patients where the primary endpoints are hemoglobin increases and transfusion reductions, respectively. PTG-300 has received an orphan drug designation from the U.S. Food and Drug Administration (“FDA”) and European Union (“EU”) regulatory authorities. The FDA has granted Fast Track designation to PTG-300 for the treatment of beta-thalassemia. In the first quarter of 2019, we began dosing patients in a global Phase 2 study of PTG-300 in beta-thalassemia. We plan to initiate a Phase 2 study in a second indication in the second half of 2019.

In gastroenterology our clinical stage product candidates, PTG-200 and PN-943, are potential first-in-class oral drugs currently in development for inflammatory bowel disease (“IBD”), a GI disease consisting primarily of ulcerative colitis (“UC”) and Crohn’s disease (“CD”), that block biological pathways currently targeted by marketed injectable antibody drugs. Our orally stable peptide approach offers targeted delivery to the gastrointestinal (“GI”) tissue compartment. We believe that, compared to antibody drugs, these product candidates have the potential to provide improved safety due to minimal exposure in the blood, increased convenience and compliance due to oral delivery, and the opportunity for the earlier introduction of targeted therapy. As a result, if approved, they may transform the existing treatment paradigm for IBD.

PTG-200 is a potential first-in-class oral Interleukin-23 receptor (“IL-23R”) antagonist for the treatment of IBD. We have entered into a worldwide license and collaboration agreement with Janssen Biotech, Inc. (“Janssen”), a Johnson & Johnson company, to co-develop and co-detail PTG-200 for all indications, including IBD. See “Item 7. Management’s Discussion and Analysis – Overview” and Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information. In 2018, we completed a Phase 1 clinical study to evaluate the safety, pharmacokinetics and pharmacodynamics of PTG-200 in healthy volunteers. We expect Janssen to file a U.S. Investigational New Drug application (“IND”) for PTG-200 in CD in the first half of 2019.

PN-943, a potential first-in-class oral, alpha-4-beta-7 (“α4β7”) specific integrin antagonist, is currently in a Phase 1 single and multiple ascending dose clinical trial in healthy volunteers to evaluate safety, pharmacokinetics and pharmacodynamics. We developed PN-943 as a more potent oral gut-restricted α4β7 backup compound to PTG-100, our first generation oral gut-restricted α4β7 inhibitor that was being developed for treatment of ulcerative colitis. In March 2018, we announced the discontinuation of a global Phase 2 clinical trial of PTG-100 in patients with moderate to severe UC due to futility following a planned interim analysis by an independent Data Monitoring Committee. In August 2018, we announced that an independent, blinded re-read of endoscopies from the study had demonstrated signals of clinical efficacy. A human error in the initial endoscopy reads by the original vendor which was characterized by an unusually high placebo effect led to the original futile outcome. In addition, a pre-specified blinded histopathology analysis of colon biopsies from the trial indicated dose-dependent high rates of histologic remission which supported the observations of clinical remission and endoscopy responses for PTG-100. During 2018 we replaced PTG-100 with PN-

943 as a development candidate for the treatment of IBD based on an assessment of preclinical data from PN-943 suggesting that PN-943 is a more potent compound than PTG-100. We will continue to experience costs related to winding down development and trials for PTG-100 in 2019.

We anticipate reporting top-line results of the PN-943 Phase 1 study in the first half of 2019. After having established preliminary clinical efficacy with PTG-100 in UC patients, the PN-943 Phase 1 study is designed to evaluate potency and target engagement of PN-943 in comparison to the historical Phase 1 data with PTG-100. If this study is successful, we anticipate filing an IND in the second half of 2019 in preparation for initiating a Phase 2 proof-of-concept study in UC in the first half of 2020.

Our clinical development programs are all derived from our proprietary discovery platform. Our platform enables us to engineer novel, structurally constrained peptides that retain key advantages of both oral small molecules and injectable antibody drugs, while overcoming many of their limitations as therapeutic agents. Importantly, constrained peptides can be designed to alleviate the fundamental instability inherent in traditional peptides to allow different delivery forms, such as oral, subcutaneous, intravenous, and rectal.

In addition, we continue to use our peptide technology platform to discover product candidates against targets in disease areas with significant unmet medical needs.

We have never been profitable and have incurred net losses in each year since inception and we do not anticipate that we will achieve sustained profitability in the near term. Our net loss was $38.9 million, $37.0 million and $37.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $140.5 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development, including clinical development activities under the Janssen License and Collaboration Agreement, and, as a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approval for, our product candidates.

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

On August 6, 2018, we entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which we sold an aggregate of 2,750,000 shares of our common stock at a price of $8.00 per share. Aggregate net proceeds were $21.7 million, after deducting offering expenses payable by us. In a concurrent private placement, we issued the Investors warrants to purchase an aggregate of 2,750,000 shares of our common stock (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant is exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of our  common stock have an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of our common stock have an exercise price of $15.00 per share. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the Warrants may be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, we granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. As of December 31, 2018, none of the Warrants have been exercised.

On December 21, 2018, we entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which we exchanged an aggregate of 1,000,000 shares of our common stock, par value $0.00001 per share,  owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.00001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of our common stock, subject to certain exceptions. As of December 31, 2018, none of the Exchange Warrants have been exercised.

During the year ended December 31, 2018, we sold 151,273 shares of our common stock pursuant to an at-the-market (“ATM”) financing facility under a Sales Agreement with Cantor Fitzgerald & Co for net proceeds of $1.5 million, after deducting commissions and offering costs. As of December 31, 2018, $48.3 million of common stock remained available for sale under the ATM financing facility.

Janssen License and Collaboration Agreement

On May 26, 2017, we and Janssen,  one of the Janssen Pharmaceutical Companies of Johnson & Johnson, entered into an exclusive license and collaboration agreement (the “Janssen License and Collaboration Agreement”) for the clinical development, manufacture and potential commercialization of PTG-200 worldwide for the treatment of CD and UC. Janssen is a related party to us as Johnson & Johnson Innovation - JJDC, Inc., a significant stockholder of ours, and Janssen are both subsidiaries of Johnson & Johnson. During the third quarter of 2017, we received a non-refundable, upfront cash payment of $50.0 million from Janssen. We are eligible to receive a $25.0 million payment upon Janssen’s filing of the IND for PTG-200, which is expected during the first half of 2019. We can also receive up to an additional $915.0 million in payments, including potential license option payments of $125.0 million at the Phase 2 interim analysis and $200.0 million at Phase 2 completion, and $590.0 million in other potential clinical development, regulatory approval and sales milestones. We and Janssen will co-develop and co-fund PTG-200 through Phase 2 clinical development. Janssen will be responsible for funding Phase 3 studies in CD and UC. We will receive double-digit tiered royalties on future net sales and retain the option to co-detail PTG-200 in the United States. See Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

Revenue Recognition

Effective July 1, 2017, we adopted Accounting Standards Codification, or ASC Topic 606, Revenue from Contracts with Customers  (“ASC 606”) using the full retrospective transition method. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements under Accounting Standards Codification Topic 808, and financial instruments. Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We entered into a license and collaboration agreement that became effective upon the resolution of regulatory requirements during the third quarter of 2017 which is within the scope of ASC 606, under which we have licensed certain rights to our PTG-200 product candidate to a third party, and may enter into other such arrangements in the future. The terms of the arrangement include payment to us of one or more of the following: non-refundable, up-front license fees, development and regulatory and commercial milestone payments, and royalties on net sales of licensed products.

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

Milestone payments:  At the inception of each arrangement that includes development, regulatory or commercial milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price. ASC 606 suggests two alternatives to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. Whichever method is used, it should be consistently applied throughout the life of the contract; however, it is not necessary for us to use the same approach for all contracts. We expect to use the most likely amount method for development and regulatory milestone payments. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the control of the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability or achievement of each such milestone and any related constraint, and, if necessary, adjust our estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. To date, we have not recognized any milestone payments resulting from our collaboration arrangement.

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

Stock-Based Compensation

We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant. We estimate the fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The estimated fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

Expected Term— Our expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term). We have limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock option grants.

Expected Volatility— Our expected volatility is estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle, or area of specialty. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

We adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting effective January 1, 2017 and have elected to recognize forfeitures of share-based payment awards as they occur on a prospective basis. Prior to January 1, 2017, our stock-based compensation was reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates.

For the years ended December 31, 2018, 2017, and 2016, stock-based compensation expense was $6.9 million, $4.2 million and $2.1 million, respectively. As of December 31, 2018, we had $15.6 million of total unrecognized stock-based compensation costs, which we expect to recognize over a weighted-average period of 2.1 years.

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

At  December 31, 2018, our total gross deferred tax assets were $34.7 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, our U.S. net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating loss and tax credit carryforwards. At December 31, 2018, our net operating loss carryforwards for federal income tax purposes were approximately $109.1 million, $78.7 million of which are available to offset future taxable income, if any, through 2037 and $30.4 million of which do not expire. At December 31, 2018, we had net operating loss carryforwards for state income tax purposes of approximately $97.1 million which are available to offset future taxable income, if any, through 2038. As of December 31, 2018, we also had accumulated Australian tax losses of AUD 13.9 million ($9.8 million) available for carry forward against future earnings, which under relevant tax laws do not expire but may not be available under certain circumstances.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the tax effect of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act’s enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes  (“ASC 740”). In accordance with SAB 118, we must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. The impact of the Tax Act was finalized during the year ended December 31, 2018 and no change was made from the previously reported provisional transition amount of zero.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code (the “Code”), and similar state provisions. These ownership change limitations may limit the amount of net operating loss carryforwards and other tax attributes that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points (by value) of the outstanding stock of a company by certain stockholders. Based on a review of our equity transactions since inception, we believe a portion of our net operating loss carryforwards and credit carryforwards may be limited due to certain of our equity financing transactions.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements applicable to us is included in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Components of Our Results of Operations

License and Collaboration Revenue

Our license and collaboration revenue is derived from payments we receive under the Janssen License and Collaboration Agreement. See Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

We allocate direct costs and indirect costs incurred to product candidates when they enter clinical development. For product candidates in clinical development, direct costs consist primarily of clinical, pre-clinical, and drug discovery costs, costs of supplying drug substance and drug product for use in clinical and pre-clinical studies, including clinical manufacturing costs, contract research organization fees, and other contracted services pertaining to specific clinical and pre-clinical studies. Indirect costs allocated to our product candidates on a program specific basis include research and development employee salaries, benefits, and stock-based compensation, and indirect overhead and other administrative support costs. Program-specific costs are unallocated when the clinical expenses are incurred for our early stage research and drug discovery projects, our internal resources, employees and infrastructure are not tied to any one research or drug discovery project and are typically deployed across multiple projects. As such, we do not provide financial information regarding the costs incurred for early stage pre-clinical and drug discovery programs on a program-specific basis prior to the clinical development stage. We initiated a Phase 1 clinical study of PTG-300 during the second quarter of 2017. We have presented separately in the table below costs associated with the PTG-300 program beginning in June 2017. We initiated a Phase 1 clinical study of PTG-200 during the fourth quarter of 2017. We have presented separately in the table below costs associated with the PTG-200 program beginning in December 2017. Our development and compound supply expenses incurred under the Janssen License and Collaboration Agreement prior to December 2017 are included in pre-clinical and drug discovery research expense. During 2018, we elected to halt further development of PTG-100 and concurrently elected to replace further development of PTG-100 with PN-943 based on an assessment of preclinical data from PN-943. We will continue to experience costs related to the winding down of development and trials for PTG-100 in 2019. We initiated a Phase 1 study of PN-943 during the fourth quarter of 2018. We have presented separately in the table below costs associated with the PN-943 program beginning in December 2018.

The following table summarizes our research and development expenses incurred during the respective periods:

	Year Ended December 31,
	2018	2017	2016

Clinical and development expense — PTG-300	$14,304	$4,246	$—
Clinical and development expense — PTG-200	16,120	2,079	—
Clinical and development expense — PN-943	523	—	—
Clinical and development expense — PTG-100	20,443	25,825	17,738
Milestone payment obligation to former collaboration partner	500	250	250
Pre-clinical and drug discovery research expense	9,837	15,292	11,849
Less: Reimbursement of expenses under grants and incentives	(2,230)	(1,511)	(4,132)
Total research and development expenses	$59,497	$46,181	$25,705

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

Results of Operations

Comparison of the year ended December 31, 2018 and 2017

	Year Ended
	December 31,		Dollar	%
	2018	2017	Change	Change
	(Dollars in thousands)
License and collaboration revenue - related party	$30,925	$20,063	$10,862	54
Operating expenses:
Research and development (1)	59,497	46,181	13,316	29
General and administrative (2)	13,697	11,779	1,918	16
Total operating expenses	73,194	57,960	15,234	26
Loss from operations	(42,269)	(37,897)	(4,372)	12
Interest income	2,546	940	1,606	171
Loss before income tax benefit	(39,723)	(36,957)	(2,766)	7
Income tax benefit	799	—	799	100
Net loss	$(38,924)	$(36,957)	$(1,967)	5

(1) Includes $3.4 million and $2.0 million of non-cash stock-based compensation expense for the year ended December 31, 2018 and 2017, respectively.

(2) Includes $3.5 million and $2.2 million of non-cash stock-based compensation expense for the year ended December 31, 2018 and 2017, respectively.

License and Collaboration Revenue

License and collaboration revenue increased $10.8 million, or 54%, from $20.1 million for the year ended December 31, 2017 to $30.9 million for the year ended December 31, 2018. The increase was primarily due to deferred revenue and cost sharing revenue recognized in connection with the completion of Phase 1 activities and delivery of compound supply services for Phase 2a activities under the Janssen License and Collaboration Agreement, which became effective in July 2017.

We determined that the transaction price of the Janssen License and Collaboration Agreement was $60.7 million as of December 31, 2018, an increase of $6.8 million from the transaction price of $53.9 million at December 31, 2017. In order to determine the transaction price, we evaluated all payments to be received during the duration of the contract. We determined that the $50.0 million upfront payment, the $25.0 million payment payable upon filing of the IND, which was fully constrained as of December 31, 2018, and $10.7 million of estimated variable consideration for cost-sharing payments from Janssen for agreed upon services related to Phase 2a activities as of December 31, 2018 constituted consideration to be included in the transaction price, which is to be allocated to the combined performance obligation. The increase in transaction price was due to an increase in variable consideration related to compound supply services, which was recognized as a cumulative catch-up adjustment.  During the year ended December 31, 2018, this increased overall variable consideration by $6.8 million and extended our projected completion date into the first half of 2019. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Research and Development Expenses

Research and development expenses increased $13.3 million, or 29%, from $46.2 million for the year ended December 31, 2017 to $59.5 million for the year ended December 31, 2018. The increase was primarily due to $14.0 million for PTG-200 Phase 1 clinical trial and development expenses, $10.1 million for PTG-300 Phase 1 clinical trial and development expenses, $0.5 million for PN-943 Phase 1 clinical trial and development expenses and an increase of $0.3 million in milestone payments to a former collaboration partner. These increases were partially offset by a decrease of $5.5 million in pre-clinical and discovery research expense, including pre-clinical development activities for PTG-200, PTG-300 PN-943 and our other product candidates, a decrease of $5.4 million in PTG-100 Phase 1 clinical trial and development expenses and a decrease of $0.7 million in expense reimbursement under grants and incentives. Research and development expenses for the year ended December 31, 2018 include an increase in personnel costs due to increased research and development headcount from 44 employees at December 31, 2017 to 49 employees at December 31, 2018.

General and Administrative Expenses

General and administrative expenses increased $1.9 million, or 16%, from $11.8 million for the year ended December 31, 2017, to $13.7 million for the year ended December 31, 2018. The increase was primarily due to an increase of $2.4 million in personnel costs to support the growth of our operations, partially offset by a $0.5 million decrease in legal fees primarily related to the Janssen License and Collaboration Agreement. The increase in personnel costs for the year ended December 31, 2018 reflected an increase in general and administrative headcount from 11 employees at December 31, 2017 to 15 employees at December 31, 2018 and included a $1.3 million increase in stock-based compensation expense.

Interest Income

Interest income increased $1.6 million, or 171%, from $0.9 million for the year ended December 31, 2017 to $2.5 million for the year ended December 31, 2018. The increase in interest income was primarily due to the increasing interest rate environment during the year ended December 31, 2018.

Income Tax Benefit

Income tax benefit for the year ended December 31, 2018 was $0.8 million. The income tax benefit was due primarily to the 2018 release of the valuation allowance related to Protagonist Australia. We believe these deferred tax assets will be realized in the future due to expected profitability for this subsidiary. No income tax provision was recorded for the year ended December 31, 2017.

Comparison of the years ended December 31, 2017 and 2016

	Year Ended
	December 31,		Dollar	%
	2017	2016	Change	Change
	(Dollars in thousands)
License and collaboration revenue – related party	$20,063	$—	$20,063	*
Operating expenses:
Research and development (1)	46,181	25,705	20,476	80
General and administrative (2)	11,779	6,961	4,818	69
Total operating expenses	57,960	32,666	25,294	77
Loss from operations	(37,897)	(32,666)	(5,231)	16
Interest income	940	242	698	288
Change in fair value of redeemable convertible preferred stock tranche and warrant liabilities	—	(4,719)	4,719	*
Other expense	—	(34)	34	*
Net loss	$(36,957)	$(37,177)	$220	1

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

Research and Development Expenses

Research and development expenses increased $20.5 million, or 80%, from $25.7 million for the year ended December 31, 2016 to $46.2 million for the year ended December 31, 2017. The increase was primarily due to an increase of $8.1 million in PTG-100 clinical trial and development expenses, $2.1 million for PTG-200 Phase 1 clinical trial and development expenses, $4.2 million for PTG-300 Phase 1 clinical trial and development expenses, an increase of $3.5 million in pre-clinical and discovery research expense, including pre-clinical development activities for PTG-200, PTG-300 and our other product candidates, and a decrease of $2.6 million in expense reimbursement under grants and incentives. Research and development expenses for the year ended December 31, 2017 include an increase in personnel costs due to increased research and development headcount from 27 employees at December 31, 2016 to 44 employees at December 31, 2017.

General and Administrative Expenses

General and administrative expenses increased $4.8 million, or 69%, from $7.0 million for the year ended December 31, 2016 to $11.8 million for the year ended December 31, 2017. The increase was primarily due to an increase of $2.7 million in personnel costs to support the growth of our operations and increases of $1.1 million in professional service fees and $1.0 million in consulting and contracted labor expenses due to the growth of our operations and operating as a public company.

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

Liquidity and Capital Resources

Liquidity and Capital Expenditures

As of December 31, 2018, we had $128.9 million of cash, cash equivalents and available-for-sale securities and an accumulated deficit of $140.5 million. Our operations have been financed by net proceeds from the sale of shares of our capital stock and payments under the Janssen License and Collaboration Agreement. During the third quarter of 2017 we became eligible for and received a non-refundable, upfront cash payment of $50.0 million from Janssen.

In September 2017, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (File No. 333-220314), effective as of October 5, 2017, as amended, which permits the offering, issuance, and sale by us of up to a maximum aggregate offering price of $200.0 million of our common stock.  Up to a maximum of $50.0 million of the maximum aggregate offering price of $200.0 million may be issued and sold pursuant to an ATM financing facility under the Sales Agreement. We pay up to 3% of gross proceeds for any common stock sold pursuant to the Sales Agreement. We sold 151,273 shares of our common stock pursuant to the Sales Agreement during the year ended December 31, 2018 for net proceeds of $1.5 million, after deducting commissions and offering costs. As of December 31, 2018, $48.3 million of common stock remained available for sale under the ATM financing facility.

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

          On August 6, 2018, we entered into a Securities Purchase Agreement with the Investors, pursuant to which we sold an aggregate of 2,750,000 shares of our common stock for a price of $8.00 per share, for aggregate net proceeds of $21.7 million, after deducting offering expenses payable by us. In a concurrent private placement, we agreed to issue the investors Warrants to purchase an aggregate of 2,750,000 shares of our common stock. Each Warrant is exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of our common stock have an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of our common stock have an exercise price of $15.00 per share. The exercise price and number of Warrant Shares are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the Warrants may be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and the Warrants, we granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. As of December 31, 2018, none of the Warrants have been exercised.

On December 21, 2018, we entered into an Exchange Agreement with the Exchanging Stockholders, pursuant to which we exchanged an aggregate of 1,000,000 shares of our common stock, par value $0.00001 per share,  owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as  described in the Exchange Warrants), with an exercise price of $0.00001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of our common stock, subject to certain exceptions. As of December 31, 2018, none of the Exchange Warrants have been exercised.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe, based on our current operating plan and expected expenditures, that our existing cash, cash equivalents and available-for-sale securities will be sufficient to meet our anticipated operating and capital expenditure requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. If our planned pre-clinical and clinical trials are successful, or our other product candidates enter clinical trials or advance beyond the discovery stage, we will need to raise additional capital as well as seek additional collaborative or other arrangements with corporate sources in order to further advance our product candidates towards potential regulatory approval. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing, but such financing may not be available at terms acceptable to us, if at all. We expect that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

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

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	the extent to which we may acquire or in-license other product candidates and technologies;

•	costs necessary to attract, hire and retain qualified personnel;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio; and

•	the costs of ongoing general and administrative activities to support the growth of our business.

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

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash provided by (used in) operating activities	$(49,947)	$3,872	$(29,972)
Cash provided by (used in) investing activities	2,213	15,823	(59,328)
Cash provided by financing activities	24,115	65,554	106,307

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2018 was $49.9 million, consisting of our net loss of $38.9 million and a net change of $18.0 million in net operating assets and liabilities, partially offset by non-cash charges of  $7.0 million. The change in net operating assets and liabilities was primarily due to a net decrease of $23.5 million in deferred revenue related to the Janssen License and Collaboration Agreement and an increase of $2.8 million in receivable from collaboration partner, partially offset by an increase of $4.4 million in accounts payable, an increase of $1.9 million in accrued expenses and other payables, an increase of $1.1 million in payable to collaboration partner and a decrease of $1.1 million in prepaid expenses and other assets. Non-cash charges were primarily comprised of $6.9 million of stock-based compensation, $0.5 million of depreciation and amortization and $0.2 million of net amortization of premium on available-for-sale securities, partially offset by a $0.7 million increase in deferred tax assets.

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

Cash Flows from Investing Activities

Cash provided by investing activities for the year ended December 31, 2018 was $2.2 million, consisting of proceeds from available-for-sale securities of $73.8 million, partially offset by purchases of available-for-sale securities of $71.1 million and purchases of property and equipment of $0.5 million. Purchases of property and equipment were primarily related to purchases of scientific equipment.

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

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2018 was $24.1 million, consisting of $21.7 million of net proceeds from issuance of our common stock and warrants in a private placement, $1.5 million of net proceeds from sales through our ATM financing facility and $0.9 million from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan.

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

The following table summarizes our future minimum contractual obligations as of December 31, 2018:

	Payments Due by Period
	Less Than			More Than
Contractual Obligations:	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total
	(In thousands)
Operating lease obligations	$1,941	$4,059	$4,306	$922	$11,228
Total contractual obligations	$1,941	$4,059	$4,306	$922	$11,228

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

In October 2013, the collaboration program under our Research Collaboration and License Agreement with Zealand Pharma A/S (Zealand) was abandoned by Zealand. Pursuant to the terms of the agreement, we elected to assume the responsibility for the development and commercialization of the product candidate. Upon Zealand’s abandonment, Zealand assigned to us certain intellectual property arising from the collaboration and also granted us an exclusive license to certain background intellectual property rights of Zealand that relate to the products assumed by us. The nomination of PTG‑300 as a development candidate triggered a $250,000 payment from us to Zealand, which was recognized within research and development expense in our consolidated statement of operations for the year ended December 31, 2016. The initiation of a Phase 1 clinical trial for PTG-300 triggered an additional $250,000 payment from us to Zealand, which was recognized within research and development expense in our consolidated statement of operations for the year ended December 31, 2017. The initiation of a Phase 2 clinical trial for PTG-300 triggered an additional $500,000 payment obligation from us to Zealand, which was recognized within research and development expense in our consolidated statement of operations for the year ended December 31, 2018. We have the right, but not the obligation, to further develop and commercialize the product candidate and, if we successfully develop and commercialize PTG‑300 without a partner, we will pay to Zealand up to an additional aggregate of $128.0 million for the achievement of certain development, regulatory and sales milestone events. In addition, we will pay to Zealand a low single digit royalty on worldwide net sales of the product. Future development, regulatory and sales payments to Zealand are not included in the table above as the timing and amounts of such payments are not determinable.

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

We had $128.9 million and $155.5 million in cash, cash equivalents and available-for-sale securities at December 31, 2018 and December 31, 2017, respectively. Cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Available-for-sale securities consist of corporate bonds, commercial paper and government bonds. Short-term available-for-sale securities have maturities of greater than three months but no longer than 365 days as of the balance sheet date. Long-term available-for-sale securities have maturities of 365 days or longer as of the balance sheet date. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, we believe that our exposure to interest rate risk is not significant as the majority of our investments are short-term in duration and due to the low risk profile of our investments, a 1% change in interest rates would not have a material impact on the total market value of our portfolio. We have the ability to hold our short-term investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. We had no outstanding debt as of December 31, 2018.

Approximately $0.4 million and $1.2 million of our cash balance was located in Australia at December 31, 2018 and December 31, 2017, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on our results of operations.

Item 8.Financial Statements and Supplementary Data

PROTAGONIST THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Protagonist Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Protagonist Therapeutics, Inc. (the “Company”) and its subsidiary as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

March 12, 2019

We have served as the Company’s auditor since 2015.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$82,233	$106,029
Restricted cash - current	10	10
Available-for-sale securities - current	46,620	37,972
Receivable from collaboration partner and contract asset - related party	4,587	1,816
Research and development tax incentive receivable	1,429	1,347
Prepaid expenses and other current assets	2,624	3,773
Total current assets	137,503	150,947
Property and equipment, net	861	879
Restricted cash - noncurrent	450	450
Available-for-sale securities - noncurrent	—	11,458
Deferred tax asset - noncurrent	658	—
Total assets	$139,472	$163,734
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,711	$1,257
Payable to collaboration partner - related party	1,061	—
Accrued expenses and other payables	11,163	9,546
Deferred revenue - related party	8,223	31,752
Total current liabilities	26,158	42,555
Deferred rent - noncurrent	799	547
Total liabilities	26,957	43,102
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 90,000,000 shares authorized; 23,187,219 and 21,088,306 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	253,222	222,188
Accumulated other comprehensive loss	(233)	(6)
Accumulated deficit	(140,474)	(101,550)
Total stockholders’ equity	112,515	120,632
Total liabilities and stockholders’ equity	$139,472	$163,734

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016

License and collaboration revenue - related party	$30,925	$20,063	$—
Operating expenses:
Research and development	59,497	46,181	25,705
General and administrative	13,697	11,779	6,961
Total operating expenses	73,194	57,960	32,666
Loss from operations	(42,269)	(37,897)	(32,666)
Interest income	2,546	940	242
Change in fair value of redeemable convertible preferred stock tranche and warrant liabilities	—	—	(4,719)
Other expense	—	—	(34)
Loss before income tax benefit	(39,723)	(36,957)	(37,177)
Income tax benefit	799	—	—
Net loss	$(38,924)	$(36,957)	$(37,177)
Net loss attributable to common stockholders	$(38,924)	$(36,957)	$(37,735)
Net loss per share attributable to common stockholders, basic and diluted	$(1.74)	$(2.09)	$(5.80)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	22,364,515	17,694,505	6,501,796

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(38,924)	$(36,957)	$(37,177)
Other comprehensive loss:
Gain (loss) on translation of foreign operations	(322)	298	(76)
Unrealized gain (loss) on available-for-sale securities	95	(59)	(67)
Comprehensive loss	$(39,151)	$(36,718)	$(37,320)

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

						Accumulated		Total
	Redeemable				Additional	Other		Stockholders’
	Convertible Preferred		Common		Paid-In	Comprehensive	Accumulated	Equity
	Stock		Stock		Capital	Gain (Loss)	Deficit	(Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	77,185,117	$36,996	272,409	$—	$118	$(102)	$(27,416)	$(27,400)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs	45,189,794	22,488	—	—	—	—	—	—
Settlement of fair value of redeemable convertible preferred stock tranche liability	—	5,837	—	—	—	—	—	—
Exercise of redeemable convertible preferred stock warrant liability	1,999,998	1,025	—	—	—	—	—	—
Accretion of redemption of convertible preferred stock to redemption value	—	558	—	—	(558)	—	—	(558)
Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	(124,374,909)	(66,904)	8,577,571	—	66,904	—	—	66,904
Issuance of common stock upon initial public offering, net of issuance costs	—	—	7,752,972	—	83,648	—	—	83,648
Stock-based compensation expense	—	—	—	—	2,130	—	—	2,130
Issuance of common stock upon the exercise of options	—	—	119,328	—	151	—	—	151
Other comprehensive loss	—	—	—	—	—	(143)	—	(143)
Net loss	—	—	—	—	—	—	(37,177)	(37,177)
Balance at December 31, 2016	—	—	16,722,280	—	152,393	(245)	(64,593)	87,555
Issuance of common stock upon public offering, net of issuance costs	—	—	4,059,500	—	64,547	—	—	64,547
Stock-based compensation expense	—	—	—	—	4,241	—	—	4,241
Issuance of common stock upon the exercise of options and purchases under employee stock purchase plan	—	—	306,526	—	1,007	—	—	1,007
Other comprehensive gain	—	—	—	—	—	239	—	239
Net loss	—	—	—	—	—	—	(36,957)	(36,957)
Balance at December 31, 2017	—	—	21,088,306	—	222,188	(6)	(101,550)	120,632
Issuance of common stock and warrants upon private placement, net of issuance costs	—	—	2,750,000	—	21,673	—	—	21,673
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	—	—	151,273	—	1,508	—	—	1,508
Retirement of common stock in exchange for common stock warrant	—	—	(1,000,000)	—	(6,670)	—	—	(6,670)
Issuance of common stock warrant in exchange for retirement of common stock	—	—	—	—	6,670	—	—	6,670
Stock-based compensation expense	—	—	—	—	6,919	—	—	6,919
Issuance of common stock upon the exercise of options and purchases under employee stock purchase plan	—	—	197,640	—	934	—	—	934
Other comprehensive loss	—	—	—	—	—	(227)	—	(227)
Net loss	—	—	—	—	—	—	(38,924)	(38,924)
Balance at December 31, 2018	—	$—	23,187,219	$—	$253,222	$(233)	$(140,474)	$112,515

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,924)	$(36,957)	$(37,177)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	6,919	4,241	2,130
Depreciation and amortization	527	406	317
Net amortization of premium on available-for-sale securities	206	687	117
Change in deferred tax asset	(658)	—	—
(Loss) gain on disposal of property and equipment	—	(62)	34
Change in fair value associated with redeemable convertible preferred stock tranche liability	—	—	4,194
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	525
Changes in operating assets and liabilities:
Research and development tax incentive receivable	(236)	1,070	(1,588)
Receivable from collaboration partner - related party	(2,771)	(1,816)	—
Prepaid expenses and other assets	1,117	(333)	(1,804)
Accounts payable	4,430	91	(115)
Payable to collaboration partner - related party	1,061	—	—
Accrued expenses and other payables	1,911	4,793	3,395
Deferred revenue - related party	(23,529)	31,752	—
Net cash provided by (used in) operating activities	(49,947)	3,872	(29,972)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of available-for-sale securities	(71,060)	(39,546)	(73,169)
Proceeds from maturities of available-for-sale securities	73,759	56,035	14,188
Purchases of property and equipment, net	(486)	(666)	(347)
Net cash provided by (used in) investing activities	2,213	15,823	(59,328)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants in private placement, net of issuance costs	21,673	64,547	83,648
Proceeds from at-the-market offering, net of issuance costs	1,508	—	—
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	934	1,007	151
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	22,508
Net cash provided by financing activities	24,115	65,554	106,307
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(177)	146	22
Net (decrease) increase in cash, cash equivalents and restricted cash	(23,796)	85,395	17,029
Cash, cash equivalents and restricted cash, beginning of year	106,489	21,094	4,065
Cash, cash equivalents and restricted cash, end of period	$82,693	$106,489	$21,094
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING INFORMATION:
Fair value of common stock retired in exchange for issuance of common stock warrant	$6,670	$—	$—
Purchases of property and equipment in accounts payable	$24	$—	$21
Acquisition of new equipment upon trade-in for existing equipment	$—	$185	$—
Deferred offering costs in accounts payable and accrued liabilities	$—	$66	$—
Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	$—	$—	$66,904
Settlement of fair value of redeemable convertible preferred stock liability	$—	$—	$5,837
Reclassification of preferred stock warrant liability to equity	$—	$—	$1,005
Accretion of redeemable convertible preferred stock	$—	$—	$558

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

Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of $140.5 million as of December 31, 2018. The Company’s ultimate success depends on the outcome of its research and development activities. The Company expects to incur additional losses in the future and it anticipates the need to raise additional capital to fully implement its business plan. Through December 31, 2018, the Company has financed its operations through private placements of redeemable convertible preferred stock, offerings of common stock and payments received under a license and collaboration agreement.

On August 10, 2016, the Company’s registration statement on Form S-1 (File Nos. 333-212476 and 333-213071) related to its initial public offering (“IPO”) became effective. The IPO closed on August 16, 2016, at which time the Company issued 7,500,000 shares of its common stock at a price of $12.00 per share. In addition, upon closing the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock converted into 8,577,571 shares of common stock. There were no shares of redeemable convertible preferred stock outstanding at December 31, 2018 or 2017. In September 2016, the Company issued an additional 252,972 shares of its common stock at a price of $12.00 per share following the underwriters’ exercise of their option to purchase additional shares. The Company received an aggregate of $83.6 million in cash, net of underwriting discounts and commissions, after deducting offering costs paid by the Company.

In September 2017, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (File No. 333-220314), effective as of October 5, 2017, as amended, which permits the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $200.0 million of its common stock, including warrants. Up to a maximum of $50.0 million of the maximum aggregate offering price of $200.0 million may be issued and sold pursuant to an at-the-market (“ATM”) financing facility under a sales agreement with Cantor Fitzgerald & Co. (the “Sales Agreement”). The Company pays Cantor Fitzgerald & Co. up to 3% of gross proceeds for any common stock sold through the Sales Agreement. The Company sold 151,273 shares of its common stock pursuant to the Sales Agreement during the year ended December 31, 2018 for net proceeds of $1.5 million, after deducting commissions and offering costs. As of December 31, 2018, $48.3 million of common stock remained available for sale under the ATM financing facility.

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

On August 6, 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which the Company sold an aggregate of 2,750,000 shares of its common stock at a price of $8.00 per share, for aggregate net proceeds of $21.7 million, after deducting offering expenses payable by the Company. In a concurrent private placement, the Company issued the Investors warrants to purchase an aggregate of 2,750,000 shares of its common stock (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant is exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $15.00 per share. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the Warrants may be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, the Company granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. The common stock and warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity, and the net proceeds from the transaction were recorded as a credit to additional paid-in capital. As of December 31, 2018, none of the Warrants have been exercised.

On December 21, 2018, the Company entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.00001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.00001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s  common stock, subject to certain exceptions. In accordance with Accounting Standards Codification Topic 505, Equity, the Company recorded the retirement of the common stock exchanged as a reduction of common shares outstanding and a corresponding debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity, and fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. As of December 31, 2018, none of the Exchange Warrants have been exercised.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Protagonist Australia and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

The financial statements of Protagonist Australia use the Australian dollar as the functional currency since the majority of expense transactions occur in such currency. Gains and losses from foreign currency transactions were not material for all periods presented. The re-measurement from Australian dollar to U.S. dollars is outlined below:

a.	Equity accounts, except for the change in retained earnings during the year, have been translated using historical exchange rates.
b.	All other Australian dollar denominated assets and liabilities as of December 31, 2018 and 2017 have been translated using the year-end exchange rate.
c.	The consolidated statements of operations have been translated at the weighted average exchange rates in effect during each year.

Foreign currency translation gains and losses are reported as a component of stockholders’ equity in accumulated other comprehensive loss on the consolidated balance sheets.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, accruals for research and development activities, fair value of redeemable convertible preferred stock tranche liability, fair value of redeemable convertible preferred stock warrant liability, fair value of common stock, stock-based compensation,  income taxes and available-for-sale securities. Estimates related to revenue recognition include actual costs incurred versus total estimated budgeted cost of the Company’s deliverables, actual costs versus total estimated budget to determine percentage of completion, and application of constraint in the determination of transaction price under its license and collaboration agreement with Janssen Biotech Inc. (the “Janssen License and Collaboration Agreement”). Management bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to forecasted amounts and future events. Actual results may differ significantly from those estimates.

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

Cash as reported in the consolidated statements of cash flows consists of (in thousands):

	December 31,
	2018	2017	2016
Cash and cash equivalents	$82,233	$106,029	$21,084
Restricted cash - current	10	10	10
Restricted cash - noncurrent	450	450	—
Cash balance in consolidated statements of cash flows	$82,693	$106,489	$21,094

Available-for-Sale Securities

         All marketable securities have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Short-term marketable securities have maturities greater than three months but not longer than 365 days as of the balance sheet date. Long-term marketable securities have maturities of 365 days or longer as of the balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest income.

Fair Value of Financial Instruments

Fair value accounting is applied to all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). The carrying amount of the Company’s financial instruments, including cash equivalents, receivable from collaboration partner, accounts payable, payable to collaboration partner and accrued expenses and other payables approximate fair value due to their short-term maturities. See Note 4. to the Consolidated Financial Statements for additional information regarding the fair value of the Company’s other financial assets and liabilities.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than a  50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. To date, there have been no interest or penalties recorded in relation to unrecognized tax benefits.

Revenue Recognition

Effective July 1, 2017, the Company early adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) using the full retrospective transition method. The Company did not have any effective contracts within the scope of this guidance prior to July 1, 2017. Accordingly, the Company did not elect to use any of the practical expedients permitted related to adoption, and the adoption of ASC 606 had no impact on the Company’s financial position, results of operations or liquidity. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements under Accounting Standards Codification Topic 808, and financial instruments. Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Milestone payments:  At the inception of each arrangement that includes development, regulatory or commercial milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. ASC 606 suggests two alternatives to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. Whichever method is used, it should be consistently applied throughout the life of the contract; however, it is not necessary for the Company to use the same approach for all contracts. The Company expects to use the most likely amount method for development and regulatory milestone payments. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis. The Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability or achievement of each such milestone and any related constraint and, if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. To date, the Company has not recognized any milestone payments resulting from its collaboration arrangement.

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

Redeemable Convertible Preferred Stock Tranche Liability

The Company has determined that the Company’s obligation to issue additional shares of the Company’s redeemable convertible preferred stock represents a freestanding financial instrument, which was accounted for as a liability. The freestanding redeemable convertible preferred stock tranche liability was initially recorded at fair value, with fair value changes recognized in the consolidated statements of operations. During the year ended December 31, 2016, the fair value of the redeemable convertible preferred stock tranche liability was reclassified to redeemable convertible preferred stock with no further remeasurement required.

Redeemable Convertible Preferred Stock Warrant Liability

The Company has accounted for its freestanding warrants issued prior to 2016 to purchase shares of the Company’s redeemable convertible preferred stock as liabilities at fair value upon issuance. At the end of each reporting period, changes in estimated fair value during the period are recorded in the consolidated statements of operations. The Company continued to adjust the liability for these warrants for changes in fair value until the earlier of the exercise of the warrants or expiration on May 10, 2016, and no further remeasurement is required.

Stock-based Compensation

The Company measures its stock-based awards made to employees based on the estimated fair values of the awards as of the grant date. For stock option awards, the Company uses the Black-Scholes option-pricing model. For restricted stock unit awards, the estimated fair value is generally the fair market value of the underlying stock on the grant date. Stock-based compensation expense is recognized over the requisite service period and is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. The Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting effective January 1, 2017 and has elected to recognize forfeitures of stock-based awards as they occur on a prospective basis. Prior to January 1, 2017, the Company’s stock-based compensation was reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates.

Stock-based compensation expense for awards granted to non-employees as consideration for services received is measured on the date of performance at the fair value of the consideration received or the fair value of the equity instruments issued, whichever can be more reliably measured. Compensation expense for awards granted to non-employees is periodically remeasured as the underlying awards vest.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding and Exchange Warrants outstanding during the period, without consideration of potentially dilutive securities. In accordance with Accounting Standards Codification Topic 260, Earnings Per Share, the Exchange Warrants are included in the computation of basic net loss per share because the exercise price is negligible and they are fully vested and exercisable at any time after the original issuance date. The net loss attributable to common stockholders is calculated by adjusting the net loss of the Company for the accretion on the redeemable convertible preferred stock, if applicable. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders for all periods presented since the effect of potentially dilutive securities is anti-dilutive given the net loss of the Company.

Recently Issued Accounting Pronouncements Adopted During the Year Ended December 31, 2018

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

Recently Issued Accounting Pronouncements Not Yet Adopted as of December 31, 2018

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which provides clarification to ASU 2016-02. These ASUs (collectively, the new lease standard) require an entity to recognize a lease liability and a right-of-use asset on the balance sheet for leases with lease terms of more than twelve months. Lessor accounting is largely unchanged, while lessees will no longer be provided with a source of off-balance sheet financing. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Initial guidance required the adoption of the new lease standard using the modified retrospective transition method. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) - Targeted Improvements, which allows entities to elect an optional transition method where entities may continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoptions rather than in the earliest period presented. The Company will adopt the new standard on January 1, 2019 using the optional transition method. The Company established a cross-functional implementation team to review its lease portfolio and implement the new guidance. While the Company continues to review its current accounting policies and practices to identify potential differences that would result from applying the new guidance, the Company expects that its non-cancellable operating lease commitments with a term of more than twelve months will be subject to the new guidance and recognized as right-of-use assets and operating lease liabilities on the Company’s consolidated balance sheets upon adoption. The Company expects to elect transitional practical expedients such that the Company will not need to reassess whether contracts are leases and will retain lease classification and initial direct costs for leases existing prior to the adoption of the new lease standard.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which is intended to clarify the circumstances under which certain transactions in collaborative arrangements should be accounted for under the revenue recognition standard. Certain transactions between collaboration arrangement participants should be accounted for as revenue under ASC Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2020. Early adoption is permitted. The Company is in the process of assessing the impact of this new guidance on its consolidated financial statements and disclosures.

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

Under the Janssen License and Collaboration Agreement, the Company granted to Janssen an exclusive worldwide license to develop, manufacture and commercialize PTG-200 and related IL-23R compounds for all indications, including CD and UC. The Company is responsible, at its own expense, for the conduct of the Phase 1 clinical trial for PTG-200, and Janssen will be responsible for the conduct of a potential Phase 2 clinical trial for PTG-200 in CD, including filing the Investigational New Drug application (“IND”). All such clinical trials will be conducted in accordance with a mutually agreed upon clinical development plan and budget. Development costs for the Phase 2 clinical trial will be shared between the parties on an 80%/20% basis, with Janssen assuming the larger share. Should Janssen elect to retain its license following completion of the Phase 2 clinical trial, it will be responsible, at its own expense, for the manufacture, continued development of, seeking regulatory approval for, and commercialization of PTG-200 worldwide. The parties’ development activities under the Janssen License and Collaboration Agreement through the Phase 2 clinical trial will be overseen by a joint governance structure which will have equal representation by both parties unless both parties mutually agree to disband such structure or the Company has provided written notice to Janssen of its intention to disband and no longer participate in such structure.

The Company is eligible to receive a $25.0 million payment upon Janssen’s filing of the IND. Following the conclusion of the planned Phase 2a portion of the Phase 2 clinical trial, if Janssen elects to maintain its license rights and continue the development of PTG-200 in the Phase 2b portion of such clinical trial (the “First Opt-in Election”), the Company would be eligible to receive a $125.0 million payment. Following the conclusion of the planned Phase 2b portion of the Phase 2 clinical trial, if Janssen elects again to maintain its license rights (the “Second Opt-in Election”), the Company would be eligible to receive a $200.0 million payment. In addition to the opt-in fees, the Company would be eligible to receive potential development, regulatory and sales milestone payments of up to an aggregate of $590.0 million, and tiered royalties paid as a percentage of Janssen’s worldwide net sales at rates ranging from ten to the mid-teens, with certain customary reductions under certain circumstances. If Janssen does not make either the First Opt-in Election or the Second Opt-in Election, the Janssen License and Collaboration Agreement will terminate. If Janssen does not make the Second Opt-in Election, or if at any time after the Second Opt-in Election, Janssen terminates the Janssen License and Collaboration Agreement, the Company would be obligated to pay Janssen a low single-digit royalty on worldwide net sales of PTG-200. The Company would also have an option to provide up to 30% of the required U.S. details for PTG-200 to prescribers, using its own sales force personnel, upon commercial launch in the United States. If such right is exercised by the Company, the Company’s detailing costs would be reimbursed by Janssen at a mutually agreed cost per primary detailing equivalent.

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

Specifically, the Company’s development, manufacturing and commercialization license can only provide benefit to Janssen in combination with the Company’s development services in the Phase 1 study. The intellectual property (“IP”) related to the peptide technology platform, which is proprietary to the Company, is the foundation for the development activities related to the treatment for CD. The compound supply services are a necessary and integral part of the development services as they could only be conducted utilizing the outcomes of these services. Given the development services under the Janssen License and Collaboration Agreement are expected to involve significant further development of the initial IP, the Company has concluded that the development and compound supply services are not distinct from the license, and thus the license, development services and compound supply services are combined into a single performance obligation. The nature of the combined performance obligation is to provide development and compound supply services to Janssen under the arrangement.

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

The Company determined that the transaction price of the Janssen License and Collaboration Agreement was $60.7 million as of December 31, 2018, an increase of $6.8 million from the transaction price of $53.9 million as of December 31, 2017. In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. The Company determined that the $50.0 million upfront payment, the $25.0 million payment payable upon filing of the IND, which is fully constrained as of December 31, 2018 and December 31, 2017, and $10.7 million of estimated variable consideration for cost-sharing payments from Janssen for agreed upon services related to Phase 2 activities as of December 31, 2018 constituted consideration to be included in the transaction price, which is to be allocated to the combined performance obligation. The increase in the transaction price from December 31, 2017 was due to an increase in variable consideration related to compound supply services and was recognized as a cumulative catch-up adjustment. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

As part of the evaluation for determining that the $25.0 million payment upon filing of the IND is fully constrained as of December 31, 2018, the Company considered several factors, including the stage of development of PTG-200 and that achievement of the milestone is outside of the Company’s control, and concluded that the filing of the IND is not probable at December 31, 2018. If and when the filing of the IND becomes probable, the $25.0 million payment will be constrained by contra revenue amounts for payments that the Company expects to make for 20% of the cost of Phase 2 activities to be performed by Janssen. The additional potential development, regulatory and sales milestone payments of up to an aggregate of $590.0 million after the completion of Phase 2a activities that the Company is eligible to receive are outside the contract term and as such have been excluded from the transaction price. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Janssen and therefore have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

The Company uses the most likely amount method to determine variable consideration. Variable consideration for cost-sharing payments related to agreed upon services for Phase 2 activities that the Company performs within the duration of the contract are included in the transaction price at an amount equal to 80% of the estimated budgeted costs for these activities, including primarily internal full-time equivalent effort and third party contract costs. The Company is responsible for 20% of the development costs for the Phase 2 clinical trial. Accordingly, a significant portion of this work is expected to be performed by Janssen. Because the Phase 2 clinical trial activity is related to the license, it is not capable of being distinct. This is because both the Company and Janssen cannot benefit from these activities absent the Phase 1 activities. As the Phase 2 activities for which the Company will share 20% of the costs are not capable of being distinct and are not separately identifiable within the context of the contract, they are not a distinct service that Janssen transfers to the Company. Therefore, the consideration payable to Janssen is accounted for as a reduction in the transaction price. The Company and Janssen make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the overall shared costs incurred. The Company accounts for cost-sharing payments from Janssen as increases in license and collaboration revenue in its consolidated statements of operations, while cost-sharing payments to Janssen are accounted for as reductions in license and collaboration revenue, or contra-revenue. Costs incurred by the Company related to agreed upon services for Phase 2 activities under the Janssen License and Collaboration Agreement are recorded as research and development expenses in its consolidated statements of operations.

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

The Company concluded that it will utilize a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Janssen. In applying the cost-based input methods of revenue recognition, the Company uses actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of internal full-time equivalent effort and third-party contract costs. Revenue will be recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the Company’s performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

For the year ended December 31, 2018, the Company recognized $30.9 million of license and collaboration revenue. This amount included $30.8 million of the transaction price for the Janssen License and Collaboration Agreement recognized based on proportional performance, and $0.1 million, net, for other services related to Phase 2 activities performed by the Company on behalf of Janssen that are not included in the performance obligations identified under the Janssen License and Collaboration Agreement.

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

The following table presents changes in the Company’s contract assets and liabilities for the years ended December 31, 2018 and 2017 (in thousands):

	Balance at			Balance at
	Beginning of			End of
Year Ended December 31, 2018	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$1,816	$6,665	$(6,439)	$2,042
Contract asset - related party	$—	$2,545	$—	$2,545
Contract liabilities:
Deferred revenue - related party	$31,752	$7,296	$(30,825)	$8,223
Payable to collaboration partner - related party	$—	$1,574	$(513)	$1,061

	Balance at			Balance at
	Beginning of			End of
Year Ended December 31, 2017	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$—	$51,816	$(50,000)	$1,816
Contract liabilities:
Deferred revenue - related party	$—	$50,708	$(18,956)	$31,752

Deferred revenue related to the Janssen License and Collaboration Agreement was $8.2 million as of December 31, 2018, and was comprised of the $50.0 million upfront payment and $8.0 million of cost sharing payments from Janssen for agreed upon services for Phase 2a activities, less $49.8 million of license and collaboration revenue recognized from the effective date of the contract. Deferred revenue will be recognized as the combined performance obligation is satisfied. The Company recorded a $2.0 million receivable from collaboration partner as of December 31, 2018 for cost sharing amounts payable from and billed to Janssen and a $2.5 million contract asset for unbilled cost sharing amounts payable from Janssen. The Company also recorded a $1.1 million payable to collaboration partner as of December 31, 2018 for cost sharing amounts payable to Janssen.

Deferred revenue related to the Janssen License and Collaboration Agreement of $31.8 million as of December 31, 2017 was comprised of the $50.0 million upfront payment and $0.7 million of cost sharing payments from Janssen for agreed upon services for Phase 2 activities, less $19.0 million of license and collaboration revenue recognized from the effective date of the contract. The Company also recorded a $1.8 million receivable from collaboration partner as of December 31, 2017 for cost sharing amounts payable from Janssen.

During the year ended December 31, 2018, the Company recognized $23.5 million in revenue from the deferred revenue contract liability balance at the beginning of the year. During the year ended December 31, 2017, the Company did not recognize any revenue from amounts included in the contract asset and the contract liability balances at the beginning of the year or from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill the contract were capitalized.

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

The following table presents the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$25,390	$—	$—	$25,390
Corporate bonds	—	8,989	—	8,989
Commercial paper	—	59,730	—	59,730
Government bonds	—	33,394	—	33,394
Total financial assets	$25,390	$102,113	$—	$127,503

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$48,704	$—	$—	$48,704
Corporate bonds	—	6,247	—	6,247
Commercial paper	—	58,524	—	58,524
Government bonds	—	40,303	—	40,303
Total financial assets	$48,704	$105,074	$—	$153,778

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

Note 5.    Balance Sheet Components

Cash Equivalents and Available-for-sale Securities

Cash equivalents and available-for-sale securities consisted of the following (in thousands):

	December 31, 2018
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$25,390	$—	$—	$25,390
Corporate bonds	8,997	—	(8)	8,989
Commercial paper	59,730	—	—	59,730
Government bonds	33,423	—	(29)	33,394
Total cash equivalents and available-for-sale securities	$127,540	$—	$(37)	$127,503
Classified as:
Cash equivalents				$80,883
Available-for-sale securities - current				46,620
Total cash equivalents and available-for-sale securities				$127,503

	December 31, 2017
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$48,704	$—	$—	$48,704
Corporate bonds	6,254	—	(7)	6,247
Commercial paper	58,524	—	—	58,524
Government bonds	40,428	—	(125)	40,303
Total cash equivalents and available-for-sale securities	$153,910	$—	$(132)	$153,778
Classified as:
Cash equivalents				$104,348
Available-for-sale securities - current				37,972
Available-for-sale securities - noncurrent				11,458
Total cash equivalents and available-for-sale securities				$153,778

All available-for-sale securities - current held as of December 31, 2018 and 2017 had contractual maturities of less than one year. All available securities -  noncurrent held as of December 31, 2017 had contractual maturities of at least one year but less than two years. There were no material realized gains or realized losses from sales of available-for-sale securities for the periods presented.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2018	2017
Prepaid clinical and research related expenses	$686	$2,324
Prepaid insurance	438	378
Other prepaid expenses	1,005	936
Other receivable	495	135
Prepaid expenses and other current assets	$2,624	$3,773

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Laboratory equipment	$2,533	$2,177
Furniture and computer equipment	338	270
Leasehold improvements	67	26
Total property and equipment	2,938	2,473
Less: accumulated depreciation and amortization	(2,077)	(1,594)
Property and equipment, net	$861	$879

Depreciation expense for the years ended December 31, 2018, 2017, and 2016 was $527,000,  $406,000 and $317,000, respectively. As of December 31, 2018, 2017 and 2016, $200,  $1,200 and $8,000, respectively, of property and equipment, net, was located in Australia. The remainder of the Company’s property and equipment is located in the United States.

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued clinical and research related expenses	$7,781	$6,437
Accrued employee related expenses	2,726	2,718
Accrued milestone payment to former collaboration partner	500	—
Accrued professional service fees	61	267
Other	95	124
Total accrued expenses and other payables	$11,163	$9,546

Note 6.    Research Collaboration and License Agreement

In October 2013, the Company’s former collaboration partner decided to abandon a collaboration program with the Company and, pursuant to the terms of the agreement between the Company and the former collaboration partner, the Company elected to assume responsibility for the development and commercialization of the product. Upon the former collaboration partner’s abandonment, it assigned to the Company certain intellectual property arising from the collaboration and also granted the Company an exclusive license to certain background intellectual property rights of the former collaboration partner that relate to the products acquired by the Company. The nomination of PTG‑300 as a development candidate triggered a $250,000 payment from the Company to the former collaboration partner. The initiation of a Phase 1 clinical trial for PTG‑300 triggered an additional $250,000 payment from the Company to the former collaboration partner. The initiation of a Phase 2 clinical trial for PTG-300 triggered an additional $500,000 payment obligation to the former collaboration partner. The Company has the right, but not the obligation, to further develop and commercialize the product and, if the Company successfully develops and commercializes PTG‑300 without a partner, the Company will pay to the former collaboration partner up to an additional aggregate of $128.0 million for the achievement of certain development, regulatory and sales milestone events. In addition, the Company will pay to the former collaboration partner a low single digit royalty on worldwide net sales of the product until the later of ten years from the first commercial sale of the product or the expiration of the last patent covering the product. For each of the years ended December 31, 2018, 2017 and 2016, the Company recorded research and development expense of $500,000,  $250,000 and $250,000 under this agreement.

Note 7.    Government Programs

Research and Development Tax Incentive

The Company recognized AUD 2.1 million ($1.6 million), AUD 1.7 million ($1.3 million) and AUD 5.3 million ($4.0 million) as a reduction of research and development expenses for the years ended December 31, 2018, 2017 and 2016, respectively, in connection with the research and development tax incentive from Australia. As of December 31, 2018 and 2017, the research and development tax incentive receivable was AUD 2.0 million ($1.4 million) and AUD 1.7 million ($1.3 million), respectively.

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

In September 2018, the Company was awarded a Phase 2  SBIR Grant from the NHLBI of the NIH in support of research aimed at developing the Company’s novel hepcidin mimetic PTG-300 for the potential treatment of chronic anemia and iron overload in rare blood disorders, including beta-thalassemia. The total grant award was $1.5 million and is for the period from September 2018 to August 2020.

The Company recognizes a reduction to research and development expenses when expenses related to the grants have been incurred and the grant funds become contractually due from NIH. The Company recorded $663,000, $182,000 and $169,000 as a reduction of research and development expenses for the years ended December 31, 2018, 2017 and 2016, respectively. The Company recorded a receivable for $309,000 and $58,000 as of December 31, 2018 and 2017, respectively, to reflect the eligible costs incurred under the grants that are contractually due to the Company, and such amounts are included in prepaid expenses and other current assets on the consolidated balance sheets.

Note 8.    Commitments and Contingencies

Lease Arrangements

In March 2017, the Company entered into a lease agreement for office and laboratory space located in Newark, California. The Company relocated its operations to the new facility in May 2017. The Company provided the landlord with a $450,000 letter of credit collateralized by restricted cash as security deposit for the lease, which expires in May 2024. The Company is entitled to tenant improvement allowances of approximately $469,000.  The Company records tenant improvement allowances as deferred rent when funds are received and associated capital expenditures as leasehold improvements that will be amortized over the shorter of their useful life or the remaining term of the lease.

The following table summarizes the Company’s future minimum lease payments related to the Newark facility as of December 31, 2018 (in thousands):

Year Ending December 31:	Amount
2019	$1,941
2020	2,000
2021	2,059
2022	2,121
2023	2,185
Thereafter	922
Total	$11,228

The Company’s rent expense was $1.9 million,  $1.4 million and $408,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Rent expense is recognized on a straight-line basis over the term of the lease and accordingly, the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

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

Note 9.    Preferred Stock Warrants

In connection with its Series B redeemable convertible preferred stock financing, the Company issued warrants to purchase 4,000,000 shares of Series B redeemable convertible preferred stock at an exercise price of $0.01 per share.

These warrants became exercisable only when certain milestones were met on programs begun as a result of collaborations entered into in 2011 and 2012.

In March 2016, the Company made a public announcement related to a preclinical candidate which triggered the achievement of a milestone and warrants to purchase 2,000,000 shares of Series B redeemable convertible preferred stock became exercisable as of that date. In April 2016, 1,999,998 shares of Series B redeemable convertible preferred stock were issued for cash proceeds of $20,000 in connection with the exercise of warrants. Immediately prior to the exercise of the warrants, the fair value of the warrants was remeasured at $1.0 million, determined using a hybrid method of the Option Pricing Model with a 67% weighted value per share and the probability-weighted expected return method (“PWERM”) with a 33% weighted value per share.. Upon the exercise of warrants, the redeemable convertible preferred stock warrant liability of $1.0 million was reclassified to redeemable convertible preferred stock.

In May 2016, the remaining warrants for the purchase of 2,000,000 shares of Series B redeemable convertible preferred stock expired unexercised.

The Company recorded a charge of $525,000 for the year ended December 31, 2016, representing the increase in the fair value of the redeemable convertible preferred stock warrant liability in the consolidated statements of operations. There were no such charges incurred for the years ended December 31, 2018 and 2017.

Note 10.    Redeemable Convertible Preferred Stock

In April 2016, 1,999,998 shares of Series B redeemable convertible preferred stock were issued in connection with the exercise of warrants for cash proceeds of $20,000.

Following the closing of the IPO, all outstanding shares of the redeemable convertible preferred stock converted into 8,577,571 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of redeemable convertible preferred stock outstanding as of December 31, 2018 or 2017.

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

The Company recorded $558,000 for the accretion of the redeemable convertible preferred stock during the year ended December 31, 2016. The accretion was recorded as an offset to the additional paid-in capital until such balance was depleted and any remaining accretion was recorded to accumulated deficit. There were no such charges incurred for the years ended December 31, 2018 and 2017.

Note 11.    Redeemable Convertible Preferred Stock Tranche Liability

In July 2015, the Company entered into the Series C Preferred Stock Purchase Agreement (“the Series C Agreement”) for the issuance of up to 80,337,411 shares of Series C redeemable convertible preferred stock at a price of $0.4979 per share, in multiple closings. The initial closing occurred on July 10, 2015, whereby 35,147,617 shares of Series C redeemable convertible preferred stock were issued for gross proceeds of $17.5 million. According to the initial terms of the Series C Agreement, the Company could issue 45,189,794 additional shares under the same terms as the initial closing, in a subsequent closing (“Series C Second Tranche”) contingent upon the achievement of certain development milestones.

On the date of the initial closing, the Company recorded a Series C redeemable convertible preferred stock liability of $1.0 million, as the fair value of the obligation/right to complete the Series C Second Tranche. At December 31, 2015, the fair value of the Series C redeemable convertible preferred stock tranche liability was determined to be $1.6 million using a one-step binomial lattice model in combination with the Option Pricing Model.

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

For the year ended December 31, 2016,  the Company recorded a charge of $4.2 million for the change in the fair value of the redeemable convertible preferred stock liability in the consolidated statements of operations. There were no such charges incurred for the years ended December 31, 2018 and 2017.

Note 12.    Equity Plans

Equity Incentive Plan

In May 2007, the Company established the 2007 Stock Option and Incentive Plan (“2007 Plan”) which provided for the granting of stock options to employees and consultants of the Company. Options granted under the 2007 Plan were either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs were granted only to Company employees (including officers and directors who are also employees). NSOs were granted to Company employees and consultants. Options under the 2007 Plan have a term of ten years and generally vest over a four-year period with one-year cliff vesting.

In July 2016, the Company’s board of directors and stockholders approved the 2016 Equity Incentive Plan (“2016 Plan”) to replace the 2007 Plan, which became effective upon the IPO. Under the 2016 Plan, 1,200,000 shares of the Company’s common stock were initially reserved for the issuance of stock options, restricted stock units and other awards to employees, directors and consultants. Pursuant to the “evergreen” provision contained in the 2016 Plan, the number of shares reserved for issuance under the 2016 Plan automatically increases on January 1 of each year, starting on January 1, 2017 and continuing through (and including) January 1, 2026, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding fiscal year, or a lesser number of shares determined by the Company’s board of directors. Upon adoption of the 2016 Plan, no additional stock awards were issued under the 2007 Plan. Options granted under the 2007 Plan that were outstanding on the date the 2016 Plan became effective remain subject to the terms of the 2007 Plan. The number of options available for grant under the 2007 Plan was ceased and the number was added to the common stock reserved for issuance under the 2016 Plan. As of December 31, 2018, approximately 177,473 shares of common stock were available for issuance under the 2016 Plan.

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

Inducement Plan

In May 2018, the Company’s board of directors approved the 2018 Inducement Plan, a non-stockholder approved stock plan, under which it reserved and authorized up to 750,000 shares of the Company’s common stock in order to award options and restricted stock unit awards to persons that were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company, within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. The 2018 Inducement Plan is administered by the board of directors or the Compensation Committee of the board, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2018 Inducement Plan expire no later than ten years from the date of grant. As of December 31, 2018, approximately 645,000 shares were available for issuance under the 2018 Inducement Plan.

Stock Options

Activity under the Company’s equity incentive plans is set forth below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life (years)	Value (1)
				(in millions)
Balances at December 31, 2015	833,178	$1.33	8.56
Options granted	1,679,979	14.24
Options exercised	(119,328)	1.28
Balances at December 31, 2016	2,393,829	10.39	8.79
Options granted	493,500	13.20
Options exercised	(257,858)	1.84
Options forfeited	(191,320)	15.00
Balances at December 31, 2017	2,438,151	11.51	8.26
Options granted	1,067,400	13.17
Options exercised	(143,358)	2.78
Options forfeited	(183,752)	15.46
Balances at December 31, 2018	3,178,441	$12.23	7.52	$3.5
Options exercisable – December 31, 2018	1,475,083	$11.07	6.98	$2.6
Options vested and expected to vest – December 31, 2018	3,178,441	$12.23	7.52	$3.5

____________________

(1) The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on December 31, 2018. The calculation excludes options with an exercise price higher than the closing price of the Company’s common stock on December 31, 2018.

The aggregate intrinsic value of options exercised was $1.3 million, $3.5 million and $169,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

During the years ended December 31, 2018, 2017 and 2016, the estimated weighted-average grant-date fair value of common stock underlying options granted was $8.12,  $7.74 and $8.20 per share, respectively.

Employee Stock Options Valuation

The fair value of employee and non-employee director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2018	2017	2016
Expected term (in years)	5.49 - 6.08	5.50 - 6.08	4.16 - 5.95
Expected volatility	62.0% - 66.5%	61.6% - 65.4%	62.5% - 64.8%
Risk-free interest rate	2.42% - 3.03%	1.88 - 2.24%	1.27% - 1.79%
Dividend yield	—	—	—

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

Stock Options Granted to Non-employees

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The fair value of the stock options granted to non-employees was calculated at each reporting date using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2018	2017	2016
Expected term (in years)	7.48 - 7.67	6.97 - 7.40	6.59 - 9.97
Expected volatility	64.4% - 67.8%	61.7% - 65.4%	62.5% - 62.8%
Risk-free interest rate	2.61% - 3.02%	2.17% - 2.33%	1.29% - 1.79%
Dividend yield	—	—	—

During the years ended December 31, 2018 and 2016, the Company granted 42,950 and 59,647 shares, respectively, to non-employee consultants. No options were granted to non-employee consultants during the year ended December 31, 2017. The Company recorded stock-based compensation expense for non-employee awards during the years ended December 31, 2018, 2017 and 2016 of $36,000,  $263,000 and $505,000, respectively.

Restricted Stock Units

During the year ended December 31, 2018, the Company began issuing restricted stock units under the 2016 Plan. A restricted stock unit is an agreement to issue shares of the Company’s common stock at the time of vesting. Restricted stock units annual refresher awards vest in four equal installments on approximately the first, second, third and fourth anniversaries of the grant date. Restricted stock unit incentive awards granted during 2018 vest in three equal installments at six months intervals over a period of 18 months.

Restricted stock unit activity under the Company’s equity incentive plans is set forth below:

Un
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2017	—	—
Restricted stock units granted	426,025	$10.53
Restricted stock units forfeited	(7,575)	15.36
Unvested at December 31, 2018	418,450	$10.45

Stock-based compensation expense associated with restricted stock units is based on the fair value of the Company’s common stock on the grant date, which equals the closing market price of the Company’s common stock on the grant date. For restricted stock units, the Company recognizes compensation expense over the vesting period of the awards that are ultimately expected to vest.

Employee Stock Purchase Plan

In July 2016, the Company’s board of directors and stockholders approved the 2016 Employee Stock Purchase Plan (“2016 ESPP”), which became effective upon the IPO. The 2016 ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Company’s board of directors and the Compensation Committee of the board of directors. Under the 2016 ESPP, 150,000 shares of the Company’s common stock were initially reserved for employee purchases of the Company’s common stock. Pursuant to the “evergreen” provision contained in the 2016 ESPP, the number of shares reserved for issuance automatically increases on January 1 of each year, starting on January 1, 2017 and continuing through (and including) January 1, 2026 by the lesser of  (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding fiscal year (ii) 300,000 shares, or (iii) such other number of shares determined by the board of directors. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period. As of December 31, 2018,  102,950 shares have been issued, and 425,155 shares are available for issuance.

The fair value of the rights granted under the 2016 ESPP was calculated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected term (in years)	0.50	0.50	0.60
Expected volatility	49.0% - 63.4%	52.4%	52.5%
Risk-free interest rate	1.89% - 2.32%	0.89% - 1.16%	0.45%
Dividend yield	—	—	—

Stock-Based Compensation

Total stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development	$3,424	$2,008	$1,080
General and administrative	3,495	2,233	1,050
Total stock-based compensation expense	$6,919	$4,241	$2,130

As of December 31, 2018, total unrecognized stock-based compensation expense was $15.6 million, which the Company expects to recognize over a period of approximately 2.1 years.

Note 13.    401(k) Plan

In March 2012, the Company adopted a retirement and savings plan under Section of 401(k) of Internal Revenue Code (the “401(k) Plan”) covering all employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company does not make matching contributions to the 401(k) Plan on behalf of participants.

Note 14.    Income Taxes

The Company recorded an income tax benefit of $0.8 million for the year ended December 31, 2018 from the recognition of deferred tax assets in Protagonist Australia, the Company’s Australian subsidiary. The Company believes these deferred tax assets will be realized in the future due to expected profitability for this subsidiary.

No provision for income taxes was recorded for the years ended December 31, 2017 and 2016. The Company had incurred net operating losses and did not reflect any benefit of operating loss carryforwards in the consolidated financial statements for those years. The Company continues to maintain a valuation allowance against its U.S. deferred tax assets due to the uncertainty surrounding the realization of such assets.

The following table presents domestic and foreign components of net loss before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$(37,511)	$(34,556)	$(34,977)
Foreign	(2,212)	(2,401)	(2,200)
Net loss before income taxes	$(39,723)	$(36,957)	$(37,177)

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory income tax rate	21.0%	34.0%	34.0%
State taxes, net of federal benefit	7.0	0.5	6.5
Warrant revaluation	—	—	(4.3)
Research credit	(1.3)	2.6	1.8
Foreign tax rate difference	0.4	(1.2)	(1.6)
Change in tax law	—	(31.2)	—
Change in valuation allowance	(22.2)	(5.2)	(36.0)
Other	(2.9)	0.5	(0.4)
Provision for income taxes	2.0%	—%	—%

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the tax effect of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act’s enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). In accordance with SAB 118, the Company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. The impact of the Tax Act was finalized during the year ended December 31, 2018 and no change was made from the previously reported provisional transition tax amount of zero.

The components of the deferred tax assets are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$27,704	$21,682
Depreciation and amortization	269	339
Accruals/other	2,455	1,322
Research and development credits	4,270	2,544
Total deferred tax assets	34,698	25,887
Valuation allowance	(34,040)	(25,887)
Net deferred tax assets	$658	$—

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. The Company has established a valuation allowance to offset U.S. deferred tax assets as of December 31, 2018 and 2017 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The valuation allowance increased by approximately $8.2 million, $1.9 million and $13.4 million during the years ended December 31, 2018, 2017 and 2016, respectively. The change in valuation is due to an increase in net operating loss carryforwards incurred during the year, partially offset by a release of the $1.5 million valuation allowance related to Protagonist Australia. The increases in the valuation allowance for the years ended December 2018 and 2016 primarily related to the increase in net operating loss carryforwards incurred during the respective taxable years. The increase in valuation allowance for the year ended December 31, 2017 was primarily related to the increase in net operating loss carryforwards generated during the year, partially offset by a decrease in the deferred tax assets related to the reduction of the U.S. corporate income tax rate as provided in the Tax Act.

At December 31, 2018, the Company had net operating loss carryforwards for federal income tax purposes of approximately $109.1 million, $78.7 million of which are available to offset future taxable income, if any, through 2037 and $30.4 million of which do not expire. At December 31, 2018, the Company had net operating loss carryforwards for state income tax purposes of approximately $97.1 million which are available to offset future taxable income, if any, through 2038.

At December 31, 2018, the Company also had accumulated Australian tax losses of AUD 13.9 million ($9.8 million) available for carry forward against future earnings which, under relevant tax laws, do not expire but may be limited under certain circumstances.

As of December 31, 2018, the Company had $4.0 million of federal and $2.2 million of state research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2035, if not utilized. The state research and development tax credits have no expiration date.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change may be significantly reduced. Based on a review of the Company’s equity transactions since inception, the Company believes a portion of its net operating loss carryforwards and credit carryforwards may be limited due to certain of its equity financing transactions.

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense, as necessary.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$5,414	$2,131	$805
Increase based on tax positions related to prior years	108	—	707
Increase based on tax positions related to current year	3,944	3,283	619
Balance at end of year	$9,466	$5,414	$2,131

At December 31, 2018, the Company had unrecognized tax benefits of $9.5 million, of which $2.7 million would affect the effective tax rate if recognized and $6.8 million is subject to a valuation allowance and would not affect the effective tax rate if recognized.

The Company files income tax returns in the United States federal jurisdiction, the State of California and Australia. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. The Company’s tax returns for 2014 through 2018 remain open for examination due to the carryover of unused net operating losses and tax credits.

Note 15.    Net Loss per Share Attributable to Common Stockholders

As the Company had net losses for the years ended December 31, 2018, 2017 and 2016, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(38,924)	$(36,957)	$(37,177)
Accretion of redeemable convertible preferred stock	—	—	(558)
Net loss	$(38,924)	$(36,957)	$(37,735)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	22,364,515	17,694,505	6,501,796
Net loss per shares, basic and diluted	$(1.74)	$(2.09)	$(5.80)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share calculations for the years ended December 31, 2018, 2017 and 2016 because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2018	2017	2016
Options to purchase common stock	3,178,441	2,438,151	2,393,829
Common stock warrants	2,750,000	—	—
Restricted stock units	418,450	—	—
ESPP shares	52,134	24,938	—
Total	6,399,025	2,463,089	2,393,829

Note 16.    Supplementary Financial Data (unaudited)

The following table presents the selected quarterly financial data for the years ended December 31, 2018 and 2017 (in thousands, except per share amounts):

	Consolidated Statements of Operations
	Quarter Ended
	March 31	June 30	September 30	December 31
2018
License and collaboration revenue - related party	$10,781	$11,674	$6,117	$2,353
Loss from operations	$(8,229)	$(9,239)	$(9,389)	$(15,412)
Net loss	$(7,661)	$(8,663)	$(8,735)	$(13,865)
Net loss per share of common stock, basic and diluted (1)	$(0.36)	$(0.41)	$(0.38)	$(0.57)
2017
License and collaboration revenue - related party	$—	$—	$8,781	$11,282
Loss from operations	$(14,273)	$(15,131)	$(4,980)	$(3,513)
Net loss	$(14,101)	$(14,979)	$(4,825)	$(3,052)
Net loss per share of common stock, basic and diluted (1)	$(0.84)	$(0.89)	$(0.29)	$(0.15)

_________________

(1) Net loss per share amounts for the 2018 and 2017 quarters and full years have been computed separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the weighted average shares outstanding during each period.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of disclosure controls and procedures

Management, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of December 31, 2018. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer has concluded that our disclosure controls and procedures as of December 31, 2018 were effective at the reasonable assurance level.

Management’s annual report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the criteria set forth in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

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

Item 11.Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

Item 14.Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

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

(3)	EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form 10‑K.

EXHIBIT INDEX

		Incorporation By Reference
Exhibit						Filed
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8‑K	001-37852	3.1	8/16/2016
3.2	Amended and Restated Bylaws	S‑1/A	333-212476	3.2	8/1/2016
4.1	Specimen stock certificate evidencing the shares of common stock	S‑1/A	333-212476	4.1	8/1/2016
4.2	Third Amended and Restated Investor Rights Agreement, by and among Protagonist Therapeutics, Inc. and the stockholders named therein, dated July 31, 2016.	S‑1/A	333-212476	4.2	8/1/2016
4.3	Form of Indenture	S-3	333-220314	4.5	9/1/2017
4.4	Form of Class A Common Stock Purchase Warrant	8-K	001-37852	4.1	8/7/2018
4.5	Form of Class B Common Stock Purchase Warrant	8-K	001-37852	4.2	8/7/2018
4.6	Form of Warrant	8-K	001-37852	4.1	12/31/2018
10.1+	Protagonist Therapeutics, Inc. 2007 Stock Option and Incentive Plan, as amended and restated, and form of option agreement, exercise notice, joinder, and adoption agreement thereunder.	S‑1	333-212476	10.1	7/11/2016

		Incorporation By Reference
Exhibit						Filed
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.2+	Protagonist Therapeutics, Inc. 2016 Equity Incentive Plan and forms of stock option grant notice, option agreement, notice of exercise, restricted stock unit grant notice and restricted stock unit agreement thereunder.	S‑1/A	333-212476	10.2	8/1/2016
10.3+	Protagonist Therapeutics, Inc. 2016 Employee Stock Purchase Plan.	S‑1/A	333-212476	10.3	8/1/2016
10.4+	Form of Indemnity Agreement for Directors and Officers.	S‑1/A	333-212476	10.4	8/1/2016
10.5+	Protagonist Therapeutics, Inc. 2018 Inducement Plan, form of stock option grant notice, form of option agreement, form of restricted stock unit grant notice and form of restricted stock unit agreement	S-8	333-225294	99.1	5/30/2018
10.6	Lease, dated September 30, 2013, by and between the Registrant and Berrueta Family Partnership.	S‑1	333-212476	10.5	7/11/2016
10.7	First Amendment to Lease, dated March 24, 2014, by and between the Registrant and Berrueta Family Partnership.	S‑1	333-212476	10.6	7/11/2016
10.8	Second Amendment to Lease, dated May 4 2015, by and between the Registrant and Berrueta Family L.P.	S‑1	333-212476	10.7	7/11/2016
10.9	Third Amendment to Lease, dated August 11, 2015, by and between the Registrant and Berrueta Family L.P.	S‑1	333-212476	10.8	7/11/2016
10.10	Lease, dated March 6, 2017, by and between the Registrant and BMR-Pacific Research Center LP.	10-K	001-37852	10.9	3/7/2017
10.11+	Severance Agreement, dated August 1, 2016, by and between the Registrant and Dinesh Patel.	S‑1/A	333-212476	10.9	8/1/2016
10.12+	Severance Agreement, dated August 1, 2016, by and between the Registrant and David Y. Liu, Ph.D.	S‑1/A	333-212476	10.10	8/1/2016
10.13+	Severance Agreement, dated August 1, 2016, by and between the Registrant and Tom O’Neil.	S‑1/A	333-212476	10.12	8/1/2016
10.14+	Severance Agreement, dated August 1, 2016, by and between the Registrant and Richard Shames, M.D.	S‑1/A	333-212476	10.13	8/1/2016
10.15+	Employment Offer Letter, dated May 21, 2018, by and between the Registrant and Samuel Saks, M.D.	10-Q	001-37852	10.2	8/7/2018
10.16†	Research and Collaboration Agreement, dated June 16, 2012, by and among the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S‑1	333-212476	10.17	7/11/2016

		Incorporation By Reference
Exhibit						Filed
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.17†	Contract Extension Letter of Agreement, dated June 1, 2013, by and among the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S‑1	333-212476	10.18	7/11/2016
10.18†	Agreement on Addition of Additional Collaboration Program, dated September 16, 2013, by and among the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S‑1	333-212476	10.19	7/11/2016
10.19†	Protagonist Assumption of Responsibility, dated January 28, 2014, by and between the Registrant and Zealand Pharma A/S.	S‑1	333-212476	10.20	7/11/2016
10.20†	Agreement to Assign Patent Applications, dated February 7, 2014, by and between the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S‑1	333-212476	10.21	7/11/2016
10.21†	Abandonment Agreement, dated February 28, 2014, by and among the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S‑1	333-212476	10.22	7/11/2016
10.22†	Exclusive License and Collaboration Agreement, dated May 26, 2017, by and between the Registrant and Janssen Biotech, Inc.	8-K/A	001-37852	10.1	7/31/2017
10.23	Sales Agreement, dated September 1, 2017, by and between the Registrant and Cantor Fitzgerald & Co.	S-3	333-220314	1.2	9/1/2017
10.24	Registration Rights Agreement, dated August 8, 2018, by and between the Registrant and certain parties identified on the signature pages thereto	8-K	001-37852	4.3	8/7/2018
10.25	Securities Purchase Agreement, dated August 6, 2018, by and between the Registrant and certain purchasers identified on the signature pages thereto	S-3	333-227216	10.1	9/7/2018
10.26	Exchange Agreement, dated December 21, 2018, by and between the Registrant and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P. and Biotechnology Value Trading Fund OS, L.P.	8-K	001-37852	10.1	12/31/2018
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included in signature page of this Form 10‑K)					X

Incorporation By Reference
Exhibit						Filed
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*

Certification of Chief Executive Officer, as required by Rule 13a‑14(b) or Rule 15d‑14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

PROTAGONIST THERAPEUTICS, INC.

Date: March 12, 2019	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dinesh V. Patel and Niall Murphy, and each of them, his true and lawful attorneys-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or any of them or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dinesh V. Patel, Ph.D.	President, Chief Executive Officer and Director	March 12, 2019
Dinesh V. Patel, Ph.D.	(Principal Executive Officer and Principal Financial Officer)

/s/ Niall Murphy	Vice President, Corporate Controller	March 12, 2019
Niall Murphy	(Principal Accounting Officer)

/s/ Harold E. Selick, Ph.D.	Chairman of the Board of Directors	March 12, 2019
Harold E. Selick, Ph.D.

/s/ Bryan Giraudo	Director	March 12, 2019
Bryan Giraudo

/s/ Chaitan Khosla, Ph.D.	Director	March 12, 2019
Chaitan Khosla, Ph.D.

/s/ Sarah Noonberg, M.D., Ph.D.	Director	March 12, 2019
Sarah Noonberg, M.D., Ph.D.

/s/ Armen B. Shanafelt, Ph.D.	Director	March 12, 2019
Armen B. Shanafelt, Ph.D.

/s/ William D. Waddill	Director	March 12, 2019
William D. Waddill

/s/ Lewis T. Williams, M.D., Ph.D.	Director	March 12, 2019
Lewis T. Williams, M.D., Ph.D.