Form 10-Q
period 2019-03-31
Protagonist Therapeutics, Inc
filed 2019-05-08
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act of 1934).     Yes  ◻    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001	PTGX	The Nasdaq Stock Market, LLC

As of April 30, 2019, there were 23,396,033 shares of the registrant’s Common Stock, par value $0.00001 per share, outstanding.

PROTAGONIST THERAPEUTICS, INC.

FORM 10‑Q

PART I. – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$70,077	$82,233
Restricted cash - current	10	10
Available-for-sale securities	42,469	46,620
Receivable from collaboration partner and contract asset - related party	5,061	4,587
Research and development tax incentive receivable	1,876	1,429
Prepaid expenses and other current assets	3,502	2,624
Total current assets	122,995	137,503
Property and equipment, net	1,546	861
Restricted cash - noncurrent	450	450
Operating lease right-of-use asset	6,779	—
Deferred tax asset	478	658
Total assets	$132,248	$139,472
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,454	$5,711
Payable to collaboration partner - related party	1,211	1,061
Accrued expenses and other payables	8,713	11,163
Operating lease liability - current	1,120	—
Deferred revenue - related party	7,001	8,223
Total current liabilities	24,499	26,158
Operating lease liability - noncurrent	6,924	—
Deferred rent	—	799
Total liabilities	31,423	26,957
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 90,000,000 shares authorized; 23,392,534 and 23,187,219 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	255,591	253,222
Accumulated other comprehensive loss	(189)	(233)
Accumulated deficit	(154,577)	(140,474)
Total stockholders’ equity	100,825	112,515
Total liabilities and stockholders’ equity	$132,248	$139,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2019	2018

License and collaboration revenue - related party	$1,560	$10,781
Operating expenses:
Research and development	12,444	15,368
General and administrative	3,764	3,642
Total operating expenses	16,208	19,010
Loss from operations	(14,648)	(8,229)
Interest income	728	568
Loss before income tax expense	(13,920)	(7,661)
Income tax expense	(183)	—
Net loss	$(14,103)	$(7,661)
Net loss per share, basic and diluted	$(0.58)	$(0.36)
Weighted-average shares used to compute net loss per share, basic and diluted	24,297,576	21,112,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(14,103)	$(7,661)
Other comprehensive loss:
Gain (loss) on translation of foreign operations	15	(18)
Unrealized gain (loss) on available-for-sale securities	29	(48)
Comprehensive loss	$(14,059)	$(7,727)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	Loss	Deficit	Equity
	Shares	Amount
Balance at December 31, 2018	23,187,219	$—	$253,222	$(233)	$(140,474)	$112,515
Stock-based compensation expense	—	—	1,979	—	—	1,979
Common stock issued under equity incentive and employee stock purchase plans	205,315	—	390	—	—	390
Other comprehensive gain	—	—	—	44	—	44
Net loss	—	—	—	—	(14,103)	(14,103)
Balance at March 31, 2019	23,392,534	$—	$255,591	$(189)	$(154,577)	$100,825

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	Loss	Deficit	Equity
	Shares	Amount
Balance at December 31, 2017	21,088,306	$—	$222,188	$(6)	$(101,550)	$120,632
Stock-based compensation expense	—	—	1,185	—	—	1,185
Common stock issued under equity incentive and employee stock purchase plans	75,284	—	531	—	—	531
Other comprehensive gain	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	(7,661)	(7,661)
Balance at March 31, 2018	21,163,590	$—	$223,904	$(72)	$(109,211)	$114,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,103)	$(7,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,979	1,185
Operating lease right-of-use asset amortization	459	—
Change in deferred tax asset	180	—
Depreciation and amortization	130	78
Net (accretion of discount) amortization of premium on available-for-sale securities	(94)	120
Changes in operating assets and liabilities:
Research and development tax incentive receivable	(441)	(606)
Receivable from collaboration partner - related party	(474)	(906)
Prepaid expenses and other assets	(406)	1,150
Accounts payable	696	21
Payable to collaboration partner - related party	150	379
Accrued expenses and other payables	(3,053)	974
Operating lease liability	(463)	—
Deferred revenue - related party	(1,222)	(9,872)
Net cash used in operating activities	(16,662)	(15,138)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of available-for-sale securities	(21,726)	(25,636)
Proceeds from maturities of available-for-sale securities	26,000	4,000
Purchases of property and equipment, net	(166)	(208)
Net cash provided by (used in) investing activities	4,108	(21,844)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	390	530
Net cash provided by financing activities	390	530
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8	—
Net decrease in cash, cash equivalents and restricted cash	(12,156)	(36,452)
Cash, cash equivalents and restricted cash, beginning of period	82,693	106,489
Cash, cash equivalents and restricted cash, end of period	$70,537	$70,037
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING INFORMATION:
Purchases of property and equipment in accounts payable and accrued liabilities	$649	$36
Tenant improvement allowance reimbursement	$469	$—

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

Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of $154.6 million as of March 31, 2019. The Company’s ultimate success depends on the outcome of its research and development and collaboration activities. The Company expects to incur additional losses in the future and anticipates the need to raise additional capital to continue to execute its long-range business plan. Through March 31, 2019, the Company has financed its operations primarily through private placements of redeemable convertible preferred stock, offerings of common stock and payments received under a license and collaboration agreement.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the consolidated balance sheet as of December 31, 2018 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10‑K, filed with the SEC on March 12, 2019.

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, accruals for research and development activities, stock-based compensation, income taxes, available-for-sale securities and leases.  Estimates related to revenue recognition include actual costs incurred versus total estimated budgeted cost of the Company’s deliverables to determine percentage of completion, and application of constraint in the determination of the transaction price under its license and collaboration agreements. Management bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to forecasted amounts and future events. Actual results may differ significantly from those estimates.

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

Cash as reported in the condensed consolidated statements of cash flows consists of (in thousands):

	March 31,
	2019	2018
Cash and cash equivalents	$70,077	$69,577
Restricted cash - current	10	10
Restricted cash - noncurrent	450	450
Cash balance in consolidated statements of cash flows	$70,537	$70,037

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

Leases

The Company adopted Accounting Standards Topic 842, Leases, (“ASC 842”) effective January 1, 2019. The Company determines if an arrangement is a lease at inception. Pursuant to ASC 842, operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, and noncurrent operating lease liabilities on the consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. If the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company records tenant improvement allowances as a reduction to the ROU asset with the impact of the decrease recognized prospectively over the remaining lease term. The leasehold improvements will be amortized over the shorter of their useful life or the remaining term of the lease.

Revenue Recognition

The Company follows Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”).  Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract,  determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligations when (or as) the performance obligations are satisfied.

The Company entered into a license and collaboration agreement that became effective upon the resolution of regulatory requirements during the third quarter of 2017 which is within the scope of ASC 606, under which it has licensed certain rights to its PTG‑200 product candidate to a third party. The terms of the arrangement include payment to the Company of non-refundable license fees, development and regulatory and commercial milestone payments, and royalties on net sales of licensed products.

Licenses of intellectual property:  If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in an arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring proportional performance for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of proportional performance each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

Up-front payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. Amounts payable to the Company and not yet billed to the collaboration partner are recorded as contract assets. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the Company’s net loss by the weighted average number of shares of common stock and Exchange Warrants outstanding during the period, without consideration of potentially dilutive securities. In accordance with Accounting Standards Codification Topic 260, Earnings Per Share, the Exchange Warrants are included in the computation of basic net loss per share because the exercise price is negligible, and they are fully vested and exercisable after the original issuance date. Diluted net loss per share is the same as basic net loss per share for all periods presented since the effect of potentially dilutive securities is anti-dilutive given the net loss of the Company. See Note 9. Stockholder’s Equity for additional information regarding the Exchange Warrants.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016‑02, Leases (Topic 842). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which provides clarification to ASU 2016-02. These ASUs (collectively, the new lease standard) require an entity to recognize a lease liability and a ROU asset on the balance sheet for leases with lease terms of more than twelve months. Lessor accounting is largely unchanged, while lessees are no longer provided with a source of off-balance sheet financing. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) - Targeted Improvements, which allows entities to elect an optional transition method where entities may continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoption rather than in the earliest period presented. The Company adopted the new lease standard using the modified retrospective approach effective January 1, 2019 and elected the package of transitional practical expedients, such that, for leases existing prior to the adoption of ASC 842, the Company did not need to reassess whether contracts are leases, retained historical lease classification and historical initial direct costs classification. The Company did not elect the hindsight practical expedient to determine the lease term for existing leases. At January 1, 2019, the Company derecognized its deferred rent liability in the amount of $0.8 million, and recognized a ROU asset and related lease liability in the amount of $7.5 million and $8.3 million, respectively.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which is intended to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted this guidance prospectively as of January 1, 2019. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or liquidity.

Recently Issued Accounting Pronouncements Not Yet Adopted as of March 31, 2019

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

Note 3. Collaboration Agreement

Agreement Terms

On May 26, 2017, the Company and Janssen Biotech, Inc., (“Janssen”), one of the Janssen Pharmaceutical Companies of Johnson & Johnson, entered into an exclusive license and collaboration agreement (the “Janssen License and Collaboration Agreement”) for the development, manufacture and commercialization of PTG‑200 worldwide for the treatment of Crohn’s disease ("CD") and ulcerative colitis ("UC"). Janssen is a related party to the Company as Johnson & Johnson Innovation - JJDC, Inc., a significant stockholder of the Company, and Janssen are both subsidiaries of Johnson & Johnson. PTG‑200 is the Company’s oral gut-restricted Interleukin 23 receptor (“IL‑23R”) antagonist drug candidate currently in development. The Janssen License and Collaboration Agreement became effective on July 13, 2017. Upon the effectiveness of the agreement, the Company received a non-refundable, upfront cash payment of $50.0 million from Janssen.

Under the Janssen License and Collaboration Agreement, the Company granted to Janssen an exclusive worldwide license to develop, manufacture and commercialize PTG‑200 and related IL‑23R compounds for all indications, including CD and UC. The Company was responsible, at its own expense, for the conduct of the Phase 1 clinical trial for PTG‑200, and Janssen is responsible for the conduct of Phase 2 clinical trials for PTG‑200 in CD, including filing the Investigational New Drug application (“IND”). All such clinical trials will be conducted in accordance with a mutually agreed upon clinical development plan and budget. Development costs for the Phase 2 clinical trial will be shared between the parties on an 80%/20% basis, with Janssen assuming the larger share. Should Janssen elect to retain its license following completion of the Phase 2 clinical trial, it will be responsible, at its own expense, for the manufacture, continued development of, seeking regulatory approval for, and commercialization of PTG‑200 worldwide. The parties’ development activities under the Janssen License and Collaboration Agreement through the Phase 2 clinical trial will be overseen by a joint governance structure which will have equal representation by both parties unless both parties mutually agree to disband such structure or the Company has provided written notice to Janssen of its intention to disband and no longer participate in such structure.

The Company is eligible to receive a $25.0 million milestone payment upon Janssen’s filing of the IND. Following the conclusion of the planned Phase 2a portion of the Phase 2 clinical trial, if Janssen elects to maintain its license rights and continue the development of PTG-200 in the Phase 2b portion of such clinical trial (the “First Opt-in Election”), the Company would be eligible to receive a $125.0 million payment. Following the conclusion of the planned Phase 2b portion of the Phase 2 clinical trial, if Janssen elects again to maintain its license rights (the “Second Opt-in Election”), the Company would be eligible to receive a $200.0 million payment. In addition to the opt-in fees, the Company would be eligible to receive potential development, regulatory and sales milestone payments of up to an aggregate of $590.0 million, and tiered royalties paid as a percentage of Janssen’s worldwide net sales at rates ranging from ten to the mid-teens, with certain customary reductions under certain circumstances. If Janssen does not make either the First Opt-in Election or the Second Opt-in Election, the Janssen License and Collaboration Agreement will terminate. If Janssen does not make the Second Opt-in Election, or if at any time after the Second Opt-in Election, Janssen terminates the Janssen License and Collaboration Agreement, the Company would be obligated to pay Janssen a low single-digit royalty on worldwide net sales of PTG‑200. The Company would also have an option to provide up to 30% of the required U.S. details for PTG‑200 to prescribers, using its own sales force personnel, upon commercial launch in the United States. If such right is exercised by the Company, the Company’s detailing costs would be reimbursed by Janssen at a mutually agreed cost per primary detailing equivalent.

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

Revenue Recognition

The Company identified the following material promises under the Janssen License and Collaboration Agreement: (1) the license related to PTG‑200, (2) the performance of development services, including regulatory support, during the Phase 1 clinical trial for PTG‑200 through the filing of the IND by Janssen, and (3) compound supply services for Phase 1 and Phase 2 activities. The Company considered that the license has standalone functionality and is capable of being distinct. However, the Company determined that the license was not distinct from the development and compound supply services within the context of the agreement because the development and compound supply services significantly increase the utility of the intellectual property.

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

For revenue recognition purposes, the Company determined that the duration of the contract began on the effective date of July 13, 2017 and ends upon completion of Phase 2a activities. The contract duration is defined as the period in which parties to the contract have present enforceable rights and obligations. The Company analyzed the impact of Janssen terminating the agreement prior to the completion of Phase 2a and determined that there were significant economic penalties to Janssen for doing so. The Company believes that if Janssen terminates the agreement upon completion of Phase 2a, the forfeiture of the remaining license rights and payment of 50% of the remaining Phase 2 costs is not a significant economic penalty when compared to paying $125.0 million as an opt in license fee to continue the use of the License. Thus, the duration of the contract for revenue recognition purposes is limited to the end of Phase 2a.

The Company determined that the transaction price of the Janssen License and Collaboration Agreement was $60.6 million as of March 31, 2019, a decrease of $0.1 million from the transaction price of $60.7 million at December 31, 2018. In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. The Company determined that the $50.0 million upfront payment, the $25.0 million payment payable upon filing of the IND, which was fully constrained as of March 31, 2019 and December 31, 2018, and $10.6 million of estimated variable consideration for cost-sharing payments from Janssen for agreed upon services related to Phase 2 activities as of March 31, 2019 constituted consideration to be included in the transaction price, which is to be allocated to the combined performance obligation. The decrease in the transaction price from December 31, 2018 to March 31, 2019 was due to a decrease in estimated variable consideration related to compound supply services and was recognized as a cumulative catch-up adjustment. The Company re-evaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur.

As part of the evaluation for determining that the $25.0 million milestone payment upon filing of the IND was fully constrained as of March 31, 2019, the Company considered several factors, including the stage of development of PTG‑200 and that achievement of the milestone is outside of the Company’s control, and therefore concluded that the filing of the IND was not probable at March 31, 2019. If and when the filing of the IND becomes probable, the $25.0 million payment will be constrained by amounts the Company expects to pay for 20% of the cost of Phase 2 activities to be performed by Janssen. The additional potential development, regulatory and sales milestone payments of up to an aggregate of $590.0 million after the completion of Phase 2a activities that the Company is eligible to receive are outside the contract term and as such have been excluded from the transaction price. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Janssen and therefore have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

The Company uses the most likely amount method to estimate variable consideration. Variable consideration for cost-sharing payments related to agreed upon services for Phase 2 activities that the Company performs within the duration of the contract are included in the transaction price at an amount equal to 80% of the estimated budgeted costs for these activities, including primarily internal full-time equivalent effort and third party contract costs. The Company is responsible for 20% of the development costs for the Phase 2 clinical trial. Accordingly, a significant portion of this work is expected to be performed by Janssen. The Phase 2 clinical trial activity is related to the license and the Company has determined it is not capable of being distinct. This is because both the Company and Janssen cannot benefit from these activities absent the Phase 1 activities. As the Phase 2 activities for which the Company will share 20% of the cost activities are not capable of being distinct and are not separately identifiable within the context of the contract, they are not a distinct service that Janssen transfers to the Company. Therefore, the consideration payable to Janssen is accounted for as a reduction in the transaction price. The Company and Janssen make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the overall shared costs incurred. The Company accounts for cost-sharing payments from Janssen as increases in license and collaboration revenue in its consolidated statements of operations, while cost-sharing payments to Janssen are accounted for as reductions in license and collaboration revenue, or contra-revenue. Costs incurred by the Company related to agreed upon services for Phase 2 activities under the Janssen License and Collaboration Agreement are recorded as research and development expenses in its consolidated statements of operations.

In summary, the license, the development activities for Phase 1 activities and the agreed upon services for Phase 2 activities are combined as one performance obligation that will be performed over the duration of the contract, which is from the effective date of the Janssen License and Collaboration Agreement through to the completion of Phase 2a activities.

The Company utilizes a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Janssen. In applying the cost-based input methods of revenue recognition, the Company uses actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of internal full-time equivalent effort and third-party contract costs. Revenue will be recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the Company’s performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

For the three months ended March 31, 2019, the Company recognized $1.6 million of license and collaboration revenue primarily related to the transaction price for the Janssen License and Collaboration Agreement recognized based on proportional performance. For the three months ended March 31, 2018, the Company recognized $10.8 million of license and collaboration revenue. This amount included $10.5 million of the transaction price for the Janssen License and Collaboration Agreement recognized based on proportional performance and $0.3 million, net for other services related to Phase 2 activities performed by the Company on behalf of Janssen that are not included in the performance obligations identified under the Janssen License and Collaboration Agreement.

The following tables present changes in the Company’s contract assets and liabilities during the periods presented (in thousands):

	Balance at			Balance at
	Beginning of			End of
Three Months Ended March 31, 2019	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$2,042	$1,726	$(4)	$3,764
Contract asset - related party	$2,545	$—	$(1,248)	$1,297
Contract liabilities:
Deferred revenue - related party	$8,223	$342	$(1,564)	$7,001
Payable to collaboration partner - related party	$1,061	$150	$—	$1,211

	Balance at			Balance at
	Beginning of			End of
Three Months Ended March 31, 2018	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$1,816	$1,426	$(520)	$2,722
Contract liabilities:
Deferred revenue - related party	$31,752	$609	$(10,481)	$21,880
Payable to collaboration partner – related party	$—	$379	$—	$379

Deferred revenue related to the Janssen License and Collaboration Agreement was $7.0 million as of March 31, 2019, and was comprised of the $50.0 million upfront payment and $8.3 million of cost sharing payments from Janssen for agreed upon services for Phase 2a activities, less $51.3 million of license and collaboration revenue recognized from the effective date of the contract. Deferred revenue will be recognized as the combined performance obligation is satisfied. The Company recorded a $3.8 million receivable from collaboration partner as of March 31, 2019 for cost sharing payments payable from and billed to Janssen and a $1.3 million contract asset for unbilled cost sharing amounts payable from Janssen. The Company also recorded a $1.2 million payable to collaboration partner as of March 31, 2019 for cost sharing amounts payable to Janssen.

Deferred revenue related to the Janssen License and Collaboration Agreement was $21.9 million as of March 31, 2018, and was comprised of the $50.0 million upfront payment and $1.3 million of cost sharing payments from Janssen for agreed upon services for Phase 2a activities, less $29.4 million of license and collaboration revenue recognized from the effective date of the contract. The Company recorded a $2.7 million receivable from collaboration partner as of March 31, 2018 for cost sharing payments payable from and billed to Janssen. The Company also recorded a $0.4 million payable to collaboration partner as of March 31, 2018 for cost sharing amounts payable to Janssen.

During the three months ended March 31, 2019 and 2018, the Company recognized revenue of $1.2 million and $10.5 million, respectively, from amounts included in the deferred revenue contract liability balance at the beginning of the period. None of the costs to obtain or fulfill the contract were capitalized.

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

The following table presents the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$14,850	$—	$—	$14,850
Corporate bonds	—	11,414	—	11,414
Commercial paper	—	54,728	—	54,728
Government bonds	—	22,986	—	22,986
Total financial assets	$14,850	$89,128	$—	$103,978

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$25,390	$—	$—	$25,390
Corporate bonds	—	8,989	—	8,989
Commercial paper	—	59,730	—	59,730
Government bonds	—	33,394	—	33,394
Total financial assets	$25,390	$102,113	$—	$127,503

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

Note 5. Balance Sheet Components

Cash Equivalents and Available-for-sale Securities

Cash equivalents and available-for-sale securities consisted of the following (in thousands):

	March 31, 2019
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$14,850	$—	$—	$14,850
Corporate bonds	11,415	—	(1)	11,414
Commercial paper	54,737	—	(9)	54,728
Government bonds	22,984	2	—	22,986
Total cash equivalents and available-for-sale securities	$103,986	$2	$(10)	$103,978
Classified as:
Cash equivalents				$61,509
Available-for-sale securities				42,469
Total cash equivalents and available-for-sale securities				$103,978

	December 31, 2018
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$25,390	$—	$—	$25,390
Corporate bonds	8,997	—	(8)	8,989
Commercial paper	59,730	—	—	59,730
Government bonds	33,423	—	(29)	33,394
Total cash equivalents and available-for-sale securities	$127,540	$—	$(37)	$127,503
Classified as:
Cash equivalents				$80,883
Available-for-sale securities				46,620
Total cash equivalents and available-for-sale securities				$127,503

Available-for-sale securities - current held as of March 31, 2019 and December 31, 2018 had contractual maturities of less than one year. There were no material realized gains or realized losses on available-for-sale securities for the periods presented. The Company has not experienced any material credit losses on its investments.

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Laboratory equipment	$2,702	$2,533
Furniture and computer equipment	383	338
Leasehold improvements	670	67
Total property and equipment	3,755	2,938
Less: accumulated depreciation and amortization	(2,209)	(2,077)
Property and equipment, net	$1,546	$861

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued clinical and research related expenses	$5,886	$7,781
Accrued employee related expenses	1,703	2,726
Accrued construction costs for leasehold improvements	603	—
Accrued professional service fees	425	61
Accrued milestone payment to former collaboration partner	—	500
Other	96	95
Total accrued expenses and other payables	$8,713	$11,163

Note 6. Research Collaboration and License Agreement

In October 2013, the Company’s former collaboration partner decided to abandon a collaboration program with the Company and, pursuant to the terms of the agreement between the Company and the former collaboration partner, the Company elected to assume the responsibility for the development and commercialization of the product. Upon the former collaboration partner’s abandonment, it assigned to the Company certain intellectual property that relates to the products arising from the collaboration. Milestone payments to collaboration partners are recorded as research and development expenses in the period that the expense is incurred. The Company did not accrue any payments due to former collaboration partners for research and development expenses during the three months ended March 31, 2019 and 2018.

Note 7. Government Programs

The Company recognized AUD 620,000  ($442,000) and AUD 770,000 ($604,000) as a reduction of research and development expenses for the three months ended March 31, 2019 and 2018, respectively, in connection with the research and development tax incentive from Australia. As of March 31, 2019 and December 31, 2018, the research and development tax incentive receivable was AUD 2.6 million ($1.9 million) and AUD 2.0 million ($1.4 million), respectively.

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

Small Business Innovation Research (“SBIR”) Grants

The Company has received SBIR grants from the National Institutes of Health (“NIH”) in support of research aimed at its product candidates. The Company recognizes a reduction to research and development expenses when expenses related to the grants have been incurred and the grant funds become contractually due from NIH. The Company recorded $188,000 and $61,000 as a reduction of research and development expenses for the three months ended March 31, 2019 and 2018, respectively. The Company recorded a receivable for $188,000 and $309,000 as of March 31, 2019 and December 31, 2018, respectively, to reflect the eligible costs incurred under the grants that are contractually due to the Company, and such amounts are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Note 8. Leases

On January 1, 2019, the Company adopted ASC 842, which requires entities to recognize assets and liabilities for leases with lease terms of more than 12 months on the balance sheet. Adoption of ASC 842 resulted in the recording of operating lease assets of $7.5 million and operating lease liabilities of $8.3 million. The impact of the changes made to the consolidated balance sheet as of January 1, 2019 as a result of adopting the new guidance was as follows (in thousands):

	Balance at	Adjustments	Balance at
	December 31,	Due to	January 1,
	2018	ASC 842	2019
Balance Sheet:
Operating lease right-of-use asset - noncurrent	$—	$7,499	$7,499
Operating lease liability - current	—	1,080	1,080
Operating lease liability - noncurrent	—	7,219	7,219
Deferred rent - noncurrent	799	(799)	—

The Company has one operating lease agreement entered into in March 2017 for laboratory space located in Newark, California. The Company provided the landlord with a $450,000 letter of credit collateralized by restricted cash as security deposit for the lease, which expires in May 2024. In March 2019, the Company recorded a receivable from the landlord of $469,000 related to eligible leasehold improvements made to the leased property, which the Company expects to receive during the second quarter of 2019. Leases with terms of 12 months or less are not recorded on the balance sheet, as the related lease expenses are recognized on a straight-line basis over the lease term.

The weighted average lease term and discounts rate are as follows:

March 31, 2019
Operating Lease Term and Discount Rate:
Weighted-average remaining lease term	5.2 years
Weighted-average discount rate	11.0%

The following table summarizes the Company’s minimum lease payments and lease liability as of March 31, 2019 (in thousands):

Year Ending December 31:	Amount
2019 (remaining nine months)	$1,422
2020	1,942
2021	2,000
2022	2,059
2023	2,121
Thereafter	895
Total future minimum lease payments	10,439
Less: imputed interest	(2,395)
Present value of future minimum lease payments	8,044
Less: current portion of operating lease liability	(1,120)
Operating lease liability - noncurrent	$6,924

As previously disclosed in the Company’s 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year would have been as follows (in thousands):

Year Ending December 31:	Amount
2019	$1,941
2020	2,000
2021	2,059
2022	2,121
2023	2,185
Thereafter	922
Total	$11,228

Supplemental lease cost information is as follows (in thousands):

Three Months Ended
March 31, 2019
Operating lease cost	$459

Supplemental balance sheet information is as follows (in thousands):

March 31, 2019
Operating Leases:
Operating lease right-of-use asset - non-current	$6,779

Operating lease liability - current	$1,120
Operating lease liability - noncurrent	6,924
Total operating lease liabilities	$8,044

Supplemental cash flow information is as follows (in thousands):

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$463

Note 9. Stockholders’ Equity

In September 2017, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) (File No. 333-220314), effective as of October 5, 2017, as amended, which permits the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $200.0 million of its common stock.  Up to a maximum of $50.0 million of the maximum aggregate offering price of $200.0 million may be issued and sold pursuant to an at-the-market (“ATM”) financing facility under a sales agreement (the “Sales Agreement”). There were no sales of the Company’s common stock pursuant to the Sales Agreement during the three months ended March 31, 2019 or 2018. As of March 31, 2019, a total of $107.3 million of common stock remained available for sale under the registration statement on Form S-3, $48.8 million of which remained available for sale under the ATM financing facility.

On August 6, 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which the Company sold an aggregate of 2,750,000 shares of its common stock at a price of $8.00 per share, for aggregate net proceeds of $21.7 million, after deducting offering expenses payable by the Company. In a concurrent private placement, the Company issued the Investors warrants to purchase an aggregate of 2,750,000 shares of its common stock (each, a “Warrant,” and collectively, the “Warrants”).  Each Warrant is exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $15.00 per share. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the warrants may be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, the Company granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. The common stock and warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity, and the net proceeds from the transaction were recorded as a credit to additional paid-in capital. As of March 31, 2019, none of the warrants have been exercised.

On December 21, 2018, the Company entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.00001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.00001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. In accordance with Accounting Standards Codification Topic 505, Equity, the Company recorded the retirement of the common stock exchanged as a reduction of common shares outstanding and a corresponding debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity, and fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. As of March 31, 2019, none of the Exchange Warrants have been exercised.

Note 10. Equity Plans

Equity Incentive Plans

In July 2016, the Company’s board of directors and stockholders approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) to replace the 2007 Stock Option Plan. The 2016 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2016 Plan expire no later than ten years from the date of grant. As of March 31, 2019, approximately 429,127 shares were available for issuance under the 2016 Plan.

Inducement Plan

In May 2018, the Company’s board of directors approved the 2018 Inducement Plan, a non-stockholder approved stock plan, under which it reserved and authorized up to 750,000 shares of the Company’s common stock in order to award options and restricted stock unit awards to persons that were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company, within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. The 2018 Inducement Plan is administered by the board of directors or the Compensation Committee of the board, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2018 Inducement Plan expire no later than ten years from the date of grant. As of March 31, 2019, approximately 560,000 shares were available for issuance under the 2018 Inducement Plan.

Stock Options

Stock options generally have an exercise price equal to the fair market value of the Company’s common stock on the grant date. Employee stock options generally vest over a period of four years. Employee stock option incentive awards granted in 2018 vest in three equal installments at six-month intervals over a period of 18 months. Non-employee director initial stock options generally vest over a period of three years, and non-employee director annual refresher stock options generally vest over a period of approximately one year. Non-employee consultant options generally vest over a period of one to four years.

Stock option activity under the Company’s equity incentive and inducement plans is set forth below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life (years)	Value (1)
				(in millions)
Balances at December 31, 2018	3,178,441	$12.23	7.52
Options granted	788,300	7.97
Options exercised	(42,239)	1.55
Options forfeited	(151,941)	12.48
Balances at March 31, 2019	3,772,561	$11.45	7.86	$14.1
Options exercisable – March 31, 2019	1,670,483	$11.53	6.80	$7.2
Options vested and expected to vest – March 31, 2019	3,772,561	$11.45	7.86	$14.1

(1)

The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on March 31, 2019. The calculation excludes options with an exercise price higher than the closing price of the Company’s common stock on March 31, 2019.

During the three months ended March 31, 2019, the estimated weighted-average grant-date fair value of common stock underlying options granted to employees was $4.70 per share.

Stock Options Valuation

The fair value of employee stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Three Months Ended
March 31,
	2019	2018
Expected term (in years)	6.02 - 6.08	6.02 - 6.08
Expected volatility	62.2% - 62.6%	66.4% - 66.5%
Risk-free interest rate	2.45% - 2.58%	2.42% - 2.73%
Dividend yield	—	—

Restricted Stock Units

A restricted stock unit is an agreement to issue shares of the Company’s common stock at the time of vesting. Restricted stock unit annual refresher awards vest in four equal installments on approximately the first, second, third and fourth anniversaries of the grant date. Restricted stock unit incentive awards granted in 2018 vest in three equal installments at six-month intervals over a period of 18 months.

Restricted stock unit activity under the Company’s equity incentive plans is set forth below:

Un
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2018	418,450	$10.45
Restricted stock units granted	160,650	8.02
Restricted stock units vested	(119,353)	10.04
Restricted stock units forfeited	(36,175)	9.86
Unvested at March 31, 2019	423,572	$9.69

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“2016 ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period. As of March 31, 2019, a total of 146,673 shares of common stock have been issued under the 2016 ESPP, and 613,304 shares were available for issuance.

Stock-Based Compensation

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Research and development	$1,122	$541
General and administrative	857	644
Total stock-based compensation expense	$1,979	$1,185

As of March 31, 2019, total unrecognized stock-based compensation expense was approximately $15.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.

Note 11. Income Taxes

The Company recorded income tax expense of $0.2 million for the three months ended March 31, 2019, representing an effective income tax rate of (1.3%). Income tax expense for the three months ended March 31, 2019 was primarily related to foreign income tax. The Company’s effective income tax rate for the three months ended March 31, 2019 differs from the Company’s federal statutory rate of 21%, primarily because its U.S. loss cannot be benefited due to the full valuation allowance position and reduced by foreign taxes. No income tax expense or benefit was recorded for the three months ended March 31, 2018.

Note 12. Net Loss per Share

As the Company had net losses for the three months ended March 31, 2019 and 2018, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net loss	$(14,103)	$(7,661)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	24,297,576	21,112,393
Net loss per shares, basic and diluted	$(0.58)	$(0.36)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share computations for the three months ended March 31, 2019 and 2018 because their inclusion would be anti-dilutive:

	Three Months Ended
	March 31,
	2019	2018

Options to purchase common stock	3,772,561	2,984,522
Common stock warrants	2,750,000	—
Restricted stock units	423,572	113,625
ESPP shares	40,650	24,315
Total	6,986,783	3,122,462

Note 13. Subsequent Event

The Company entered into an amendment (the “First Amendment”) to the Janssen License and Collaboration Agreement which became effective on May 7, 2019. The First Amendment builds upon the Company’s ongoing development collaboration with Janssen for PTG-200 and, upon the effectiveness of the First Amendment, Janssen will pay the Company a $25.0 million milestone payment. The First Amendment expands the scope of the Janssen License and Collaboration Agreement by supporting efforts towards second generation IL-23 receptor antagonists.

In addition, under the terms of the First Amendment, the Company will be eligible to receive up to over $1.0 billion in additional research, development, regulatory and sales milestones. As part of the new research collaboration, Janssen will pay certain costs and milestones related to advancing pre-clinical candidates through Phase 1 studies, including funding of a certain number of full-time equivalent employees (“FTEs”) at the Company for a set period of time and funding of the research activities of such FTEs.

The Company will continue to receive clinical development, regulatory and commercial milestones if Janssen elects to retain its license following completion of Phase 2a and/or Phase 2b studies with PTG-200 and/or second-

generation analogs. Following the conclusion of the planned Phase 2a portion of a Phase 2 clinical trial with respect to PTG-200 and/or second-generation analogs, if Janssen elects to maintain its license rights and continue the development of PTG-200 and/or second-generation analogs in the Phase 2b portion of such clinical trials (the “Amended First Opt-in”), the Company would be eligible to receive a $50.0 million payment. Following the conclusion of the planned Phase 2b portion of a Phase 2 clinical trial with respect to PTG-200 and/or second-generation analogs, if Janssen elects to maintain its license rights (the “Amended Second Opt-in”), among other things, the Company would be eligible to receive a $50.0 million payment. If Janssen does not make the Amended Second Opt-in election, with respect to PTG-200 and/or a second-generation analog, the Janssen License and Collaboration Agreement would terminate.

Janssen will receive exclusive, worldwide rights to develop and commercialize PTG-200 and any second-generation analogs derived from the research collaboration contemplated by the Janssen License and Collaboration Agreement and the First Amendment. Pursuant to the First Amendment, the Company will be eligible to receive tiered royalties on net product sales at percentages ranging from mid-single digits to ten. As set forth in the First Amendment, the Company will also be eligible for certain additional milestone payments including a potential payment of either $100.0 million upon a Phase 3 CD clinical trial reaching a primary clinical endpoint with respect to PTG-200 or $115.0 million upon a Phase 3 CD clinical trial reaching a primary clinical endpoint with respect to a second-generation analog.

The Company and Janssen will jointly conduct the development of PTG-200 through completion of  a Phase 2b study in CD. Janssen will be responsible for further development and commercialization activities beyond Phase 2 development. According to the terms of the First Amendment, the Company will have the right to co-detail PTG-200 and any second-generation compounds derived from the collaboration in the U.S. market.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this quarterly report (this “Quarterly Report”) on Form 10‑Q and with our Audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2018, included in our Annual Report on Form 10‑K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2019.

Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors. In particular, statements, whether expressed or implied, concerning, among other things, the potential for our programs, the timing of our clinical trials, the potential for eventual regulatory approval and commercialization of our product candidates and our potential receipt of milestone payments and royalties under our collaboration agreements, future operating results or the ability to generate sales, income or cash flow are forward-looking statements. They involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those discussed in Part II, Item 1A, of this Quarterly Report. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. “Protagonist,” the Protagonist logo and other trademarks, service marks and trade names of Protagonist are registered and unregistered marks of Protagonist Therapeutics, Inc. in the United States and other jurisdictions.

Overview

We are a clinical-stage biopharmaceutical company developing peptide-based product candidates to address significant unmet medical needs in hematology and gastroenterology.

Our Product Pipeline

In hematology, our most advanced clinical product candidate, PTG-300, is under development for the treatment of certain rare blood disorders characterized by ineffective erythropoiesis, excessive red blood cells or iron overload. PTG-300 is an injectable compound that mimics the effect of the natural hormone hepcidin, but with greater potency, solubility and stability. Hepcidin is a key hormone in regulating iron equilibrium and is critical to the proper development of red blood cells. We are currently developing PTG-300 for the treatment of chronic anemia and iron overload, with an initial focus on beta-thalassemia non-transfusion dependent and transfusion dependent patients where the primary endpoints are hemoglobin increases and transfusion reductions, respectively. PTG-300 has received an orphan drug designation from the U.S. Food and Drug Administration (“FDA”) and European Union (“EU”) regulatory authorities. The FDA has granted Fast Track designation to PTG-300 for the treatment of beta-thalassemia. In the first quarter of 2019, we began dosing patients in a global Phase 2 study of PTG-300 in beta-thalassemia. We expect to report top line results from this Phase 2 study in the second half of 2019. We plan to initiate a Phase 2 study in a second indication in the second half of 2019.

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

PTG-200 is a potential first-in-class oral gut-restricted Interleukin-23 receptor (“IL-23R”) antagonist for the treatment of IBD. We have entered into a worldwide license and collaboration agreement with Janssen Biotech, Inc. (“Janssen”), a Johnson & Johnson company, to co-develop and co-detail PTG-200 for all indications, including IBD. See “Item 7. Management’s Discussion and Analysis – Overview” and Note 3 to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. In 2018, we completed a Phase 1 clinical study to evaluate the safety, pharmacokinetics and pharmacodynamics of PTG-200 in healthy volunteers. We expect Janssen to file a U.S. Investigational New Drug application (“IND”) for PTG-200 in CD in the second quarter of 2019.

PN-943, a potential first-in-class oral, gut-restricted, alpha-4-beta-7 (“α4β7”) specific integrin antagonist, is currently in a Phase 1 single and multiple ascending dose clinical trial in healthy volunteers to evaluate safety, pharmacokinetics and pharmacodynamics. We developed PN-943 as a more potent oral gut-restricted α4β7 backup compound to PTG-100, our first generation oral gut-restricted α4β7 inhibitor that was being developed for treatment of ulcerative colitis. In March 2018, we announced the discontinuation of a global Phase 2 clinical trial of PTG-100 in patients with moderate to severe UC due to futility following a planned interim analysis by an independent Data Monitoring Committee. In August 2018, we announced that a blinded re-read of endoscopies from the study by an independent contract research organization had demonstrated signals of clinical efficacy. A human error in the initial endoscopy reads by the original vendor which was characterized by an unusually high placebo effect led to the original futile outcome. In addition, a pre-specified blinded histopathology analysis of colon biopsies from the trial indicated dose-dependent high rates of histologic remission which supported the observations of clinical remission and endoscopy responses for PTG-100. During 2018 we replaced PTG-100 with PN-943 as a development candidate for the treatment of IBD based on an assessment of preclinical data from PN-943 suggesting that PN-943 is a more potent compound than PTG-100.

We anticipate reporting top-line results from the PN-943 Phase 1 study in normal healthy volunteers in the second quarter of 2019. After having established preliminary clinical efficacy with PTG-100 in UC patients, the PN-943 Phase 1 study is designed to evaluate potency and target engagement of PN-943 in comparison to the historical Phase 1 data with PTG-100. If this study is successful, we anticipate filing an IND in late 2019 in preparation for initiating a Phase 2 proof-of-concept study in UC in 2020.

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

Operations

We have never been profitable, we have incurred net losses in each year since inception and we do not anticipate achieving sustained profitability in the near term. Our net loss was $14.1 million and $7.7 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $154.6 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development, including clinical development activities under the Janssen License and Collaboration Agreement, and, as a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approval for, our product candidates.

Janssen License and Collaboration Agreement

On May 26, 2017, we and Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson, entered into an exclusive license and collaboration agreement (the “Janssen License and Collaboration Agreement”) for the clinical development, manufacture and commercialization of PTG-200 worldwide for the treatment of CD and UC. Janssen is a related party to us as Johnson & Johnson Innovation - JJDC, Inc., a significant stockholder of ours, and Janssen are both subsidiaries of Johnson & Johnson. During the third quarter of 2017, we received a non-refundable, upfront cash payment of $50.0 million from Janssen. We are eligible to receive a $25.0 million payment upon Janssen’s filing of the IND for PTG-200, which is expected during the second quarter of 2019. See Note 3 to the condensed consolidated financial statements included elsewhere in this report for additional information.

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

Leases

Effective January 1, 2019, we adopted Accounting Standards Codification Topic 842, Leases (“ASC 842”) using the modified retrospective approach and elected the package of transitional practical expedients, such that, for leases existing prior to the adoption of ASC 842, we will not need to reassess whether contracts are leases, will retain historical lease classification and historical initial direct costs classification. We did not elect the hindsight practical expedient to determine the lease term for existing leases. Under ASC 842, we determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, and noncurrent operating lease liabilities on the consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. If our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. At the date of adoption of ASC 842, we derecognized our deferred rent liability in the amount of $0.8 million and recognized a ROU asset and related lease liability in the amount of $7.5 million and $8.3 million, respectively.

There have been no other material changes in our critical accounting policies during the three months ended March 31, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 12, 2019.

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

We recognize the funds from grants under government programs as a reduction of research and development expenses when the related research costs are incurred. In addition, we recognize the funds related to our Australian research and development tax incentive that are not subject to refund provisions as a reduction of research and development expenses. The amounts are determined on a cost reimbursement basis and, as the incentive is related to our research and development expenditures and is generally non-refundable. The research and development tax incentives are recognized when there is reasonable assurance that the incentives will be received, the relevant expenditure has been incurred and the amount of the consideration can be reliably measured.

We allocate direct costs and indirect costs incurred to product candidates when they enter clinical development. For product candidates in clinical development, direct costs consist primarily of clinical, pre-clinical, and drug discovery costs, costs of supplying drug substance and drug product for use in clinical and pre-clinical studies, including clinical manufacturing costs, contract research organization fees, and other contracted services pertaining to specific clinical and pre-clinical studies. Indirect costs allocated to our product candidates on a program specific basis include research and development employee salaries, benefits, and stock-based compensation, and indirect overhead and other administrative support costs. Program-specific costs are unallocated when the clinical expenses are incurred for our early stage research and drug discovery projects, our internal resources, employees and infrastructure are not tied to any one research or drug discovery project and are typically deployed across multiple projects. As such, we do not provide financial information regarding the costs incurred for early stage pre-clinical and drug discovery programs on a program-specific basis prior to the clinical development stage. During 2018, we elected to halt further development of PTG-100 and concurrently elected to replace further development of PTG-100 with PN-943 based on an assessment of pre-clinical data from PN-943, we continue to experience costs related to winding down the development and trials for PTG-100 in 2019. We initiated a Phase 1 study of PN-943 during the fourth quarter of 2018 and began presenting costs associated with PN-943 accordingly.

The following table summarizes our research and development expenses incurred during the periods indicated:

pr
	Three Months Ended
	March 31,
	2019	2018

Clinical and development expense — PTG-300	$5,753	$2,583
Clinical and development expense — PN-943	4,208	—
Clinical and development expense — PTG-200	1,079	3,159
Clinical and development expense — PTG-100	655	9,104
Pre-clinical and drug discovery research expense	1,379	1,187
Less: Reimbursement of expenses under grants and incentives	(630)	(665)
Total research and development expenses	$12,444	$15,368

We expect our research and development expenses will increase as we progress our product candidates, including development activities under the Janssen License and Collaboration Agreement, advance our discovery research projects into the pre-clinical stage and continue our early stage research. The process of conducting research, identifying potential product candidates and conducting pre-clinical and clinical trials necessary to obtain regulatory approval is costly and time intensive. We may never succeed in achieving marketing approval for our product candidates. The probability of success of our product candidates may be affected by numerous factors, including pre-clinical data, clinical data, competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. Our research and development programs are subject to change from time to time as we evaluate our priorities and available resources.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of expenses for rent and maintenance of facilities, information technology, depreciation and amortization expense and other supplies. We expect to continue to incur expenses to support the continued of our operations as a public company, including expenses related to existing and future compliance with rules and regulations of the SEC and those of the national securities exchange on which our securities are traded, insurance expenses, investor relations, professional services and general overhead and administrative costs.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and available-for-sale securities.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

	Three Months Ended
	March 31,		Dollar	%
	2019	2018	Change	Change
	(Dollars in thousands)
License and collaboration revenue - related party	$1,560	10,781	$(9,221)	(86)
Operating expenses:
Research and development (1)	12,444	15,368	(2,924)	(19)
General and administrative (2)	3,764	3,642	122	3
Total operating expenses	16,208	19,010	(2,802)	(15)
Loss from operations	(14,648)	(8,229)	(6,419)	78
Interest income	728	568	160	28
Loss before income tax expense	(13,920)	(7,661)	(6,259)	82
Income tax expense	(183)	—	(183)	100
Net loss	$(14,103)	$(7,661)	$(6,442)	84

(1)	Includes $1.1 million and $0.5 million of non-cash stock-based compensation expense for the three months ended March 31, 2019 and 2018, respectively.
(2)	Includes $0.9 million and $0.6 million of non-cash stock-based compensation expense for the three months ended March 31, 2019 and 2018, respectively.

License and Collaboration Revenue

License and collaboration revenue decreased $9.2 million, or 86%, from $10.8 million for the three months ended March 31, 2018 to $1.6 million for the three months ended March 31, 2019. The decrease in license and collaboration revenue was primarily related to nearing the end of the revenue recognition phase of the $50.0 million upfront payment we received from Janssen in 2017 and delivery of remaining variable consideration related to our compound supply services under the Janssen License and Collaboration Agreement. We estimate these remaining compound supply services will be completed during the second quarter of 2019.

We determined that the transaction price of the Janssen License and Collaboration Agreement was $60.6 million as of March 31, 2019, a decrease of $0.1 million from the transaction price of $60.7 million at December 31, 2018. In order to determine the transaction price, we evaluated all payments to be received during the duration of the contract. We determined that the $50.0 million upfront payment, the $25.0 million payment payable upon filing of the IND, which is fully constrained as of March 31, 2019, and $10.6 million of estimated variable consideration for cost-sharing payments from Janssen for agreed upon services related to Phase 2a activities as of March 31, 2019 constituted consideration to be included in the transaction price, which is to be allocated to the combined performance obligation. The decrease in transaction price was due to a decrease in estimated variable consideration related to compound supply services. We re-evaluate the transaction price each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Research and Development Expenses

Research and development expenses decreased  $2.9 million, or 19%, from $15.4 million for the three months ended March 31, 2018 to $12.4 million for the three months ended March 31, 2019. The decrease was primarily due to a decrease of $8.4 million in PTG-100 clinical trial and development expenses due to the halting of further development during 2018 and a decrease of $2.1 million for PTG-200 clinical trial and development expenses under the Janssen License and Collaboration Agreement, partially offset by $4.2 million of PN-943 clinical trial and development expenses, an increase of $3.2 million in PTG-300 clinical trial and development expenses and an increase of $0.2 million in pre-clinical and discovery research expenses. Research and development expenses for the three months ended March

31, 2019 included an increase in salaries and employee-related primarily related to increased stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased $0.1 million, or 3%, from $3.6 million for the three months ended March 31, 2018 to $3.8 million for the three months ended March 31, 2019 due to primarily to an increase of $0.2 million in personnel costs to support the growth of our operations,  offset by net decreases in other general and administrative expenses.

Interest Income

Interest income increased $0.2 million, or 28%, from $0.6 million for the three months ended March 31, 2018 to $0.7 million for the three months ended March 31, 2019. The increase in interest income was primarily due to the increasing interest rate environment, partially offset by lower average investment securities balances during the three months ended March 31, 2019 as compared to the prior year period.

Income Tax Expense

Income tax expense was $0.2 million for the three months ended March 31, 2019, representing an effective income tax rate of (1.3%). Income tax expense for the three months ended March 31, 2019 was primarily related to foreign income tax. Our effective income tax rate for the three months ended March 31, 2019 differs from the our federal statutory rate of 21%, primarily because our U.S. loss cannot be benefited due to the full valuation allowance position and reduced by foreign taxes. No income tax expense or benefit was recorded for the three months ended March 31, 2018.

Liquidity and Capital Resources

As of March 31, 2019, we had $112.5 million of cash, cash equivalents and available-for-sale securities and an accumulated deficit of $154.6 million. Our operations have primarily been financed by net proceeds from the sale of shares of our capital stock and revenue from the Janssen License and Collaboration Agreement.

In September 2017, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) (File No. 333-220314), effective as of October 5, 2017, as amended, which permits the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $200.0 million of our common stock.  Up to a maximum of $50.0 million of the maximum aggregate offering price of $200.0 million may be issued and sold pursuant to an at-the-market (“ATM”) financing facility under a sales agreement (the “Sales Agreement”). There were no sales of our common stock pursuant to the Sales Agreement during the three months ended March 31, 2019 or 2018. As of March 31, 2019, a total of $107.3 million of common stock remained available for sale under the registration statement on Form S-3, $48.8 million of which remained available for sale under the ATM financing facility.

On August 6, 2018, we entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which we sold an aggregate of 2,750,000 shares of our common stock at a price of $8.00 per share, for aggregate net proceeds of $21.7 million, after deducting offering expenses payable by us. In a concurrent private placement, we issued the Investors Warrants to purchase an aggregate of 2,750,000 shares of our common stock (each, a “Warrant,” and collectively, the “Warrants”).  Each Warrant is exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of our common stock have an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of our common stock have an exercise price of $15.00 per share. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the warrants may be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, we granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. As of March 31, 2019, none of the warrants have been exercised.

On December 21, 2018, we entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which we exchanged an aggregate of 1,000,000 shares of our common stock, par value $0.00001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.00001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of common stock, subject to certain exceptions. As of March 31, 2019, none of the Exchange Warrants have been exercised.

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

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the time and cost necessary to respond to technological and market developments;
•	the extent to which we may acquire or in-license other product candidates and technologies;
•	costs necessary to attract, hire and retain qualified personnel;
•	the costs of maintaining, expanding and protecting our intellectual property portfolio; and
•	the costs of ongoing general and administrative activities to support the growth or our business.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Cash provided used in operating activities	$(16,662)	$(15,138)
Cash provided by (used in) investing activities	4,108	(21,844)
Cash provided by financing activities	390	530

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2019 was $16.7 million, consisting of our net loss of $14.1 million and a net change of $5.2 million in net operating assets, partially offset by non-cash charges of $2.7 million. The change in net operating assets and liabilities was due primarily to a decrease of $3.1 million in accrued expenses and other payables, a net decrease of $1.2 million in deferred revenue related to the Janssen License and Collaboration Agreement, an increase of $0.9 million in prepaid expenses and other current assets, an increase of $0.5 million in receivable from collaboration partner, a decrease of $0.5 million in operating lease liability, an increase of $0.4 million in the Australia research and development tax incentive receivable and an increase of $0.4 million in prepaid expenses and other current assets, partially offset by a $0.7 million increase in accounts payable and a $0.2 million increase in payable to collaboration partner. Non-cash charges were primarily comprised of $2.0 million of stock-based compensation, $0.5 million of operating lease ROU asset amortization, $0.2 million of deferred tax expense and $0.1 million of depreciation and amortization, partially offset by $0.1 million of net accretion of discount on available-for-sale securities.

Cash used in operating activities for the three months ended March 31, 2018 was $15.1 million, consisting of our net loss of $7.7 million and a net change of $8.8 million in net operating assets, partially offset by non-cash charges of $1.4 million. The change in net operating assets and liabilities was due primarily to a net decrease of $9.9 million in deferred revenue related to the Janssen License and Collaboration Agreement, an increase of $0.9 million in receivable from collaboration partner and an increase of $0.6 million in the Australia research and development tax incentive receivable, partially offset by a decrease of $1.2 million in prepaid expenses, an increase of $1.0 million in accrued expenses and other payables and an increase of $0.4 million in payable to collaboration partner. Non-cash charges were primarily comprised of $1.2 million of stock-based compensation, $0.1 million of depreciation and amortization and $0.1 million of net amortization of premium on available-for-sale securities.

Cash Flows from Investing Activities

Cash provided by investing activities for the three months ended March 31, 2019 was $4.1 million, consisting of proceeds from maturities of available for sale securities of $26.0 million, partially offset by purchases of available-for-sale securities of $21.7 million and purchases of property and equipment of $0.2 million.

Cash used in investing activities for the three months ended March 31, 2018 was $21.8 million, consisting of purchases of available-for-sale securities of $25.6 million and purchases of property and equipment of $0.2 million, partially offset by proceeds from maturities of available-for-sale securities of $4.0 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2019 was $0.4 million, consisting of proceeds from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan.

Cash provided by financing activities for the three months ended March 31, 2018 was $0.5 million, consisting of proceeds from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan.

Contractual Obligations and Other Commitments

During the three months ended March 31, 2019, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10‑K for the year ended December 31, 2018 filed with the SEC on March 12, 2019.

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

We had $112.5 million and $128.9 million in cash, cash equivalents and available-for-sale securities at March 31, 2019 and December 31, 2018, respectively. Cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Available-for-sale securities consist of corporate bonds, commercial paper and government bonds. Short-term available-for-sale securities have maturities of greater than three months but no longer than 365 days as of the balance sheet date. Long-term available-for-sale securities have maturities of 365 days or longer as of the balance sheet date. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, we believe that our exposure to interest rate risk is not significant as the majority of our investments are short-term in duration and due to the low risk profile of our investments, a 1% change in interest rates would not have a material impact on the total market value of our portfolio. We have the ability to hold our short-term investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates. We had no outstanding debt as of March 31, 2019.

Approximately $1.7 million and $0.4 million of our cash balance was located in Australia at March 31, 2019 and December 31, 2018, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on our results of operations.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer has concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may encounter delays in enrolling, be unable to enroll or maintain, a sufficient number of patients to complete any of our clinical trials. Patient enrollment and retention in clinical trials is a significant factor in the timing of clinical trials and depends on many factors, including the size and nature of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical trial sites and the eligibility criteria for the clinical trial. There are a significant number of global clinical trials in IBD and in hematologic disorders that are currently ongoing, especially in Phases 2 and 3, making it highly competitive and challenging to recruit subjects. More broadly, we are aware of a number of therapies that are commercialized or are being developed for IBD and in hematologic disorders and we expect to face competition from these investigational drugs or approved drugs for potential subjects in our clinical trials, which may delay the pace of enrollment in our planned clinical trials. Furthermore, any negative results we may report in clinical trials of our product candidates, such as the premature termination of our Phase 2 clinical trial of PTG-100 for the treatment of moderate-to-severe UC, may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible.

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

Because we have limited financial and managerial resources, we have focused on research programs and product candidates mainly on the development of PTG-300 for treatment of certain rare blood disorders and the discovery and development of PTG-200 and PN-943, GI-restricted drugs that target the same biological pathways as currently marketed injectable antibody drugs for the treatment of IBD. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration partnerships, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.

We have incurred significant operating losses since our inception. Our net loss for the three months ended March 31, 2019 and 2018 was $14.1 million and $7.7 million, respectively. As of December 31, 2018, we had an accumulated deficit of $154.6 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development, including clinical development activities under our exclusive license and collaboration agreement (the “Janssen License and Collaboration Agreement”) with Janssen Biotech, Inc., a Pennsylvania corporation (“Janssen”), and as a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approvals for, our peptide-based product candidates.

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

As of March 31, 2019, we had cash, cash equivalents and available-for-sale securities of $112.5 million. Based upon our current operating plan and expected expenditures, we believe that our existing cash, cash equivalents, and available-for-sale securities will be sufficient to fund our operations for at least the next 12 months. Our existing capital resources will not be sufficient to enable us to initiate any pivotal clinical trials. Accordingly, we expect that we will need to raise substantial additional funds in the future in order to complete clinical development or commercialize any of our product candidates. Our funding requirements and the timing of our need for additional capital are subject to change based on a number of factors, including:

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

Our clinical trials must be conducted with product manufactured under cGMP and for Europe and other major regions, International Council for Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use (“ICH”) guidelines, and we rely on contract manufacturers to manufacture and provide product for us that meet these requirements. We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our pre-clinical and clinical drug supplies and we lack the resources and the capability to manufacture any of our peptide-based product candidates on a clinical or commercial scale. We expect to continue to depend on contract manufacturers for the foreseeable future. As we proceed with the development and potential commercialization of our product candidates, we will need to increase the scale at which the drug is manufactured which will require the development of new manufacturing processes to potentially reduce the cost of goods. We will rely on our internal process research and development efforts and those of contract manufacturers to develop the GMP manufacturing processes required for cost-effective and large scale production. If these efforts are not successful in developing cost-effective processes and if the contract manufacturers are not successful in converting it to commercial scale manufacturing, then our development and/or commercialization of our product candidates could be materially adversely affected. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Moreover, our contract manufacturers are the sole source of supply for our clinical product candidates. If we were to experience an unexpected loss of supply for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or termination of our clinical study and planned development program, or be required to restart or repeat, any ongoing clinical trials.

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

Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval and, to the extent that we retain commercial rights following clinical development, we would plan to seek regulatory approval to commercialize our peptide-based product candidates in the United States, the EU and additional foreign countries. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries must also approve the manufacturing and marketing of the product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional pre-clinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products is also subject to approval. Even if a product is approved, the FDA or the EMA, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. Also, regulatory approval for any of our peptide-based product candidates may be withdrawn. If we fail to comply with the regulatory requirements in international markets or to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our peptide-based product candidates will be harmed and our business will be adversely affected.

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

PTG-300 has received orphan drug designation for the treatment of patients with beta-thalassemia from the FDA and EU. Despite this designation, we may be unable to maintain the benefits associated with orphan drug {status, including market exclusivity. We may not be the first to obtain regulatory approval of a product candidate for the beta-thalassemia or any other orphan-designated indication that we may pursue due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the orphan-designated disease or condition. Further, even if we obtain orphan drug designation exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may receive and be approved for the same condition, and only the first applicant to receive approval will receive the benefits of marketing exclusivity. Even after an orphan-designated product is approved, the FDA can subsequently approve a later drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our product candidates, we may never receive such designations.

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
•

trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the U.S. Department of Commerce and fines, penalties or suspension or revocation of export privileges;

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

Our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical and regulatory personnel. We are highly dependent on our existing senior management team, especially Dinesh V. Patel, Ph.D., our President and Chief Executive Officer, David Y. Liu, Ph.D., our Chief Scientific Officer, Samuel Saks, M.D., our Chief Medical Officer and Suneel Gupta, Ph.D., our Chief Development Officer. In order to induce valuable employees to continue their employment with us, we have provided stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to maintain retention incentives or counteract more lucrative offers from other companies. All of our employees may terminate their employment with us at any time, with or without notice. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements would harm our research and development efforts, our collaboration efforts, as well as our business, financial condition and prospects. Our success also depends on our ability to continue to attract, retain and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing and management training and skills.

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

As of March 31, 2019, we had 62 full-time employees, including 48 employees engaged in research and development. As our development and commercialization plans and strategies develop and continue to operate as a public company, we expect to need additional managerial, operational, scientific, sales, marketing, development, regulatory, manufacturing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available however the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from generic medications. For example, our granted U.S. patents covering PN-943 and PTG-200 expire in 2035, and our granted U.S. patent covering PTG-300 expires in 2034. In addition, although upon issuance in the United States the life of a patent can be increased based on certain delays caused by the U.S. Patent and Trademark Office (the “PTO”), this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. Further, if we encounter delays in our clinical trials or in gaining regulatory approval, the period of time during which we could market any of our product candidates under patent protection, if approved, would be reduced.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. At March 31, 2019, we had a total of 23,392,534 shares of common stock outstanding, notwithstanding any potential exercises of outstanding options and issuance of shares under the employee stock purchase plan.

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

During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely Quarterly and Annual Reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The Nasdaq Global Market or other adverse consequences that would materially harm our business.

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

In December 2017, the Tax Act was enacted which significantly changes the Internal Revenue Code, as amended (the “Code”). The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; limitation of the tax deduction for interest expense to 30% of adjusted earnings; for net operating losses generated after 2017, limitation of the deduction to 80% of current year taxable income, indefinite carryforward of net operating losses and elimination of net operating loss carrybacks; changes in the treatment of offshore earnings regardless of whether they are repatriated; mandatory capitalization of research and development expenses beginning in 2022; immediate deductions for certain new investments instead of deductions for depreciation expense over time; further deduction limits on executive compensation; and modifying, repealing and creating many other business deductions and credits, including the reduction in the orphan drug credit from 50% to 25% of qualifying expenditures. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. This quarterly report does not discuss any such tax legislation or the manner in which it might affect us or our stockholders in the future. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchases of Shares or of Company Equity Securities

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8‑K	001‑3785237852	3.1	8/16/2016
3.2	Amended and Restated Bylaws	S‑1/A	333‑212476	3.2	8/1/2016
4.1	Specimen stock certificate evidencing the shares of common stock	S‑1/A	333‑212476	4.1	8/1/2016
4.2	Amended and Restated Investor Rights Agreement, by and among Protagonist Therapeutics, Inc. and the stockholders named therein, dated July 10, 2015.	S‑1/A	333‑212476	4.2	8/1/2016
4.3	Form of Class A Common Stock Purchase Warrant	8-K	001-37852	4.1	8/7/2018
4.4	Form of Class B Common Stock Purchase Warrant	8-K	001-37852	4.2	8/7/2018
10.1	Registration Rights Agreement, by and among Protagonist Therapeutics, Inc. and certain parties identified on the signature pages thereto, dated August 8, 2018.	8-K	001-37852	4.3	8/7/2018
10.2	Securities Purchase Agreement, by and among Protagonist Therapeutics, Inc. and certain purchasers identified on the signature pages thereto, dated August 6, 2018.	S-3	333-227216	10.1	9/7/2018
10.3+	First Amendment, dated January 31, 2019, to Lease, dated March 6, 2017, by and between Protagonist Therapeutics, Inc., as Tenant, and BMR-Pacific Research Center LP, as Landlord.
10.4+*	Severance Agreement, dated March 14, 2019, by and among Protagonist Therapeutics, Inc. and Suneel Gupta, Ph.D.
31.1+	Certification of Chief Executive Officer required by Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

+     Filed herewith

*     Indicates a management contract or compensatory plan or arrangement.

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

PROTAGONIST THERAPEUTICS, INC.

Date: May 8, 2019	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)