Form 10-Q
period 2019-06-30
Protagonist Therapeutics, Inc
filed 2019-08-07
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b‑2 of the Exchange Act

Large accelerated filer☐Accelerated filer ☒

Non-accelerated filer☐Smaller reporting company☒

Emerging growth company☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act of 1934).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July  31, 2019, there were 26,280,086 shares of the registrant’s Common Stock, par value $0.00001 per share, outstanding.

PROTAGONIST THERAPEUTICS, INC.

FORM 10‑Q

PART I. – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$71,143	$82,233
Restricted cash - current	10	10
Available-for-sale securities	54,958	46,620
Receivable from collaboration partner and contract asset - related party	4,889	4,587
Research and development tax incentive receivable	1,421	1,429
Prepaid expenses and other current assets	4,899	2,624
Total current assets	137,320	137,503
Property and equipment, net	1,692	861
Restricted cash - noncurrent	450	450
Operating lease right-of-use asset	6,539	—
Deferred tax asset	2,104	658
Total assets	$148,105	$139,472
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,787	$5,711
Payable to collaboration partner - related party	810	1,061
Accrued expenses and other payables	10,845	11,163
Operating lease liability - current	1,164	—
Deferred revenue - related party	17,717	8,223
Total current liabilities	33,323	26,158
Deferred revenue - related party - noncurrent	23,850	—
Operating lease liability - noncurrent	6,616	—
Deferred rent	—	799
Total liabilities	63,789	26,957
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 90,000,000 shares authorized; 24,967,603 and 23,187,219 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	268,234	253,222
Accumulated other comprehensive loss	(167)	(233)
Accumulated deficit	(183,751)	(140,474)
Total stockholders’ equity	84,316	112,515
Total liabilities and stockholders’ equity	$148,105	$139,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

License and collaboration revenue - related party	$(8,189)	$11,674	$(6,629)	$22,455
Operating expenses:
Research and development	19,355	17,735	31,799	33,103
General and administrative	3,863	3,178	7,627	6,820
Total operating expenses	23,218	20,913	39,426	39,923
Loss from operations	(31,407)	(9,239)	(46,055)	(17,468)
Interest income	604	576	1,333	1,144
Loss before income tax benefit	(30,803)	(8,663)	(44,722)	(16,324)
Income tax benefit	1,629	—	1,445	—
Net loss	$(29,174)	$(8,663)	$(43,277)	$(16,324)
Net loss per share, basic and diluted	$(1.18)	$(0.41)	$(1.77)	$(0.77)
Weighted-average shares used to compute net loss per share, basic and diluted	24,662,779	21,207,234	24,481,186	21,160,076

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(29,174)	$(8,663)	$(43,277)	$(16,324)
Other comprehensive loss:
Loss on translation of foreign operations	(19)	(68)	(4)	(86)
Unrealized gain on available-for-sale securities	41	54	70	6
Comprehensive loss	$(29,152)	$(8,677)	$(43,211)	$(16,404)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	Loss	Deficit	Equity
	Shares	Amount
Balance at March 31, 2019	23,392,534	$—	$255,591	$(189)	$(154,577)	$100,825
Stock-based compensation expense	—	—	2,013	—	—	2,013
Common stock issued pursuant to at-the-market offering, net of issuance costs	921,684	—	10,543	—	—	10,543
Common stock issued pursuant to exercise of Exchange Warrants	599,997	—	—	—	—	—
Common stock issued under equity incentive and employee stock purchase plans	53,388	—	87	—	—	87
Other comprehensive gain	—	—	—	22	—	22
Net loss	—	—	—	—	(29,174)	(29,174)
Balance at June 30, 2019	24,967,603	$—	$268,234	$(167)	$(183,751)	$84,316

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	Loss	Deficit	Equity
	Shares	Amount
Balance at March 31, 2018	21,163,590	$—	$223,904	$(72)	$(109,211)	$114,621
Stock-based compensation expense	—	—	1,645	—	—	1,645
Common stock issued under equity incentive and employee stock purchase plans	53,904	—	73	—	—	73
Other comprehensive gain	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(8,663)	(8,663)
Balance at June 30, 2018	21,217,494	$—	$225,622	$(86)	$(117,874)	$107,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Continued)

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	Loss	Deficit	Equity
	Shares	Amount
Balance at December 31, 2018	23,187,219	$—	$253,222	$(233)	$(140,474)	$112,515
Stock-based compensation expense	—	—	3,992	—	—	3,992
Common stock issued pursuant to at-the-market offering, net of issuance costs	921,684	—	10,543	—	—	10,543
Common stock issued pursuant to exercise of Exchange Warrants	599,997	—	—	—	—	—
Common stock issued under equity incentive and employee stock purchase plans	258,703	—	477	—	—	477
Other comprehensive gain	—	—	—	66	—	66
Net loss	—	—	—	—	(43,277)	(43,277)
Balance at June 30, 2019	24,967,603	$—	$268,234	$(167)	$(183,751)	$84,316

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	Loss	Deficit	Equity
	Shares	Amount
Balance at December 31, 2017	21,088,306	$—	$222,188	$(6)	$(101,550)	$120,632
Stock-based compensation expense	—	—	2,830	—	—	2,830
Common stock issued under equity incentive and employee stock purchase plans	129,188	—	604	—	—	604
Other comprehensive gain	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	(16,324)	(16,324)
Balance at June 30, 2018	21,217,494	$—	$225,622	$(86)	$(117,874)	$107,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,277)	$(16,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,992	2,830
Operating lease right-of-use asset amortization	903	—
Change in deferred tax asset	(1,446)	—
Depreciation and amortization	306	248
Net (accretion of discount) amortization of premium on available-for-sale securities	(209)	110
Changes in operating assets and liabilities:
Research and development tax incentive receivable	—	(963)
Receivable from collaboration partner and contract asset - related party	(302)	(3,968)
Prepaid expenses and other assets	(1,804)	807
Accounts payable	(2,998)	1,014
Payable to collaboration partner - related party	(251)	276
Accrued expenses and other payables	(319)	3,984
Operating lease liability	(931)	—
Deferred revenue - related party	33,344	(18,550)
Net cash used in operating activities	(12,992)	(30,536)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of available-for-sale securities	(52,459)	(39,012)
Proceeds from maturities of available-for-sale securities	44,400	27,035
Purchases of property and equipment, net	(1,058)	(276)
Net cash used in investing activities	(9,117)	(12,253)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market offering, net of issuance costs	10,543	—
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	477	604
Net cash provided by financing activities	11,020	604
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	20
Net decrease in cash, cash equivalents and restricted cash	(11,090)	(42,165)
Cash, cash equivalents and restricted cash, beginning of period	82,693	106,489
Cash, cash equivalents and restricted cash, end of period	$71,603	$64,324
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING INFORMATION:
Purchases of property and equipment in accounts payable and accrued liabilities	$82	$8
Tenant improvement allowance reimbursement	$469	$—

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

Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of $183.8 million as of June 30, 2019. The Company’s ultimate success depends on the outcome of its research and development and collaboration activities. The Company expects to incur additional losses in the future and anticipates the need to raise additional capital to continue to execute its long-range business plan. Through June 30, 2019, the Company has financed its operations primarily through private placements of redeemable convertible preferred stock, offerings of common stock and payments received under license and collaboration agreements.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the consolidated balance sheet as of December 31, 2018 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, accruals for research and development activities, stock-based compensation, income taxes, research and development tax incentives, available-for-sale securities and leases.  Estimates related to revenue recognition include actual costs incurred versus total estimated budgeted costs of the Company’s deliverables to determine percentage of completion, and application and estimates of constraints in the determination of the transaction price under its license and collaboration agreements. Management bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to forecasted amounts and future events. Actual results may differ significantly from those estimates.

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

Cash as Reported in Condensed Consolidated Statements of Cash Flows

Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as presented on the condensed consolidated balance sheets.

Cash as reported in the condensed consolidated statements of cash flows consists of (in thousands):

	June 30,
	2019	2018
Cash and cash equivalents	$71,143	$63,864
Restricted cash - current	10	10
Restricted cash - noncurrent	450	450
Cash balance in condensed consolidated statements of cash flows	$71,603	$64,324

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

Revenue Recognition

The Company follows Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”).  Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract,  determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligations when (or as) the performance obligations are satisfied. The Company constrains its estimate of the transaction price up to the amount (the “variable consideration constraint”) that a significant reversal of recognized revenue is not probable.

Licenses of intellectual property:  If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in an arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring proportional performance for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of proportional performance each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone payments:  At the inception of each arrangement or amendment that includes development, regulatory or commercial milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. ASC 606 suggests two alternatives to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. Whichever method is used, it should be consistently applied throughout the life of the contract; however, it is not necessary for the Company to use the same approach for all contracts. The Company expects to use the most likely amount method for development and regulatory milestone payments. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis. The Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability or achievement of each such milestone and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

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

Upfront payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. Amounts payable to the Company and not yet billed to the collaboration partner are recorded as contract assets. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Contractual cost sharing payments made to a customer are accounted for as a reduction to the transaction price if such payments are not related to distinct goods or services received from the customer.

Contracts may be amended to account for changes in contract specifications and requirements. Contract modifications exist when the amendment either creates new, or changes existing, enforceable rights and obligations. When contract modifications create new performance obligations and the increase in consideration approximates the standalone selling price for goods and services related to such new performance obligations as adjusted for specific facts and circumstances of the contract, the modification is considered to be a separate contract and revenue is recognized prospectively. If a contract modification is not accounted for as a separate contract, the Company accounts for the promised goods or services not yet transferred at the date of the contract modification (the remaining promised goods or services) prospectively, as if it were a termination of the existing contract and the creation of a new contract, if the remaining goods or services are distinct from the goods or services transferred on or before the date of the contract modification. The Company accounts for a contract modification as if it were a part of the existing contract if the remaining goods or services are not distinct and, therefore, form part of a single performance obligation that is partially satisfied at the date of the contract modification. In such case the effect that the contract modification has on the transaction price, and on the entity’s measure of progress toward complete satisfaction of the performance obligation, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) at the date of the contract modification (the adjustment to revenue is made on a cumulative catch-up basis).

The period between when the Company transfers control of promised goods or services and when the Company receives payment is expected to be one year or less, and that expectation is consistent with the Company’s historical experience. Upfront payment contract liabilities resulting from the Company’s license and collaboration agreements do not represent a financing component as the payment is not financing the transfer of goods and services, and the technology underlying the licenses granted reflects research and development expenses already incurred by the Company. As such, the Company does not adjust its revenues for the effects of a significant financing component.

Research and Development Costs

Research and development costs are expensed as incurred, unless there is an alternate future use in other research and development projects or otherwise. Research and development costs include salaries and benefits, stock-based compensation expense, laboratory supplies and facility-related overhead, outside contracted services including clinical trial costs, manufacturing and process development costs for both clinical and pre-clinical materials, research costs, development milestone payments under license and collaboration agreements, and other consulting services.

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

Research and Development Tax Incentive

The Company is eligible under the AusIndustry research and development tax incentive program to obtain a cash refund from the Australian Taxation Office. The refundable cash tax incentive is available to the Company on the basis of specific criteria with which the Company must comply. Specifically, the Company must have annual turnover of less than AUD 20.0 million and cannot be controlled by income tax exempt entities. The refundable cash research and development tax incentive is recognized as a reduction to research and development expense when the right to receive has been attained and funds are considered to be collectible. The tax incentive is denominated in Australian dollars and, therefore, the related receivable is remeasured into U.S. dollars as of each reporting date. The Company may alternatively be eligible for a taxable credit in the form of a non-cash tax incentive. The Company evaluates its eligibility under tax incentive programs as of each balance sheet date and makes accrual and related adjustments based on the most current and relevant data available.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016‑02, Leases (Topic 842). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which provides clarification to ASU 2016-02. These ASUs (collectively, the new lease standard) require an entity to recognize a lease liability and a ROU asset on the balance sheet for leases with lease terms of more than twelve months. Lessor accounting is largely unchanged, while lessees are no longer provided with a source of off-balance sheet financing. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) - Targeted Improvements, which allows entities to elect an optional transition method where entities may continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoption rather than in the earliest period presented. The Company adopted the new lease standard using the modified retrospective approach effective January 1, 2019 and elected the package of transitional practical expedients, such that, for leases existing prior to the adoption of ASC 842, the Company did not need to reassess whether contracts are leases, retained historical lease classification and historical initial direct costs classification. The Company did not elect the hindsight practical expedient to determine the lease term for existing leases. At January 1, 2019, the Company derecognized its deferred rent liability in the amount of $0.8 million, and recognized a ROU asset and related lease liability in the amount of $7.5 million and $8.3 million, respectively.

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

Recently Issued Accounting Pronouncements Not Yet Adopted as of June 30, 2019

In June 2016, the FASB issued ASU No. 2016‑13, Financial Instruments - Credit Losses (Topic 326), which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. In May 2019, the FASB issued ASU No. 2019-05, which amended the new standard by providing targeted transition relief. The new guidance replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. This guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2019 and early adoption is permitted for fiscal years and interim periods within those years beginning after December 15, 2018. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and disclosures.

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

Under the Janssen License and Collaboration Agreement, the Company granted to Janssen an exclusive worldwide license to develop, manufacture and commercialize PTG‑200 and related IL‑23R compounds for all indications, including CD and UC. The Company was responsible, at its own expense, for the conduct of the Phase 1 clinical trial for PTG-200, and Janssen is responsible for the conduct of the first Phase 2 clinical trial for PTG-200 in CD, including filing the U.S. Investigational New Drug application (“IND”). Development costs for the Phase 2 clinical trial are shared between the parties on an 80/20 basis, with Janssen assuming the larger share.

The Company entered into an amendment (the “First Amendment”) to the Janssen License and Collaboration Agreement effective May 7, 2019. The First Amendment builds upon the Company’s ongoing development collaboration with Janssen for PTG-200 and, upon the effectiveness of the First Amendment, the Company became eligible to receive a $25.0 million payment from Janssen, which was received during the second quarter of 2019. The First Amendment expands the scope of the Janssen License and Collaboration Agreement by supporting research efforts towards identifying and developing second-generation IL-23 receptor antagonists (“second-generation compounds”).

As part of the services added in the First Amendment, Janssen will pay certain costs and milestones related to advancing pre-clinical candidates from the second-generation research program into Phase 1 studies, including funding of a certain number of full-time equivalent employees (“FTEs”) at the Company for a set period of time and funding of the research activities of such FTEs. The Company will pay 100% of the costs for the Phase 1 studies for the first second-generation compound, and 50% of the costs of the Phase 1 studies for the second and third second-generation compounds; thereafter Janssen will pay 100% of the Phase 1 costs. Development costs for the Phase 2 clinical trials for second-generation compounds are shared between the parties on an 80/20 basis, with Janssen assuming the larger share. The Company’s Phase 1 and Phase 2 development costs are also limited by overall spending caps.

The Company was eligible to receive a $25.0 million milestone payment upon Janssen’s filing of the IND. This amount was considered constrained up until the First Amendment became effective, at which time the Company became eligible to receive the $25.0 million payment from Janssen. Payments to the Company for research and development services are generally billed and collected as services are performed, including research activities and Phase 1 and Phase 2 development activities. Janssen bills the Company for its 20% share of the Phase 2 development costs as expenses are incurred by Janssen. Milestone payments are paid when achieved.

Pursuant to the First Amendment, the Company will continue to receive clinical development, regulatory and commercial milestones if Janssen elects to retain its license following completion of Phase 2a and/or Phase 2b studies with PTG-200 and/or second-generation compounds. Following the conclusion of the planned Phase 2a portion of a

Phase 2 clinical trial with respect to PTG-200, if Janssen elects to maintain its license rights and continue the development of PTG-200 in the Phase 2b portion of such clinical trials (the “Amended First Opt-in”) prior to dosing of the third patient in the first Phase 2 clinical trial of second-generation compound, the Company would be eligible to receive a $50.0 million payment. Following the conclusion of the planned Phase 2b portion of a Phase 2 clinical trial with respect to PTG-200 or the first Phase 2 clinical trial of second-generation compounds, if Janssen elects to maintain its license rights (the “Amended Second Opt-in”), among other things, the Company would be eligible to receive a $50.0 million payment. Formerly, the first and second opt-in payments were $125.0 million and $215.0 million, respectively. If Janssen does not make the Amended Second Opt-in election, with respect to either PTG-200 or a second-generation compound, the Janssen License and Collaboration Agreement would terminate.

Upon making the Amended Second Opt-in election, Janssen will receive exclusive, worldwide rights to develop and commercialize PTG-200 and any second-generation compounds derived from the research collaboration contemplated by the Janssen License and Collaboration Agreement and the First Amendment. Pursuant to the First Amendment, the Company will be eligible to receive tiered royalties on net product sales at percentages ranging from mid-single digits to ten. As set forth in the First Amendment, the Company will also be eligible for certain additional milestone payments including a potential payment of either $100.0 million upon a Phase 3 CD clinical trial reaching a primary clinical endpoint with respect to PTG-200 or $115.0 million upon a Phase 3 CD clinical trial reaching a primary clinical endpoint with respect to a second-generation compound. Under the terms of the First Amendment, the Company will be eligible to receive up to $1.0 billion in research, development, regulatory and sales milestones.

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

Revenue Recognition

The Company has concluded that the amended Janssen License and Collaboration Agreement continues to contain a single performance obligation including the development license; second-generation compound research services; Phase 1 development services for PTG-200 and two potential second-generation compounds; the Company’s services associated with Phase 2 development for PTG-200 until Phase 2a; the Company’s services associated with Phase 2 development for a second-generation product until the dosing of the third patient in Phase 2b; and all other such services that the Company may perform at the request of Janssen to support the development of PTG-200, second-generation research services, or the development of a second-generation compound. The Company concluded that the Amended First Opt-in Election and the Amended Second Opt-in Election options are not considered to be material rights.

The Company determined that the license was not distinct from the added research and development services within the context of the agreement because the added research and development services significantly increase the utility of the intellectual property. The Company also determined that the remaining research and development services are not distinct from the partially delivered combined promise comprised under the agreement prior to the First Amendment of the development license and PTG-200 services, including compound supply and other services. Therefore, the First Amendment is treated as if it were part of the original Janssen License and Collaboration Agreement. The First Amendment will be accounted for as if it were an extension of services under the initial Janssen License and Collaboration Agreement by applying a cumulative catch-up adjustment to revenue. As of the effective date of the First Amendment, the Company calculated the adjusted cumulative revenue under the amended Janssen License and Collaboration Agreement by updating the transaction price for the incremental consideration to be received, net of the incremental development cost reimbursement to be paid to Janssen, and an updated percentage complete, which resulted in a cumulative adjustment that reduced revenue by $9.4 million.

The contract duration is defined as the period in which parties to the contract have present enforceable rights and obligations. For revenue recognition purposes, the Company determined that the duration of the Janssen License and Collaboration Agreement, as amended, began on the effective date of July 13, 2017 and ends upon the later of end of Phase 2a for PTG-200 or upon dosing of the third patient in Phase 2b for a second-generation compound.

The Company uses the most likely amount method to estimate variable consideration included in the transaction price. Variable consideration after the First Amendment consists of future milestone payments and cost sharing payments from Janssen for agreed upon services offset by Phase 2 development costs reimbursement payable to Janssen. Cost sharing payments from Janssen relate to the agreed upon services for Phase 2 activities that the Company performs within the duration of the contract are included in the transaction price at an amount equal to 80% of the estimated budgeted costs for these activities, including primarily internal full-time equivalent effort and third party contract costs. Cost sharing payments to Janssen relate to agreed upon services for Phase 2 activities that Janssen performs within the duration of the contract are not a distinct service that Janssen transfers to the Company. Therefore, the consideration payable to Janssen is accounted for as a reduction in the transaction price.

The Company determined that the new transaction price of the Janssen License and Collaboration Agreement was $109.2 million as of June 30, 2019, an increase of $48.6 million from the transaction price of $60.6 million at March 31, 2019. In order to determine the transaction price, the Company evaluated all payments to be received during the duration of the contract, net of Phase 2 development costs reimbursement expected to be payable to Janssen. The Company determined that the transaction price includes the $50.0 million upfront payment, the $25.0 million payment payable upon the effectiveness of the First Amendment, $17.3 million of reimbursement from Janssen for services performed for PTG-200 Phase 2 and for second-generation compound research costs and other services, and $16.9 million of estimated variable consideration. The Company evaluated whether the variable component of the transaction price should be constrained to ensure that a significant reversal of revenue recognized on a cumulative basis as of June 30, 2019 is not probable. The Company concluded that that the variable consideration constraint does not further decrease the estimated transaction price as of June 30, 2019. The additional potential development, regulatory and sales milestone payments after the completion of Phase 2b activities that the Company is eligible to receive are outside the contract term and as such have been excluded from the transaction price. The increase in transaction price following the First Amendment was due primarily to the collection of the $25 million payment and increases in reimbursable costs related to new and extended research and development services, offset by Phase 2 development costs reimbursement payable to Janssen.

The Company re-evaluates the transaction price, including variable consideration, at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company and Janssen make quarterly cost sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the overall shared costs incurred.

The Company utilizes a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. In applying the cost-based input methods of revenue recognition, the Company uses actual costs incurred relative to expected costs to fulfill the combined performance obligation. These costs consist primarily of internal full-time equivalent effort and third-party contract costs. Revenue will be recognized based on actual costs incurred as a percentage of total estimated costs as the Company completes its performance obligations. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the Company’s performance obligations. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Janssen. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

For the three months ended June 30, 2019, the Company recorded a $9.4 million cumulative catchup adjustment reducing license and collaboration revenue, partially offset by $1.2 million of license and collaboration revenue following the contract modification for the First Amendment. For the three months ended June 30, 2018, the Company recognized $11.7 million of license and collaboration revenue.

For the six months ended June 30, 2019, the Company recorded a $9.4 million cumulative catchup adjustment reducing license and collaboration revenue, partially offset by $1.2 million of license and collaboration revenue following the contract modification for the First Amendment and $1.6 million of revenue recognized during the first quarter of 2019 under the original Janssen License and Collaboration agreement. For the six months ended June 30, 2018, the Company recognized $22.5 million of license and collaboration revenue.

The following tables present changes in the Company’s contract assets and liabilities during the periods presented (in thousands):

	Balance at			Balance at
	Beginning of			End of
Six Months Ended June 30, 2019	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$2,042	$29,881	$(27,034)	$4,889
Contract asset - related party	$2,545	$—	$(2,545)	$—
Contract liabilities:
Deferred revenue - related party	$8,223	$34,526	$(1,182)	$41,567
Payable to collaboration partner - related party	$1,061	$625	$(876)	$810

	Balance at			Balance at
	Beginning of			End of
Six Months Ended June 30, 2018	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$1,816	$4,627	$(658)	$5,785
Contract liabilities:
Deferred revenue - related party	$31,752	$3,451	$(22,001)	$13,202
Payable to collaboration partner - related party	$—	$580	$(304)	$276

During the three and six months ended June 30 2019,  the Company recognized revenue of $1.6 million from amounts included in the deferred revenue contract liability balance at the beginning of the period. During the three and six months ended June 30, 2018, the Company recognized revenue of $11.5 million and $22.0 million, respectively, from amounts included in the contract liability balance at the beginning of the period. None of the costs to obtain or fulfill the contract were capitalized.

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

The following table presents the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$38,877	$—	$—	$38,877
Corporate bonds	—	12,578	—	12,578
Commercial paper	—	36,563	—	36,563
Government bonds	—	33,150	—	33,150
Total financial assets	$38,877	$82,291	$—	$121,168

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$25,390	$—	$—	$25,390
Corporate bonds	—	8,989	—	8,989
Commercial paper	—	59,730	—	59,730
Government bonds	—	33,394	—	33,394
Total financial assets	$25,390	$102,113	$—	$127,503

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

Note 5. Balance Sheet Components

Cash Equivalents and Available-for-sale Securities

Cash equivalents and available-for-sale securities consisted of the following (in thousands):

	June 30, 2019
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$38,876	$—	$—	$38,876
Corporate bonds	12,567	12	(1)	12,578
Commercial paper	36,565	3	(4)	36,564
Government bonds	33,126	24	—	33,150
Total cash equivalents and available-for-sale securities	$121,134	$39	$(5)	$121,168
Classified as:
Cash equivalents				$66,210
Available-for-sale securities				54,958
Total cash equivalents and available-for-sale securities				$121,168

	December 31, 2018
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$25,390	$—	$—	$25,390
Corporate bonds	8,997	—	(8)	8,989
Commercial paper	59,730	—	—	59,730
Government bonds	33,423	—	(29)	33,394
Total cash equivalents and available-for-sale securities	$127,540	$—	$(37)	$127,503
Classified as:
Cash equivalents				$80,883
Available-for-sale securities				46,620
Total cash equivalents and available-for-sale securities				$127,503

Available-for-sale securities - current held as of June  30, 2019 and December 31, 2018 had contractual maturities of less than one year. There were no material realized gains or realized losses on available-for-sale securities for the periods presented. The Company has not experienced any material credit losses on its investments.

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Laboratory equipment	$2,869	$2,533
Furniture and computer equipment	467	338
Leasehold improvements	739	67
Total property and equipment	4,075	2,938
Less: accumulated depreciation and amortization	(2,383)	(2,077)
Property and equipment, net	$1,692	$861

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued clinical and research related expenses	$6,593	$7,781
Accrued employee related expenses	2,460	2,726
Accrued research and development tax incentive payable	1,241	—
Accrued professional service fees	529	61
Other	22	595
Total accrued expenses and other payables	$10,845	$11,163

Note 6. Research Collaboration and License Agreement

In October 2013, the Company’s former collaboration partner decided to abandon a collaboration program with the Company and, pursuant to the terms of the agreement between the Company and the former collaboration partner, the Company elected to assume the responsibility for the development and commercialization of the product. Upon the former collaboration partner’s abandonment, it assigned to the Company certain intellectual property that relates to the products arising from the collaboration. Milestone payments to collaboration partners are recorded as research and development expenses in the period that the expense is incurred. The Company did not accrue any payments due to former collaboration partners for research and development expenses during the three and six months ended June 30, 2019 and 2018.

Note 7. Government Programs

Research and Development Tax Incentive

The Company recognized AUD 2.4 million ($1.7 million) and AUD 1.8 million ($1.2 million) of research and development expenses for the three and six months ended June 30, 2019, respectively, in connection with a reversal of previously recorded reductions to research and development expenses in connection with the tax incentive from Australia. The Company determined that it had exceeded the annual turnover limit to claim such amounts following the receipt of certain payments under the Janssen License and Collaboration Agreement. The Company recognized AUD 463,000  ($359,000) and AUD 1.2 million  ($964,000) as a reduction of research and development expenses for the three and six months ended June 30, 2018, respectively, in connection with the research and development tax incentive from Australia.  As of June 30, 2019 and December 31, 2018, the research and development tax incentive receivable was AUD 2.0 million ($1.4 million).

Small Business Innovation Research (“SBIR”) Grants

The Company has received SBIR grants from the National Institutes of Health (“NIH”) in support of research aimed at its product candidates. The Company recognizes a reduction to research and development expenses when expenses related to the grants have been incurred and the grant funds become contractually due from NIH. The Company recorded $358,000 and $546,000 as a reduction of research and development expenses for the three and six months ended June 30, 2019, respectively. The Company recorded $64,000 and $125,000 as a reduction of research and development expenses for the three and six months ended June 30, 2018, respectively. The Company recorded a receivable for $358,000 and $309,000 as of June 30, 2019 and December 31, 2018, respectively, to reflect the eligible costs incurred under the grants that are contractually due to the Company, and such amounts are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

	Balance at	Adjustments	Balance at
	December 31,	Due to	January 1,
	2018	ASC 842	2019
Balance Sheet:
Operating lease right-of-use asset - noncurrent	$—	7,499	$7,499
Operating lease liability - current	$—	1,080	$1,080
Operating lease liability - noncurrent	$—	7,219	$7,219
Deferred rent - noncurrent	$799	(799)	$—

The Company has one operating lease agreement entered into in March 2017 for laboratory and office space located in Newark, California. The Company provided the landlord with a $450,000 letter of credit collateralized by restricted cash as security deposit for the lease, which expires in May 2024. In March 2019, the Company recorded a receivable from the landlord of $469,000 related to eligible leasehold improvements made to the leased property, which the Company received in July 2019. Leases with terms of 12 months or less are not recorded on the balance sheet, as the related lease expenses are recognized on a straight-line basis over the lease term. During the three and six months ended June 30, 2019, the Company recognized $21,000 of sublease income.

The weighted average lease term and discount rate are as follows:

June 30,
2019
Operating Lease Term and Discount Rate:
Weighted-average remaining lease term	4.9 years
Weighted-average discount rate	11.0%

The following table summarizes the Company’s minimum lease payments and lease liability as of June  30, 2019 (in thousands):

Year Ending December 31:	Amount
2019 (remaining six months)	$954
2020	1,941
2021	2,000
2022	2,059
2023	2,121
Thereafter	895
Total future minimum lease payments	9,970
Less: imputed interest	(2,190)
Present value of future minimum lease payments	7,780
Less: current portion of operating lease liability	(1,164)
Operating lease liability - noncurrent	$6,616

As previously disclosed in the Company’s 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year would have been as follows (in thousands):

Year Ending December 31:	Amount
2019	$1,941
2020	2,000
2021	2,059
2022	2,121
2023	2,185
Thereafter	922
Total	$11,228

Supplemental lease cost information is as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$444	$903

Supplemental balance sheet information is as follows (in thousands):

June 30, 2019
Operating Leases:
Operating lease right-of-use asset - non-current	$6,539

Operating lease liability - current	$1,164
Operating lease liability - noncurrent	6,616
Total operating lease liabilities	$7,780

Supplemental cash flow information is as follows (in thousands):

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$931

Note 9. Stockholders’ Equity

In September 2017, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) (File No. 333-220314), effective as of October 5, 2017, as amended, which permits the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $200.0 million of its common stock.  Up to a maximum of $50.0 million of the maximum aggregate offering price of $200.0 million may be issued and sold pursuant to an at-the-market (“ATM”) financing facility under a sales agreement (the “Sales Agreement”). The Company sold 921,684 shares of its common stock pursuant to the Sales Agreement during the three and six months ended June 30, 2019 for net proceeds of $10.5 million, after deducting issuance costs. There were no sales of the Company’s common stock pursuant to the Sales Agreement during the three and six months ended June 30, 2018. As of June 30, 2019, a total of $96.5 million of common stock remained available for sale under the registration statement on Form S-3, $37.5 million of which remained available for sale under the ATM financing facility.

On August 6, 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which the Company sold an aggregate of 2,750,000 shares of its common stock at a price of $8.00 per share, for aggregate net proceeds of $21.7 million, after deducting offering expenses payable by the Company. In a concurrent private placement, the Company issued the Investors warrants to purchase an aggregate of 2,750,000 shares of its common stock (each, a “Warrant,” and collectively, the “Warrants”).  Each Warrant is exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $15.00 per share. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the warrants may be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, the Company granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. The common stock and warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity, and the net proceeds from the transaction were recorded as a credit to additional paid-in capital. As of June  30, 2019, none of the warrants have been exercised.

On December 21, 2018, the Company entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.00001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.00001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. In accordance with Accounting Standards Codification Topic 505, Equity, the Company recorded the retirement of the common stock exchanged as a reduction of common shares outstanding and a corresponding debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity, and fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. As of June 30, 2019, Exchange Warrants to purchase 600,000 shares of common stock were net exercised, resulting in the issuance of 599,997 shares of common stock.

Note 10. Equity Plans

Equity Incentive Plans

In July 2016, the Company’s board of directors and stockholders approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) to replace the 2007 Stock Option Plan. The 2016 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2016 Plan expire no later than ten years from the date of grant. As of June 30, 2019, approximately 522,856 shares were available for issuance under the 2016 Plan.

Inducement Plan

In May 2018, the Company’s board of directors approved the 2018 Inducement Plan, a non-stockholder approved stock plan, under which it reserved and authorized up to 750,000 shares of the Company’s common stock in order to award options and restricted stock unit awards to persons that were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company, within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. The 2018 Inducement Plan is administered by the board of directors or the Compensation Committee of the board, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2018 Inducement Plan expire no later than ten years from the date of grant. As of June 30, 2019, approximately 460,000 shares were available for issuance under the 2018 Inducement Plan.

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

Stock option activity under the Company’s equity incentive and inducement plans is set forth below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life (years)	Value (1)
				(in millions)
Balances at December 31, 2018	3,178,441	$12.23	7.52
Options granted	1,067,300	8.75
Options exercised	(95,627)	1.59
Options forfeited	(369,669)	12.27
Balances at June 30, 2019	3,780,445	$11.51	7.54	$12.3
Options exercisable – June 30, 2019	1,802,359	$11.57	6.16	$7.4
Options vested and expected to vest – June 30, 2019	3,780,445	$11.51	7.54	$12.3

(1)

The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on June  30, 2019. The calculation excludes options with an exercise price higher than the closing price of the Company’s common stock on June 30, 2019.

During the six months ended June  30, 2019, the estimated weighted-average grant-date fair value of common stock underlying options granted to employees was $5.13 per share.

Stock Options Valuation

The fair value of employee stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Expected term (in years)	5.50 - 6.08	5.50 - 6.08	5.50 - 6.08	5.50 - 6.08
Expected volatility	62.0 - 62.7%	64.0 - 66.4%	62.0 - 62.7%	64.0 - 66.4%
Risk-free interest rate	1.88 - 2.20%	2.65 - 2.98%	1.88 - 2.58%	2.42 - 2.98%
Dividend yield	—	—	—	—

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

Restricted stock unit activity under the Company’s equity incentive plans is set forth below:

Un
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2018	418,450	$10.45
Restricted stock units granted	160,650	8.02
Restricted stock units vested	(119,353)	10.04
Restricted stock units forfeited	(91,176)	9.79
Unvested at June 30, 2019	368,571	$9.68

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“2016 ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period. As of June 30, 2019, a total of 146,673 shares of common stock have been issued under the 2016 ESPP, and 613,304 shares were available for issuance.

Stock-Based Compensation

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development	$977	$837	$2,100	$1,378
General and administrative	1,036	808	1,892	1,452
Total stock-based compensation expense	$2,013	$1,645	$3,992	$2,830

As of June  30, 2019, total unrecognized stock-based compensation expense was approximately $16.2 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.

Note 11. Income Taxes

The Company recorded income tax benefit of $1.6 million and $1.4 million for the three and six months ended June 30, 2019, respectively, representing an effective income tax rate of 5.3% and 3.2%, respectively. Income tax benefit for the three and six months ended June 30, 2019 included a discrete tax benefit of approximately $1.1 million for the 2017 Australia refundable R&D tax offset The Company’s effective income tax rate for the three and six months ended June  30, 2019 differs from the Company’s federal statutory rate of 21%, primarily because its U.S. loss cannot be benefited due to the full valuation allowance position and reduced by foreign taxes. No income tax expense or benefit was recorded for the three and six months ended June 30, 2018.

Note 12. Net Loss per Share

As the Company had net losses for the three and six months ended June 30, 2019 and 2018, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(29,174)	$(8,663)	$(43,277)	$(16,324)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	24,662,779	21,207,234	24,481,186	21,160,076
Net loss per shares, basic and diluted	$(1.18)	$(0.41)	$(1.77)	$(0.77)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share computations for the periods presented because their inclusion would be anti-dilutive:

	June 30,
	2019	2018

Options to purchase common stock	3,780,445	3,071,618
Common stock warrants	2,750,000	—
Restricted stock units	368,571	113,625
ESPP shares	36,999	19,417
Total	6,936,015	3,204,660

Note 13. Subsequent Event

The Company sold 1.2 million shares of its common stock pursuant to the Sales Agreement during the period from July 1, 2019 through July 31, 2019 for net proceeds of $15.0 million, after deducting issuance costs. As of July 31, 2019, a total of $81.1 million of common stock remained available for sale under the registration statement on Form S-3, $22.1 million of which remained available for sale under the ATM financing facility.

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

Our Product Pipeline

PROGRAM	DOSING FORM	PRECLINICAL	PHASE 1	PHASE 2	MILESTONES
PTG-300 Hepcidin Mimetic for β-Thalassemia, PV, HH & MDS	Injectable (Sub-Q)		β-Thalassemia		• Ph 2 initiated; preliminary results expected 4Q 2019 • PV indication initiation expected 3Q 2019 • Other indications (HH & MDS) initiation in 2020
PTG-200 IL-23R Antagonist IBD (Crohn's) Partnered with **Janssen Biotech**	Oral	Crohn's			• Ph 1 completed • US IND filed and approved • $25 million payment received • Ph2 initiation expected in 4Q 2019
PN-943 α4β7 Antagonist IBD (UC)	Oral	Ulcerative Colitis			• Ph 1 completed; Positive PD results reported in 2019 • Ph 2 UC trial initiation expected in early 2020

In hematology, our most advanced clinical product candidate, PTG-300, is under development for the treatment of certain rare blood disorders characterized by ineffective erythropoiesis, excessive red blood cells or iron overload. PTG-300 is an injectable compound that mimics the effect of the natural hormone hepcidin, but with greater potency, solubility and stability. Hepcidin is a key hormone in regulating iron equilibrium and is critical to the proper development of red blood cells. We are currently developing PTG-300 for the treatment of ineffective erythropoiesis, chronic anemia and iron overload, with an initial focus on beta-thalassemia non-transfusion dependent and transfusion dependent patients where the primary endpoints are hemoglobin increases and transfusion burden reductions, respectively. PTG-300 has received an orphan drug designation from the U.S. Food and Drug Administration (“FDA”) and European Union (“EU”) regulatory authorities. The FDA has granted Fast Track designation to PTG-300 for the treatment of beta-thalassemia. In the first quarter of 2019, we began dosing patients in a global Phase 2 study of PTG-300 in beta-thalassemia. We expect to report preliminary results from this Phase 2 study in the fourth quarter of 2019 and top line results are expected in the first half of 2020.  We plan to initiate a Phase 2 study in a polycythemia vera (“PV”) in the third quarter of 2019. We are working toward the initiation of a both a clinical study of PTG-300 in the treatment of hereditary hemochromatosis (“HH”) and an investigator-sponsored study of PTG-300 in patients with myelodysplastic syndromes (“MDS”) in early 2020.

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

PTG-200 is a potential first-in-class oral gut-restricted Interleukin-23 receptor (“IL-23R”) antagonist for the treatment of IBD. We have entered into a worldwide license and collaboration agreement with Janssen Biotech, Inc. (“Janssen”), a Johnson & Johnson company, to co-develop and co-detail PTG-200 and any second-generation compounds, for all indications, including IBD. The agreement was amended on May 7, 2019 to expand the collaboration, triggering a $25 million payment from Janssen received during the second quarter of 2019. See Note 3 to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. In 2018, we completed a Phase 1 clinical study to evaluate the safety, pharmacokinetics and pharmacodynamics of PTG-200 in healthy volunteers. Janssen submitted a U.S. Investigational New Drug application (“IND”) for PTG-200 in CD during the second quarter of 2019, which was filed and approved in July 2019. We expect to initiate a Phase 2 clinical study in CD in the fourth quarter of 2019.

PN-943, a potential first-in-class oral, gut-restricted, alpha-4-beta-7 (“α4β7”) specific integrin antagonist, is currently in a Phase 1 single and multiple ascending dose clinical trial in healthy volunteers to evaluate safety, pharmacokinetics and pharmacodynamics. We developed PN-943 as a more potent oral gut-restricted α4β7 backup compound to PTG-100, our first-generation oral gut-restricted α4β7 inhibitor that was being developed for treatment of ulcerative colitis. In March 2018, we announced the discontinuation of a global Phase 2 clinical trial of PTG-100 in patients with moderate to severe UC due to futility following a planned interim analysis by an independent Data Monitoring Committee. In August 2018, we announced that a blinded re-read of endoscopies from the study by an independent contract research organization had demonstrated signals of clinical efficacy. A human error in the initial endoscopy reads by the original vendor which was characterized by an unusually high placebo effect led to the original futile outcome. In addition, a pre-specified blinded histopathology analysis of colon biopsies from the trial indicated dose-dependent high rates of histologic remission which supported the observations of clinical remission and endoscopy responses for PTG-100. During 2018 we replaced PTG-100 with PN-943 as a development candidate for the treatment of IBD based on an assessment of pre-clinical data from PN-943 suggesting that PN-943 is a more potent compound than PTG-100.

We reported results of the single ascending dose (“SAD”) part of the Phase 1 clinical study of PN-943 during the second quarter of 2019. We reported results from the multiple ascending dose (“MAD”) part of the Phase 1 clinical study of PN-943 in August 2019. The pharmacodynamic results indicated that the administration of PN-943 was safe and well tolerated, and results of target engagement were supportive of the higher potency of PN-943 as compared to PTG-100.  We anticipate initiating a Phase 2 proof-of-concept study in UC in early 2020.

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

Operations

We have incurred net losses in each year since inception and we do not anticipate achieving sustained profitability in the foreseeable future. Our net losses were  $29.2 million and $43.3 million for the three months and six months ended June 30, 2019, respectively, and $8.7 million and $16.3 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $183.8 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development, including clinical development activities under the our worldwide license and collaboration agreement with Janssen, and, as a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approval for, our product candidates.

Janssen License and Collaboration Agreement

On May 26, 2017, we and Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson, entered into an exclusive license and collaboration agreement  for the clinical development, manufacture and commercialization of PTG-200 worldwide for the treatment of CD and UC (the “Janssen License and Collaboration Agreement”), which was subsequently amended effective May 7, 2019. Janssen is a related party to us as Johnson & Johnson Innovation - JJDC, Inc., a significant stockholder of ours, and Janssen are both subsidiaries of Johnson & Johnson. During the third quarter of 2017, we received a non-refundable, upfront cash payment of $50.0 million from Janssen. During the second quarter of 2019, we received a non-refundable cash payment of $25.0 million due upon execution of the amendment. See Note 3 to the Condensed Consolidated Financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies.

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

There have been no other material changes in our critical accounting policies during the three and six months ended June 30, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 12, 2019.

Components of Our Results of Operations

License and Collaboration Revenue

Our license and collaboration revenue is derived from payments we receive under the Janssen License and Collaboration Agreement. See Note 3 to the Condensed Consolidated Financial  Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

We recognize the funds from grants under government programs as a reduction of research and development expenses when the related research costs are incurred. In addition, we recognize the funds related to our Australian research and development tax incentive that are not subject to refund provisions as a reduction of research and development expenses. The research and development tax incentives are recognized when there is reasonable assurance that the incentives will be received, the relevant expenditure has been incurred and the amount of the consideration can be reliably measured. We evaluate our eligibility under the tax incentive program as of each balance sheet date and make accruals and related adjustments based on the most current and relevant data available. We may alternatively be eligible for a taxable credit in the form of a non-cash tax incentive.

We allocate direct costs and indirect costs incurred to product candidates when they enter clinical development. For product candidates in clinical development, direct costs consist primarily of clinical, pre-clinical, and drug discovery costs, costs of supplying drug substance and drug product for use in clinical and pre-clinical studies, including clinical manufacturing costs, contract research organization fees, and other contracted services pertaining to specific clinical and pre-clinical studies. Indirect costs allocated to our product candidates on a program specific basis include research and development employee salaries, benefits, and stock-based compensation, and indirect overhead and other administrative support costs. Program-specific costs are unallocated when the clinical expenses are incurred for our early stage research and drug discovery projects, our internal resources, employees and infrastructure are not tied to any one research or drug discovery project and are typically deployed across multiple projects. As such, we do not provide financial information regarding the costs incurred for early stage pre-clinical and drug discovery programs on a program-specific basis prior to the clinical development stage. During 2018, we elected to halt further development of PTG-100 and concurrently elected to replace further development of PTG-100 with PN-943 based on an assessment of pre-clinical data from PN-943. We continue to experience costs related to winding down the development and trials for PTG-100 in 2019. We initiated a Phase 1 study of PN-943 during the fourth quarter of 2018 and began presenting costs associated with PN-943 accordingly.

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Clinical and development expense — PTG-300	$8,063	$3,074	$13,816	$5,657
Clinical and development expense — PN-943	6,032	—	10,240	—
Clinical and development expense — PTG-200	2,774	6,570	3,853	9,729
Clinical and development expense — PTG-100	280	5,333	935	14,437
Pre-clinical and drug discovery research expense	891	3,181	2,270	4,368
Grants and incentives reversals (reimbursement of expenses), net	1,315	(423)	685	(1,088)
Total research and development expenses	$19,355	$17,735	$31,799	$33,103

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of expenses for rent and maintenance of facilities, information technology, depreciation and amortization expense and other supplies. We expect to continue to incur expenses to support our continued operations as a public company, including expenses related to existing and future compliance with rules and regulations of the SEC and those of the national securities exchange on which our securities are traded, insurance expenses, investor relations, professional services and general overhead and administrative costs.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and available-for-sale securities.

Results of Operations

Comparison of the Three Months Ended June  30, 2019 and 2018

	Three Months Ended
	June 30,		Dollar	%
	2019	2018	Change	Change
	(Dollars in thousands)
License and collaboration revenue - related party	$(8,189)	11,674	$(19,863)	(170)
Operating expenses:
Research and development (1)	19,355	17,735	1,620	9
General and administrative (2)	3,863	3,178	685	22
Total operating expenses	23,218	20,913	2,305	11
Loss from operations	(31,407)	(9,239)	(22,168)	240
Interest income	604	576	28	5
Loss before income tax benefit	(30,803)	(8,663)	(22,140)	256
Income tax benefit	1,629	—	1,629	100
Net loss	$(29,174)	$(8,663)	$(20,511)	237

(1)	Includes $1.0 million and $0.8 million of non-cash stock-based compensation expense for the three months ended June 30, 2019 and 2018, respectively.
(2)	Includes $1.0 million and $0.8 million of non-cash stock-based compensation expense for the three months ended June 30, 2019 and 2018, respectively.

License and Collaboration Revenue

License and collaboration revenue decreased $19.8 million, or 170%, from $11.7 million for the three months ended June 30, 2018 to $(8.2) million for the three months ended June 30, 2019. The decrease in license and collaboration revenue was primarily due to revenue reversal for a cumulative catchup adjustment related to a contract modification for the First Amendment to the Janssen License and Collaboration Agreement effective May 7, 2019. The contract modification resulted in an increase in the transaction price and additional deliverables under the performance obligation, leading to an overall corresponding decrease in the cumulative in percentage of completion of our performance obligation for the Janssen License and Collaboration Agreement.

We determined that the transaction price of the Janssen License and Collaboration Agreement was $108.5 million as of June 30, 2019,  an increase of $47.9 million from the transaction price of $60.6 million at March 31, 2019.  In order to determine the transaction price, we evaluated all payments to be received during the duration of the contract. We determined that the $50.0 million upfront payment, the $25.0 million payment payable upon execution of the First Amendment, $13.4 million of cost reimbursement from Janssen for PTG-200 Phase 2 and other services, $3.6 million of FTE reimbursement for second-generation compound research costs, and $16.5 million of estimated variable consideration for milestone and cost-sharing payments from Janssen for agreed upon services related to second generation compounds as of June 30, 2019 constituted consideration to be included in the transaction price, which is to be allocated to the combined performance obligation. The increase in transaction price from March 31, 2019 to June 30, 2019 was due to an increase in fixed and variable consideration related to the contract modification for First Amendment to the Janssen License and Collaboration Agreement effective May 7, 2019. We re-evaluate the transaction price each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Research and Development Expenses

Research and development expenses increased  $1.6 million, or 9%, from $17.7 million for the three months ended June  30, 2018 to $19.4 million for the three months ended June 30, 2019. The increase was primarily due to $6.0 million of PN-943 clinical trial and development expenses,  an increase of $5.0 million in PTG-300 clinical trial and development expenses and a  $1.7 million reversal of previously recorded reductions to research and development expenses in connection with the tax incentive from Australia,  partially offset by a decrease of $5.1 million in PTG-100 clinical trial and development expenses due to the halting of further development during 2018, a decrease of $3.8 million for PTG-200 clinical trial and development expenses under the Janssen License and Collaboration Agreement due to timing of deliverables and a decrease of $2.3 million in pre-clinical and discovery research expenses.

General and Administrative Expenses

General and administrative expenses increased $0.7 million, or 22%, from $3.2 million for the three months ended June 30, 2018 to $3.9 million for the three months ended June 30, 2019 due primarily to an increase of $0.4 million in consulting and other professional services expenses and an increase of $0.2 million in personnel costs to support the growth of our operations.

Income Tax Benefit

Income tax benefit was $1.6 million for the three months ended June 30, 2019, representing an effective income tax rate of 5.3%.  Income tax benefit for the three months ended June 30, 2019 included a discrete tax benefit of approximately $1.1 million for the 2017 Australia refundable R&D tax offset.  Our effective income tax rate for the three months ended June 30, 2019 differs from the our federal statutory rate of 21%, primarily because our U.S. loss cannot be benefited due to the full valuation allowance position and reduced by foreign taxes. No income tax expense or benefit was recorded for the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2019 and 2018

	Six Months Ended
	June 30,		Dollar	%
	2019	2018	Change	Change
	(Dollars in thousands)
License and collaboration revenue - related party	$(6,629)	22,455	$(29,084)	(130)
Operating expenses:
Research and development (1)	31,799	33,103	(1,304)	(4)
General and administrative (2)	7,627	6,820	807	12
Total operating expenses	39,426	39,923	(497)	(1)
Loss from operations	(46,055)	(17,468)	(28,587)	164
Interest income	1,333	1,144	189	17
Loss before income tax benefit	(44,722)	(16,324)	(28,398)	174
Income tax benefit	1,445	—	1,445	100
Net loss	$(43,277)	$(16,324)	$(26,953)	165

(1)	Includes $2.1 million and $1.4 million of non-cash stock-based compensation expense for the six months ended June 30, 2019 and 2018, respectively.
(2)	Includes $1.9 million and $1.4 million of non-cash stock-based compensation expense for the six months ended June 30, 2019 and 2018, respectively.

License and Collaboration Revenue

License and collaboration revenue decreased $29.1 million, or 130%, from $22.5 million for the six months ended June  30, 2018 to $(6.6) million for the six months ended June 30, 2019. The decrease in license and collaboration revenue was primarily due to revenue reversal for a cumulative catchup adjustment related to a contract modification for the First Amendment to the Janssen Collaboration Agreement effective May 7, 2019. The contract modification resulted in an increase in the transaction price and additional deliverables under the performance obligation, leading to an overall corresponding decrease in the cumulative in percentage of completion of our performance obligation for the Janssen License and Collaboration Agreement.

We determined that the transaction price of the Janssen License and Collaboration Agreement was $108.5 million as of June 30, 2019, an increase of $47.8 million from the transaction price of $60.7 million at December 31, 2018. In order to determine the transaction price, we evaluated all payments to be received during the duration of the contract. We determined that the $50.0 million upfront payment, the $25.0 million payment payable upon execution of the First Amendment, $13.4 million of cost reimbursement from Janssen for PTG-200 Phase 2 and other services, $3.6 million of FTE reimbursement for second-generation compound research costs, and $16.5 million of estimated variable consideration for milestone and cost-sharing payments from Janssen for agreed upon services related to second generation compounds as of June  30, 2019 constituted consideration to be included in the transaction price, which is to be allocated to the combined performance obligation. The increase in transaction price from December 31, 2018 to June 30, 2019 was due to an increase in fixed and variable consideration related to the contract modification for First Amendment to the Janssen License and Collaboration Agreement effective May 7, 2019. We re-evaluate the transaction price each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Research and Development Expenses

Research and development expenses decreased $1.3 million, or 4%, from $33.1 million for the six months ended June 30, 2018 to $31.8 million for the six months ended June 30, 2019. The decrease was primarily due to a decrease of $13.5 million in PTG-100 clinical trial and development expenses due to the halting of further development during 2018,  a decrease of $5.9 million for PTG-200 clinical trial and development expenses under the Janssen License and Collaboration Agreement due to timing of deliverables, a decrease of $2.1 million in pre-clinical and discovery research expenses,  and an increase of $0.5 million in expense reimbursement from grants, partially offset by $10.2 million of PN-943 clinical trial and development expenses,  an increase of $8.2 million in PTG-300 clinical trial and development expenses and a $1.2 million reversal of previously recorded reductions to research and development expenses in connection with the tax incentive from Australia. Research and development expenses for the six months ended June 30, 2019 included an increase in salaries and employee-related primarily related to increased stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased $0.8 million, or 12%, from $6.8 million for the six months ended June 30, 2018 to $7.6 million for the six months ended June 30, 2019 due primarily to an increase of $0.6 million in personnel costs to support the growth of our operations and an increase of $0.2 million in consulting and other professional services expenses.

Income Tax Benefit

Income tax benefit was $1.4 million for the six months ended June 30, 2019, representing an effective income tax rate of 3.2%. Income tax benefit for the six months ended June 30, 2019 included a discrete tax benefit of approximately $1.1 million for the 2017 Australia refundable R&D tax offset. Our effective income tax rate for the six months ended June 30, 2019 differs from the our federal statutory rate of 21%, primarily because our U.S. loss cannot be benefited due to the full valuation allowance position and reduced by foreign taxes. No income tax expense or benefit was recorded for the six months ended June  30, 2018.

Liquidity and Capital Resources

As of June 30, 2019, we had $126.1 million of cash, cash equivalents and available-for-sale securities and an accumulated deficit of $183.8 million. Our operations have primarily been financed by net proceeds from the sale of shares of our capital stock and payments under the Janssen License and Collaboration Agreement. During the second quarter of 2019, we received a nonrefundable $25.0 million payment from Janssen due upon execution of the May 7, 2019 amendment to the Janssen License and Collaboration Agreement.

In September 2017, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) (File No. 333-220314), effective as of October 5, 2017, as amended, which permits the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $200.0 million of our common stock.  Up to a maximum of $50.0 million of the maximum aggregate offering price of $200.0 million may be issued and sold pursuant to an at-the-market (“ATM”) financing facility under a sales agreement (the “Sales Agreement”). We sold 921,684 shares of our common stock pursuant to the Sales Agreement during the three and six months ended June 30, 2019 for net proceeds of $10.5 million, after deducting issuance costs. There were no sales of our common stock pursuant to the Sales Agreement during the three and six months ended June 30, 2018. As of June 30, 2019, a total of $96.5 million of common stock remained available for sale under the registration statement on Form S-3, $37.5 million of which remained available for sale under the ATM financing facility.

On August 6, 2018, we entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which we sold an aggregate of 2,750,000 shares of our common stock at a price of $8.00 per share, for aggregate net proceeds of $21.7 million, after deducting offering expenses payable by us. In a concurrent private placement, we issued the Investors Warrants to purchase an aggregate of 2,750,000 shares of our common stock (each, a “Warrant,” and collectively, the “Warrants”).  Each Warrant is exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of our common stock have an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of our common stock have an exercise price of $15.00 per share. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the warrants may be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, we granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. As of June  30, 2019, none of the warrants have been exercised.

On December 21, 2018, we entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which we exchanged an aggregate of 1,000,000 shares of our common stock, par value $0.00001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.00001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of common stock, subject to certain exceptions. As of June 30, 2019, Exchange Warrants to purchase 600,000 of common stock were net exercised, resulting in the issuance of 599,997 shares of common stock.

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

•

the timing, receipt and amount of royalties under the Janssen License and Collaboration Agreement on worldwide net sales of PTG‑200,  including any second-generation compounds, upon regulatory approval or clearance, if any;

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
Cash used in operating activities	$(12,992)	$(30,536)
Cash used in investing activities	(9,117)	(12,253)
Cash provided by financing activities	11,020	604

Cash Flows from Operating Activities

Cash used in operating activities for the six  months ended June 30, 2019 was $13.0 million, consisting of our net loss of $43.2 million, partially offset by a net change of $26.7 million in net operating assets and non-cash charges of $3.6 million. The change in net operating assets and liabilities was due primarily to a net increase of $33.3 million in deferred revenue related to the Janssen License and Collaboration Agreement, partially offset by a decrease of $3.0 million in accounts payable, an increase of $1.8 million in prepaid expenses and other current assets, a decrease of $0.9 million in operating lease liability, an increase of $0.3 million in receivable from collaboration partner,  a decrease of $0.3 million in accrued expenses and other payables,  and a decrease of $0.3 million in payable to collaboration partner. Non-cash charges were primarily comprised of $4.0 million of stock-based compensation, $0.9 million of operating lease ROU asset amortization and $0.3 million of depreciation and amortization, partially offset by $1.4 million of deferred tax benefit and $0.2 million of net accretion of discount on available-for-sale securities.

Cash used in operating activities for the six months ended June  30, 2018 was $30.5 million, consisting of our net loss of $16.3 million and a net change of $17.4 million in net operating assets, partially offset by non-cash charges of $3.2 million. The change in net operating assets and liabilities was due primarily to a net decrease of $18.6 million in deferred revenue related to the Janssen License and Collaboration Agreement, an increase of $4.0 million in receivable from collaboration partner and an increase of $1.0 million in the Australia research and development tax incentive receivable, partially offset by an increase of $4.0 million in accrued expenses and other payables, an increase of $1.0 million in accounts payable, a decrease of $0.8 million in prepaid expenses and an increase of $0.3 million in payable to collaboration partner. Non-cash charges were primarily comprised of $2.8 million of stock-based compensation, $0.2 million of depreciation and amortization and $0.1 million of net amortization of premium on available-for-sale securities.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2019 was $9.1 million, consisting of purchases of available-for-sale securities of $52.4 million and purchases of property and equipment of $1.1 million, partially offset by proceeds from maturities of available for sale securities of $44.4 million.

Cash used in investing activities for the six months ended June 30, 2018 was $12.3 million, consisting of purchases of available-for-sale securities of $39.0 million and purchases of property and equipment of $0.3 million, partially offset by proceeds from maturities of available-for-sale securities of $27.0 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2019 was $11.0 million, consisting of $10.5 million of net proceeds from the sale of common stock under our ATM financing facility and $0.5 million of proceeds from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan.

Cash provided by financing activities for the six months ended June 30, 2018 was $0.6 million, consisting of proceeds from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan.

Contractual Obligations and Other Commitments

During the three and six months ended June  30, 2019, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10‑K for the year ended December 31, 2018 filed with the SEC on March 12, 2019.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined under SEC rules, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities.

We had $126.1  million and $128.9 million in cash, cash equivalents and available-for-sale securities at June  30, 2019 and December 31, 2018, respectively. Cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Available-for-sale securities consist of corporate bonds, commercial paper and government bonds. Short-term available-for-sale securities have maturities of greater than three months but no longer than 365 days as of the balance sheet date. Long-term available-for-sale securities have maturities of 365 days or longer as of the balance sheet date. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, we believe that our exposure to interest rate risk is not significant as the majority of our investments are short-term in duration and due to the low risk profile of our investments, a 1% change in interest rates would not have a material impact on the total market value of our portfolio. We have the ability to hold our short-term investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates. We had no outstanding debt as of June  30,  2019.

Approximately $1.2 million and $0.4 million of our cash balance was located in Australia at June 30, 2019 and December 31, 2018, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on our results of operations.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June  30,  2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because we have limited financial and managerial resources, we have focused on research programs and product candidates mainly on the development of PTG-300 for treatment of certain rare blood disorders and the discovery and development of PTG-200, including any second-generation compounds, and PN-943, GI-restricted drugs that target the same biological pathways as currently marketed injectable antibody drugs for the treatment of IBD. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration partnerships, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.

We have incurred significant operating losses since our inception. Our net loss was $29.2 million and $43.3 million for the three and six months ended June 30, 2019, respectively, and $8.7 million and $16.4 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $183.8 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development, including clinical development activities under our exclusive license and collaboration agreement, as amended, (the “Janssen License and Collaboration Agreement”) with Janssen Biotech, Inc., a Pennsylvania corporation (“Janssen”), and as a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approvals for, our peptide-based product candidates.

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

Further, in the event our Janssen License and Collaboration Agreement is terminated, we may not receive any development fees, milestone payments, or royalties under the Janssen License and Collaboration Agreement, and we would be required to fund all clinical development, manufacturing, and commercial activities for PTG-200 and any second-generation compounds, which would require us to raise additional capital or establish alternative collaborations with third-party collaboration partners, which may not be possible.

As of June 30, 2019, we had cash, cash equivalents and available-for-sale securities of $126.1 million. Based upon our current operating plan and expected expenditures, we believe that our existing cash, cash equivalents, and available-for-sale securities will be sufficient to fund our operations for at least the next 12 months. Our existing capital resources will not be sufficient to enable us to initiate any pivotal clinical trials. Accordingly, we expect that we will need to raise substantial additional funds in the future in order to complete clinical development or commercialize any of our product candidates. Our funding requirements and the timing of our need for additional capital are subject to change based on a number of factors, including:

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

•	changes or delays in our and/or Janssen’s development plans for PTG-200 or any second-generation compounds;
•	the costs of preparing to manufacture our product candidates on a scale sufficient to enable large-scale clinical trials and commercial supply;
•	the timing and cost of transitioning our product formulations into the formulations we intend to use in registration trials and commercialize;
•	the costs of commercialization activities if any current or future product candidate is approved, including the formation of a sales force;
•	Janssen’s ability to successfully market and sell PTG-200 and any second-generation compounds upon regulatory approval and clearance, in the United States and other countries;
•

the timing, receipt and amount of royalties under the Janssen License and Collaboration Agreement on worldwide net sales of PTG-200 and any second-generation compounds upon regulatory approval and clearance, if any;

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

Risks Related to Our Reliance on Third Parties

If Janssen does not elect to continue the development of PTG-200 or any second-generation compounds, our business and business prospects would be significantly harmed.

Under the terms of the Janssen License and Collaboration Agreement, Janssen may terminate the research program for second-generation compounds after an agreed upon period, and retains the right to terminate the Janssen License and Collaboration Agreement for convenience and without cause on written notice of a certain period. In addition, Janssen will generally retain control over the further clinical development of PTG-200 and the clinical development of second-generation compounds. Janssen’s decisions with respect to such development will affect the timing and availability of potential future opt-in, milestone and royalty payments, if any. If the research program or the Janssen License and Collaboration agreement are terminated early, or if Janssen’s development activities are terminated early or suspended for an extended period of time, or are otherwise unsuccessful, our business and business prospects would be materially adversely affected.

If there are any safety or efficacy results that cause the benefit-risk profile of PTG-200 or any second-generation compounds to become unacceptable, clinical development would be delayed or halted, and as a result, Janssen may terminate the Janssen License and Collaboration Agreement, which would severely and adversely affect our business prospects, and may cause us to cease operations.

PTG-200 or any second-generation compounds may prove to have undesirable or unintended side effects or other characteristics adversely affecting its safety, efficacy or cost effectiveness that could prevent or limit its approval for marketing and successful commercial use, or that could delay or prevent the commencement and/or completion of clinical trials. If regulatory submissions requesting approval to market PTG-200 or any such second-generation compounds are submitted, after reviewing the data in such submissions, the FDA and regulatory agencies in other countries may conclude that the overall benefit-risk profile of treatment is unacceptable, and clinical development would be delayed or halted. Any of these events would severely harm our business and prospects.

Clinical trials by their nature examine the effects of a potential therapy in a sample of the potential future patient population. As such, clinical trials conducted with PTG-200 or any second-generation compounds may not uncover all possible adverse events that patients may experience. We or Janssen may in the future observe or report dose-limiting or other safety issues in potential future clinical trials.

The occurrence of these events may cause Janssen to abandon its development of PTG-200 or any second-generation compounds entirely and terminate the Janssen License and Collaboration Agreement. Any termination of the Janssen License and Collaboration Agreement by Janssen would have a material adverse effect on our results of operations, financial condition, business prospects and the future of PTG-200 and any second-generation compounds.

There may be disagreements between Janssen and Protagonist during the term of the Janssen License and Collaboration Agreement, and if they are not settled amicably or in the favor of Protagonist, the result may harm our business.

We are subject to the risk of possible disagreements with Janssen, including those regarding the development, manufacture, and commercialization of PTG-200 or any second-generation compounds, interpretation of the Janssen License and Collaboration Agreement, and ownership of proprietary rights. In addition, in certain circumstances, we may believe that a particular milestone has been achieved and Janssen may disagree with our belief. In that case, receipt of that milestone payment may be delayed or may never be received, which would adversely affect our financial condition and may require us to adjust our operating plans.

The joint governance structure contemplated by the Janssen License and Collaboration Agreement will cease to have decision-making authority once the development term ends, which will preclude our ability to participate in any further decision-making for PTG-200 and any second-generation compounds. Reliance on a joint governance structure also subjects us to the risk that changes in key management personnel who are members of the various joint committees may materially and adversely affect the functioning of these committees, which could significantly delay or preclude development and/or commercialization. As a result of possible disagreements with Janssen, we also may become involved in litigation or arbitration, which would be time-consuming for our management and employees and expensive.

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

PTG-300 has received orphan drug designation for the treatment of patients with beta-thalassemia from the FDA and EU. Despite this designation, we may be unable to maintain the benefits associated with orphan drug status, including market exclusivity. We may not be the first to obtain regulatory approval of a product candidate for the beta-thalassemia or any other orphan-designated indication that we may pursue due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the orphan-designated disease or condition. Further, even if we obtain orphan drug designation exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may receive and be approved for the same condition, and only the first applicant to receive approval will receive the benefits of marketing exclusivity. Even after an orphan-designated product is approved, the FDA can subsequently approve a later drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our product candidates, we may never receive such designations.

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

Pursuant to the Janssen License and Collaboration Agreement, we have an option, which, if PTG-200 and/or any second-generation compounds are approved for commercial sale, allows us to elect to provide up to 30% of the PTG-200 selling effort in the United States with sales force personnel (the “Co-Detailing Option”). While the Janssen License and Collaboration Agreement includes the material terms of our Co-Detailing Option, Janssen and we mutually agreed to negotiate a separate agreement specifying the detailed activities and responsibilities in respect of the marketing and co-promotion following our election to exercise our Co-Detailing Option. We will need to negotiate this separate agreement with Janssen and, as a result, Janssen may place restrictions or additional obligations on us, including financial obligations. Any restrictions or additional obligations may restrict our co-detailing activities or involve more significant financial or other obligations than we currently anticipate. In addition, we have no sales experience as a company. There are risks involved with establishing our own sales force capabilities. Developing an internal sales force and function will require substantial expenditures and will be time-consuming, may expose us to unforeseen costs and expenses, and we may not be able to effectively recruit, train or retain sales personnel. Accordingly, we may be unable to establish our own sales force which could effectively preclude our ability to take any advantage of participating in co-detailing PTG-200 and/or any second-generation compounds in the United States. In addition, any sales force we establish may not be effective, or may be less effective than the any sales force that Janssen utilizes to promote PTG-200 and/or any second-generation compounds. In such event, commercialization may be adversely affected, which could materially and adversely affect any sales milestone payments or royalties we may receive under the Janssen License and Collaboration Agreement.

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
•

a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries under their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the current administration to repeal or replace certain aspects of the ACA. Since January 2017, the President has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, the President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated fees under the ACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider other legislation to repeal or replace other elements of the ACA. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. Court Judge, as well as the current administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027 unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period in which the government may recover overpayments to providers from three to five years. Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the current administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the current administration released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal health programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. While some of the existing and other proposed measures may require additional authorization to become effective, Congress and the current administration have both stated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

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

•	regulations under the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws;
•	differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;
•	the effects of applicable foreign tax structures and potentially adverse tax consequences; and
•	significant adverse changes in foreign currency exchange rates which could make the cost of our clinical trials, to the extent conducted outside of the US, more expensive.

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

•

the federal false claims laws, including the False Claims Act, which can be imposed through whistleblower or also known as qui tam actions, which impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious, or fraudulent; knowingly making, using, or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the government; or knowingly making, using, or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government; in addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

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

Further, the ACA, among other things, amended the intent requirements of the federal Anti-Kickback Statute and certain criminal statutes governing healthcare fraud. A person or entity can now be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, ACA provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations and financial condition.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have continued to increase their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical and regulatory personnel. We are highly dependent on our existing senior management team, especially Dinesh V. Patel, Ph.D., our President and Chief Executive Officer, David Y. Liu, Ph.D., our Chief Scientific Officer, Samuel Saks, M.D., our Chief Medical Officer,  Suneel Gupta, Ph.D., our Chief Development Officer, and Don Kalkofen, our Chief Financial Officer. In order to induce valuable employees to continue their employment with us, we have provided stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to maintain retention incentives or counteract more lucrative offers from other companies. All of our employees may terminate their employment with us at any time, with or without notice. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements would harm our research and development efforts, our collaboration efforts, as well as our business, financial condition and prospects. Our success also depends on our ability to continue to attract, retain and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing and management training and skills.

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

As of June 30, 2019, we had 64 full-time employees, including 47 employees engaged in research and development. As our development and commercialization plans and strategies develop and continue to operate as a public company, we expect to need additional managerial, operational, scientific, sales, marketing, development, regulatory, manufacturing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. At June 30, 2019, we had a total of 24,967,603 shares of common stock outstanding, notwithstanding any potential exercises of outstanding options and issuance of shares under the employee stock purchase plan.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchases of Shares or of Company Equity Securities

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8‑K	001‑3785237852	3.1	8/16/2016
3.2	Amended and Restated Bylaws	S‑1/A	333‑212476	3.2	8/1/2016
4.1	Specimen stock certificate evidencing the shares of common stock	S‑1/A	333‑212476	4.1	8/1/2016
4.2	Amended and Restated Investor Rights Agreement, by and among Protagonist Therapeutics, Inc. and the stockholders named therein, dated July 10, 2015.	S‑1/A	333‑212476	4.2	8/1/2016
4.3	Form of Class A Common Stock Purchase Warrant	8-K	001-37852	4.1	8/7/2018
4.4	Form of Class B Common Stock Purchase Warrant	8-K	001-37852	4.2	8/7/2018
10.1+#	First Amendment to Exclusive License and Collaboration Agreement, by and between Protagonist Therapeutics, Inc. and Janssen Biotech, Inc., dated May 7, 2019.
10.2*	Separation Agreement, by and between Protagonist Therapeutics, Inc. and Richard S. Shames, dated May 7, 2019.	8-K	001-37852	10.1	5/13/2019
10.3*	Offer Letter, by and between Protagonist Therapeutics Inc. and Donald Kalkofen, dated May 20, 2019.	8-K	001-37852	10.1	5/29/2019
31.1+	Certification of Chief Executive Officer required by Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer required by Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

+     Filed herewith

#     Portions of this exhibit (indicated by asterisks) have been omitted as the registrant has determined that (i) the omitted   information is not material and (ii) the omitted information would likely cause competitive harm to the registrant if publicly disclosed.

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

PROTAGONIST THERAPEUTICS, INC.

Date: August 7, 2019	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2019	By:	/s/ Don Kalkofen
Don Kalkofen
Chief Financial Officer
(Principal Financial and Accounting Officer)