Form 10-Q
period 2019-09-30
Protagonist Therapeutics, Inc
filed 2019-11-06
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Large accelerated filer	☐	Accelerated filer	☒
		Smaller reporting company	☒
Non-accelerated filer	☐	Emerging growth company	☒

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

As of October 31, 2019, there were 27,206,447 shares of the registrant’s Common Stock, par value $0.00001 per share, outstanding.

PROTAGONIST THERAPEUTICS, INC.

FORM 10‑Q

PART I. – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$50,195	$82,233
Restricted cash - current	10	10
Available-for-sale securities	87,497	46,620
Receivable from collaboration partner and contract asset - related party	1,945	4,587
Research and development tax incentive receivable, net	173	1,429
Prepaid expenses and other current assets	4,203	2,624
Total current assets	144,023	137,503
Property and equipment, net	1,734	861
Restricted cash - noncurrent	450	450
Operating lease right-of-use asset	6,295	—
Deferred tax asset	2,125	658
Total assets	$154,627	$139,472
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,583	$5,711
Payable to collaboration partner - related party	1,020	1,061
Accrued expenses and other payables	10,486	11,163
Operating lease liability - current	1,209	—
Deferred revenue - related party	16,478	8,223
Total current liabilities	30,776	26,158
Deferred revenue - related party - noncurrent	22,200	—
Operating lease liability - noncurrent	6,293	—
Deferred rent	—	799
Total liabilities	59,269	26,957
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 90,000,000 shares authorized; 27,206,447 and 23,187,219 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	295,672	253,222
Accumulated other comprehensive loss	(154)	(233)
Accumulated deficit	(200,160)	(140,474)
Total stockholders’ equity	95,358	112,515
Total liabilities and stockholders’ equity	$154,627	$139,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

License and collaboration revenue - related party	$4,141	$6,117	$(2,488)	$28,572
Operating expenses:
Research and development	17,293	12,145	49,092	45,249
General and administrative	4,015	3,361	11,642	10,180
Total operating expenses	21,308	15,506	60,734	55,429
Loss from operations	(17,167)	(9,389)	(63,222)	(26,857)
Interest income and other, net	656	654	1,989	1,798
Loss before income tax benefit	(16,511)	(8,735)	(61,233)	(25,059)
Income tax benefit	102	—	1,547	—
Net loss	$(16,409)	$(8,735)	$(59,686)	$(25,059)
Net loss per share, basic and diluted	$(0.61)	$(0.38)	$(2.36)	$(1.15)
Weighted-average shares used to compute net loss per share, basic and diluted	26,956,957	22,912,279	25,315,512	21,750,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(16,409)	$(8,735)	$(59,686)	$(25,059)
Other comprehensive loss:
Gain (loss) on translation of foreign operations	10	(63)	6	(149)
Unrealized gain on available-for-sale securities	3	46	73	52
Comprehensive loss	$(16,396)	$(8,752)	$(59,607)	$(25,156)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	Loss	Deficit	Equity
Three months ended September 30, 2019	Shares	Amount
Balance at June 30, 2019	24,967,603	$—	$268,234	$(167)	$(183,751)	$84,316
Stock-based compensation expense	—	—	2,201	—	—	2,201
Common stock issued pursuant to at-the-market offering, net of issuance costs	1,924,957	—	23,949	—	—	23,949
Common stock issued under equity incentive and employee stock purchase plans	313,887	—	1,288	—	—	1,288
Other comprehensive gain	—	—	—	13	—	13
Net loss	—	—	—	—	(16,409)	(16,409)
Balance at September 30, 2019	27,206,447	$—	$295,672	$(154)	$(200,160)	$95,358

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	Loss	Deficit	Equity
Three months ended September 30, 2018	Shares	Amount
Balance at June 30, 2018	21,217,494	$—	$225,622	$(86)	$(117,874)	$107,662
Stock-based compensation expense	—	—	2,017	—	—	2,017
Common stock issued upon private placement net of issuance costs	2,750,000	—	21,679			21,679
Common stock issued pursuant to at-the-market offering, net of issuance costs	103,500	—	1,025			1,025
Common stock issued under equity incentive and employee stock purchase plans	67,108	—	327	—	—	327
Other comprehensive loss	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(8,735)	(8,735)
Balance at September 30, 2018	24,138,102	$—	$250,670	$(103)	$(126,609)	$123,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Continued)

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	Loss	Deficit	Equity
Nine months ended September 30, 2019	Shares	Amount
Balance at December 31, 2018	23,187,219	$—	$253,222	$(233)	$(140,474)	$112,515
Stock-based compensation expense	—	—	6,193	—	—	6,193
Common stock issued pursuant to at-the-market offering, net of issuance costs	2,846,641	—	34,492	—	—	34,492
Common stock issued pursuant to exercise of Exchange Warrants	599,997	—	—	—	—	—
Common stock issued under equity incentive and employee stock purchase plans	572,590	—	1,765	—	—	1,765
Other comprehensive gain	—	—	—	79	—	79
Net loss	—	—	—	—	(59,686)	(59,686)
Balance at September 30, 2019	27,206,447	$—	$295,672	$(154)	$(200,160)	$95,358

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	Loss	Deficit	Equity
Nine months ended September 30, 2018	Shares	Amount
Balance at December 31, 2017	21,088,306	$—	$222,188	$(6)	$(101,550)	$120,632
Stock-based compensation expense	—	—	4,847	—	—	4,847
Common stock issued upon private placement net of issuance costs	2,750,000	—	21,679			21,679
Common stock issued pursuant to at-the-market offering, net of issuance costs	103,500	—	1,025			1,025
Common stock issued under equity incentive and employee stock purchase plans	196,296	—	931	—	—	931
Other comprehensive loss	—	—	—	(97)	—	(97)
Net loss	—	—	—	—	(25,059)	(25,059)
Balance at September 30, 2018	24,138,102	$—	$250,670	$(103)	$(126,609)	$123,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(59,686)	$(25,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,193	4,847
Operating lease right-of-use asset amortization	1,347	—
Change in deferred tax asset	(1,548)	—
Depreciation and amortization	501	399
Net (accretion of discount) amortization of premium on available-for-sale securities	(397)	304
Changes in operating assets and liabilities:
Research and development tax incentive receivable, net	1,237	96
Receivable from collaboration partner - related party	2,642	(2,770)
Prepaid expenses and other assets	(1,586)	526
Accounts payable	(4,165)	3,617
Payable to collaboration partner - related party	(41)	764
Accrued expenses and other payables	(781)	1,246
Operating lease liability	(1,409)	—
Deferred revenue - related party	30,455	(23,782)
Net cash used in operating activities	(27,238)	(39,812)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of available-for-sale securities	(117,807)	(51,947)
Proceeds from maturities of available-for-sale securities	77,400	50,035
Purchases of property and equipment, net	(749)	(424)
Net cash used in investing activities	(41,156)	(2,336)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants in private placement, net of issuance costs	—	21,679
Proceeds from at-the-market offering, net of issuance costs	34,492	1,025
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	1,765	932
Net cash provided by financing activities	36,257	23,636
Effect of exchange rate changes on cash, cash equivalents and restricted cash	99	(90)
Net decrease in cash, cash equivalents and restricted cash	(32,038)	(18,602)
Cash, cash equivalents and restricted cash, beginning of period	82,693	106,489
Cash, cash equivalents and restricted cash, end of period	$50,655	$87,887
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING INFORMATION:
Purchases of property and equipment in accounts payable and accrued liabilities	$157	$—

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

Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of $200.2 million as of September 30, 2019. The Company’s ultimate success depends on the outcome of its research and development and collaboration activities. The Company expects to incur additional losses in the future and anticipates the need to raise additional capital to continue to execute its long-range business plan. Through September 30, 2019, the Company has financed its operations primarily through private placements of redeemable convertible preferred stock, offerings of common stock and payments received under license and collaboration agreements.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the consolidated balance sheet as of December 31, 2018 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year.

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

Cash as reported in the condensed consolidated statements of cash flows consists of (in thousands):

	September 30,
	2019	2018
Cash and cash equivalents	$50,195	$87,427
Restricted cash - current	10	10
Restricted cash - noncurrent	450	450
Cash balance in condensed consolidated statements of cash flows	$50,655	$87,887

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

Leases

The Company adopted Accounting Standards Topic 842, Leases, (“ASC 842”) effective January 1, 2019. The Company determines if an arrangement is a lease at inception. Pursuant to ASC 842, operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, and noncurrent operating lease liabilities on the condensed consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. If the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

Research and Development Tax Incentive

The Company may be eligible under the AusIndustry research and development tax incentive program to obtain a cash refund from the Australian Taxation Office. The refundable cash tax incentive is available to the Company on the basis of specific criteria with which the Company must comply. Specifically, the Company must have annual turnover of less than AUD 20.0 million and cannot be controlled by income tax exempt entities. The refundable cash research and development tax incentive is recognized as a reduction to research and development expense when the right to receive has been attained and funds are considered to be collectible. The tax incentive is denominated in Australian dollars and, therefore, the related receivable is remeasured into U.S. dollars as of each reporting date. The Company may alternatively be eligible for a taxable credit in the form of a non-cash tax incentive. The Company evaluates its eligibility under tax incentive programs as of each balance sheet date and makes accrual and related adjustments based on the most current and relevant data available.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016‑02, Leases (Topic 842). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which provides clarification to ASU 2016-02. These ASUs (collectively, the new lease standard) require an entity to recognize a lease liability and a ROU asset on the balance sheet for leases with lease terms of more than twelve months. Lessor accounting is largely unchanged, while lessees are no longer provided with a source of off-balance sheet financing. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) - Targeted Improvements, which allows entities to elect an optional transition method where entities may continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoption rather than in the earliest period presented. The Company adopted the new lease standard using the modified retrospective approach effective January 1, 2019 and elected the package of transitional practical expedients, such that, for leases existing prior to the adoption of ASC 842, the Company did not need to reassess whether contracts are leases, retained historical lease classification and historical initial direct costs classification. The Company did not elect the hindsight practical expedient to determine the lease term for existing leases. At January 1, 2019, the Company derecognized its deferred rent liability in the amount of $0.8 million and recognized a ROU asset and related lease liability in the amount of $7.5 million and $8.3 million, respectively.

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

Recently Issued Accounting Pronouncements Not Yet Adopted as of September 30, 2019

In June 2016, the FASB issued ASU No. 2016‑13, Financial Instruments - Credit Losses (Topic 326), which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. In May 2019, the FASB issued ASU No. 2019-05, which amended the new standard by providing targeted transition relief. The new guidance replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. This guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2019 and early adoption is permitted for fiscal years and interim periods within those years beginning after December 15, 2018. The Company is continuing to evaluate the impact of this new guidance on its receivable from collaboration partner and available-for-sale investment securities and does not expect the new guidance to have a material impact on its consolidated financial statements and related disclosures.

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

Note 3. License and Collaboration Agreement

Agreement Terms

On May 26, 2017, the Company and Janssen Biotech, Inc., (“Janssen”), one of the Janssen Pharmaceutical Companies of Johnson & Johnson, entered into an exclusive license and collaboration agreement (the “Janssen License and Collaboration Agreement”) for the development, manufacture and commercialization of PTG‑200 worldwide for the treatment of Crohn’s disease (“CD”) and ulcerative colitis (“UC”). Janssen is a related party to the Company as Johnson & Johnson Innovation - JJDC, Inc., a significant stockholder of the Company, and Janssen are both subsidiaries of Johnson & Johnson. PTG‑200 is the Company’s oral gut-restricted Interleukin 23 receptor (“IL‑23R”) antagonist drug candidate currently in development. The Janssen License and Collaboration Agreement became effective on July 13, 2017. Upon the effectiveness of the agreement, the Company received a non-refundable, upfront cash payment of $50.0 million from Janssen.

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

As part of the services added in the First Amendment, Janssen will pay certain costs and milestones related to advancing pre-clinical candidates from the second-generation research program into Phase 1 studies, including funding of a certain number of full-time equivalent employees (“FTEs”) at the Company for a set period of time. The Company will pay 100% of the costs for the Phase 1 studies for the first second-generation compound, and 50% of the costs of the Phase 1 studies for the second and third second-generation compounds; thereafter Janssen will pay 100% of any further Phase 1 development costs. Development costs for the Phase 2 clinical trials for second-generation compounds are shared between the parties on an 80/20 basis, with Janssen assuming the larger share. The Company’s Phase 1 and Phase 2 development costs are also limited by overall spending caps.

The Company was eligible to receive a $25.0 million milestone payment upon Janssen’s filing of the IND. This amount was considered constrained up until the First Amendment became effective, at which time the Company became eligible to receive the $25.0 million payment from Janssen. Payments to the Company for research and development services are generally billed and collected as services are performed, including research activities and Phase 1 and Phase 2 development activities. Janssen bills the Company for its 20% share of the Phase 2 development costs as expenses are incurred by Janssen. Milestone payments are received after the related milestones are achieved.

Pursuant to the First Amendment, the Company will be eligible to receive clinical development, regulatory and sales milestones, if and as achieved, and/or payments relating to Janssen’s elections to maintain or expand its license rights. The next such payment is a $50.0 million payment based on Phase 2a clinical trial results, as follows:

•

Janssen can elect to advance PTG-200 into Phase 2b following receipt of the top line results of the CD Phase 2a clinical trial for PTG-200 by paying a $50.0 million maintenance fee (the “Amended First Opt-in Election”); or

•

Janssen would make a $50.0 million milestone payment following dosing of the third patient in first Phase 2b clinical trial for CD for a second-generation product (the “Second-Generation Phase 2b Milestone”).

Janssen can also then elect to receive exclusive, world-wide commercial rights for both PTG-200 and second-generation products following the Phase 2b completion date for PTG-200 or a second-generation product by paying a $50.0 million payment (the “Amended Second Opt-in Election”). Formerly, the first and second opt-in payments were $125.0 million and $200.0 million, respectively. If Janssen does not make the Amended Second Opt-in Election, with respect to either PTG-200 or a second-generation compound, the Janssen License and Collaboration Agreement would terminate.

The Company will also be eligible for certain additional milestone payments including a potential payment of either $100.0 million upon a Phase 3 CD clinical trial meeting a primary clinical endpoint with respect to PTG-200 or $115.0 million upon a Phase 3 CD clinical trial meeting a primary clinical endpoint with respect to a second-generation compound.

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

The Company determined that the license was not distinct from the added research and development services within the context of the agreement because the added research and development services significantly increase the utility of the intellectual property. The Company also determined that the remaining research and development services are not distinct from the partially delivered combined promise comprised under the agreement prior to the First Amendment of the development license and PTG-200 services, including compound supply and other services. Therefore, the First Amendment is treated as if it were part of the original Janssen License and Collaboration Agreement. The First Amendment will be accounted for as if it were an extension of services under the initial Janssen License and Collaboration Agreement by applying a cumulative catch-up adjustment to revenue. As of the effective date of the First Amendment, the Company calculated the adjusted cumulative revenue under the amended Janssen License and Collaboration Agreement by updating the transaction price for the incremental consideration to be received, net of the incremental development cost reimbursement to be paid to Janssen, and an updated percentage complete, which resulted in a cumulative adjustment recorded during the three months ended June 30, 2019 that reduced revenue by $9.4 million.

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

The Company determined that the new transaction price of the Janssen License and Collaboration Agreement was $110.8 million as of September 30, 2019, an increase of $1.6 million from the transaction price of $109.2 million at June 30, 2019 and $50.2 million from the transaction price of $60.6 million at March 31, 2019. In order to determine the transaction price, the Company evaluated all payments to be received during the duration of the contract, net of Phase 2 development costs reimbursement expected to be payable to Janssen. The Company determined that the transaction price includes the $50.0 million upfront payment, the $25.0 million payment received upon the effectiveness of the First Amendment, $18.4 million of reimbursement from Janssen for services performed for PTG-200 Phase 2 and for second-generation compound research costs and other services, and $17.4 million of estimated variable consideration. The Company evaluated whether the variable component of the transaction price should be constrained to ensure that a significant reversal of revenue recognized on a cumulative basis as of September 30, 2019 is not probable. The Company concluded that the variable consideration constraint does not further decrease the estimated transaction price as of September 30, 2019. The additional potential development, regulatory and sales milestone payments after the completion of Phase 2b activities that the Company is eligible to receive are outside the contract term and as such have been excluded from the transaction price. The increase in transaction price following the First Amendment was primarily due to the collection of the $25.0 million payment and increases in reimbursable costs related to new and extended research and development services, offset by Phase 2 development costs reimbursement payable to Janssen.

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

For the three months ended September 30, 2019, the Company recognized $4.1 million of license and collaboration revenue. For the three months ended September 30, 2018, the Company recognized $6.1 million of license and collaboration revenue.

For the nine months ended September 30, 2019, the Company recorded a $9.4 million cumulative catchup adjustment reducing license and collaboration revenue, partially offset by $5.3 million of license and collaboration revenue following the contract modification for the First Amendment and $1.6 million of license and collaboration revenue recognized during the first quarter of 2019 under the original Janssen License and Collaboration agreement. For the nine months ended September 30, 2018, the Company recognized $28.6 million of license and collaboration revenue.

The following tables present changes in the Company’s contract assets and liabilities during the periods presented (in thousands):

	Balance at			Balance at
	Beginning of			End of
Nine Months Ended September 30, 2019	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$2,042	$30,882	$(31,905)	$1,019
Contract asset - related party	$2,545	$926	$(2,545)	$926
Contract liabilities:
Deferred revenue - related party	$8,223	$36,441	$(5,986)	$38,678
Payable to collaboration partner - related party	$1,061	$1,226	$(1,267)	$1,020

	Balance at			Balance at
	Beginning of			End of
Nine Months Ended September 30, 2018	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$1,816	$6,012	$(3,242)	$4,586
Contract liabilities:
Deferred revenue - related party	$31,752	$4,147	$(27,929)	$7,970
Payable to collaboration partner - related party	$—	$1,068	$(304)	$764

During the three and nine months ended September 30, 2019, the Company recognized revenue of $2.9 million and $4.5 million, respectively from amounts included in the deferred revenue contract liability balance at the beginning of the period. During the three and nine months ended September 30, 2018, the Company recognized revenue of $5.9 million and $27.9 million, respectively, from amounts included in the contract liability balance at the beginning of the period. None of the costs to obtain or fulfill the contract were capitalized.

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

The following table presents the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$16,381	$—	$—	$16,381
Corporate bonds	—	28,105	—	28,105
Commercial paper	—	40,865	—	40,865
Government bonds	—	46,596	—	46,596
Total financial assets	$16,381	$115,566	$—	$131,947

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$25,390	$—	$—	$25,390
Corporate bonds	—	8,989	—	8,989
Commercial paper	—	59,730	—	59,730
Government bonds	—	33,394	—	33,394
Total financial assets	$25,390	$102,113	$—	$127,503

Investments in corporate bonds, commercial paper and government bonds are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

Note 5. Balance Sheet Components

Cash Equivalents and Available-for-sale Securities

Cash equivalents and available-for-sale securities consisted of the following (in thousands):

	September 30, 2019
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$16,381	$—	$—	$16,381
Corporate bonds	28,083	23	(1)	28,105
Commercial paper	40,868	—	(3)	40,865
Government bonds	46,579	17	—	46,596
Total cash equivalents and available-for-sale securities	$131,911	$40	$(4)	$131,947
Classified as:
Cash equivalents				$44,450
Available-for-sale securities				87,497
Total cash equivalents and available-for-sale securities				$131,947

	December 31, 2018
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$25,390	$—	$—	$25,390
Corporate bonds	8,997	—	(8)	8,989
Commercial paper	59,730	—	—	59,730
Government bonds	33,423	—	(29)	33,394
Total cash equivalents and available-for-sale securities	$127,540	$—	$(37)	$127,503
Classified as:
Cash equivalents				$80,883
Available-for-sale securities				46,620
Total cash equivalents and available-for-sale securities				$127,503

Available-for-sale securities - current held as of September  30, 2019 and December 31, 2018 had contractual maturities of less than one year. There were no material realized gains or realized losses on available-for-sale securities for the periods presented. The Company has not experienced any material credit losses on its investments.

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Laboratory equipment	$3,006	$2,533
Furniture and computer equipment	487	338
Leasehold improvements	800	67
Total property and equipment	4,293	2,938
Less: accumulated depreciation and amortization	(2,559)	(2,077)
Property and equipment, net	$1,734	$861

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued clinical and research related expenses	$6,420	$7,781
Accrued employee related expenses	3,480	2,726
Accrued professional service fees	376	61
Other	210	595
Total accrued expenses and other payables	$10,486	$11,163

Note 6. Research Collaboration and License Agreement

In October 2013, the Company’s former collaboration partner decided to abandon a collaboration program with the Company and, pursuant to the terms of the agreement between the Company and the former collaboration partner, the Company elected to assume the responsibility for the development and commercialization of the product. Upon the former collaboration partner’s abandonment, it assigned to the Company certain intellectual property that relates to the products arising from the collaboration. Milestone payments to collaboration partners are recorded as research and development expenses in the period that the expense is incurred. The Company did not accrue any payments due to former collaboration partners for research and development expenses during the three and nine months ended September 30, 2019 and 2018.

Note 7. Government Programs

Research and Development Tax Incentive

The Company recognized AUD 1.8 million ($1.2 million) of research and development expenses for the nine months ended September 30, 2019 in connection with a reversal of previously recorded reductions to research and development expenses related to the research and development tax incentive from Australia. The Company determined that it had exceeded the annual turnover limit to claim such amounts following the receipt of certain payments under the Janssen License and Collaboration Agreement. No such amounts were recorded during the three months ended September 30, 2019. The Company recognized AUD 0.4 million ($0.3 million) and AUD 1.6 million  ($1.3 million) as a reduction of research and development expenses for the three and nine months ended September 30, 2018, respectively, in connection with the research and development tax incentive from Australia.  As of September 30, 2019 and December 31, 2018, the research and development tax incentive receivable, net was AUD 0.3 million ($0.2 million) and AUD 2.0 million ($1.4 million), respectively.

Small Business Innovation Research (“SBIR”) Grants

The Company has received SBIR grants from the National Institutes of Health (“NIH”) in support of research aimed at its product candidates. The Company recognizes a reduction to research and development expenses when expenses related to the grants have been incurred and the grant funds become contractually due from NIH. The Company recorded $0.6 million and $1.1 million as a reduction of research and development expenses for the three and nine months ended September 30, 2019, respectively. The Company recorded $0.2 million and $0.4 million as a reduction of research and development expenses for the three and nine months ended September 30, 2018, respectively. The Company recorded a receivable for $0.7 million and $0.3 million as of September 30, 2019 and December 31, 2018, respectively, to reflect the eligible costs incurred under the grants that are contractually due to the Company, and such amounts are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

The Company has one operating lease agreement entered into in March 2017 for laboratory and office space located in Newark, California. The Company provided the landlord with a $450,000 letter of credit collateralized by restricted cash as security deposit for the lease, which expires in May 2024. In March 2019, the Company recorded a receivable from the landlord of $469,000 related to eligible leasehold improvements made to the leased property, which the Company received in July 2019. Leases with terms of 12 months or less are not recorded on the balance sheet, as the related lease expenses are recognized on a straight-line basis over the lease term. During the three and nine months ended September 30, 2019, the Company recognized $21,000 and $42,000 of sublease income, respectively.

The weighted average lease term and discount rate are as follows:

September 30,
2019
Operating Lease Term and Discount Rate:
Weighted-average remaining lease term	4.7 years
Weighted-average discount rate	11.0%

The following table summarizes the Company’s minimum lease payments and lease liability as of September 30, 2019 (in thousands):

Year Ending December 31:	Amount
2019 (remaining three months)	$477
2020	1,941
2021	2,000
2022	2,059
2023	2,121
Thereafter	895
Total future minimum lease payments	9,493
Less: imputed interest	(1,991)
Present value of future minimum lease payments	7,502
Less: current portion of operating lease liability	(1,209)
Operating lease liability - noncurrent	$6,293

As previously disclosed in the Company’s 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year would have been as follows (in thousands):

Year Ending December 31:	Amount
2019	$1,941
2020	2,000
2021	2,059
2022	2,121
2023	2,185
Thereafter	922
Total	$11,228

Supplemental lease cost information is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$444	$1,347

Supplemental balance sheet information is as follows (in thousands):

September 30, 2019
Operating Leases:
Operating lease right-of-use asset, non-current	$6,295

Operating lease liability - current	$1,209
Operating lease liability - noncurrent	6,293
Total operating lease liabilities	$7,502

Supplemental cash flow information is as follows (in thousands):

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow used by operating leases	$1,409

Note 9. Stockholders’ Equity

In September 2017, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) (File No. 333-220314), that was declared effective as of October 5, 2017 and permits the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $200.0 million of its common stock, preferred stock and debt securities.  Up to a maximum of $50.0 million of the maximum aggregate offering price of $200.0 million may be issued and sold pursuant to an at-the-market (“ATM”) financing facility under a sales agreement (the “Sales Agreement”). The Company sold 1,924,957 and 2,846,641 shares of its common stock pursuant to the Sales Agreement during the three and nine months ended September 30, 2019, respectively, for net proceeds of $23.9 million and $34.5 million, respectively, after deducting issuance costs.  The Company sold 103,500 shares of its common stock pursuant to the Sales Agreement during the three and nine months ended September 30, 2018 for net proceeds of $1.0 million, after deducting issuance costs. As of September 30, 2019, a total of $72.0 million of common stock remained available for sale under the registration statement on Form S-3, $13.0 million of which remained available for sale under the ATM financing facility.

On August 6, 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which the Company sold an aggregate of

2,750,000 shares of its common stock at a price of $8.00 per share, for aggregate net proceeds of $21.7 million, after deducting offering expenses payable by the Company. In a concurrent private placement, the Company issued the Investors warrants to purchase an aggregate of 2,750,000 shares of its common stock (each, a “Warrant,” and collectively, the “Warrants”).  Each Warrant is exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $15.00 per share. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the warrants may be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, the Company granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. The common stock and warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity, and the net proceeds from the transaction were recorded as a credit to additional paid-in capital. As of September  30, 2019, none of the warrants have been exercised.

On December 21, 2018, the Company entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.00001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.00001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. In accordance with Accounting Standards Codification Topic 505, Equity, the Company recorded the retirement of the common stock exchanged as a reduction of common shares outstanding and a corresponding debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity, and fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. During the nine months ended September 30, 2019, Exchange Warrants to purchase 600,000 shares of common stock were net exercised, resulting in the issuance of 599,997 shares of common stock. As of September 30, 2019, 400,000 Exchange Warrants remained unexercised.

Note 10. Equity Plans

Equity Incentive Plans

In July 2016, the Company’s board of directors and stockholders approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) to replace the 2007 Stock Option Plan. The 2016 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2016 Plan expire no later than ten years from the date of grant. As of September 30, 2019, approximately 579,220 shares were available for issuance under the 2016 Plan.

Inducement Plan

In May 2018, the Company’s board of directors approved the 2018 Inducement Plan, a non-stockholder approved stock plan, under which it reserved and authorized up to 750,000 shares of the Company’s common stock in order to award options and restricted stock unit awards to persons that were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company, within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. The 2018 Inducement Plan is administered by the board of directors or the Compensation Committee of the board, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2018 Inducement Plan expire no later than ten years from the date of grant. As of September 30, 2019, approximately 280,000 shares were available for issuance under the 2018 Inducement Plan.

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

Stock option activity under the Company’s equity incentive and inducement plans is set forth below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life (years)	Value (1)
				(in millions)
Balances at December 31, 2018	3,178,441	$12.23	7.52
Options granted	1,265,800	9.32
Options exercised	(295,853)	3.91
Options forfeited	(438,757)	13.30
Balances at September 30, 2019	3,709,631	$11.77	8.03	$10.7
Options exercisable – September 30, 2019	1,870,596	$11.98	7.14	$6.6
Options vested and expected to vest – September 30, 2019	3,709,631	$11.77	8.03	$10.7

(1)

The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on September 30, 2019. The calculation excludes options with an exercise price higher than the closing price of the Company’s common stock on September 30, 2019.

During the nine  months ended September  30, 2019, the estimated weighted-average grant-date fair value of common stock underlying options granted to employees was $5.42 per share.

Stock Options Valuation Assumptions

The fair value of employee stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Expected term (in years)	5.00 - 6.08	5.49 - 6.08	5.00 - 6.08	5.49 - 6.08
Expected volatility	61.0 - 63.4%	61.2 - 65.1%	61.0 - 63.4%	62.0 - 66.5%
Risk-free interest rate	1.42 - 1.90%	2.75 - 2.98%	1.42 - 2.58%	2.42 - 2.98%
Dividend yield	—	—	—	—

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

Restricted stock unit activity under the Company’s equity incentive plans is set forth below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested at December 31, 2018	418,450	$10.45
Restricted stock units granted	160,650	8.02
Restricted grant units vested	(197,703)	9.29
Restricted grant units forfeited	(96,952)	9.84
Unvested at September 30, 2019	284,445	$10.09

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“2016 ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period. As of September 30, 2019, a total of 181,984 shares of common stock have been issued under the 2016 ESPP, and 577,993 shares were available for issuance.

Stock-Based Compensation

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$1,137	$1,046	$3,237	$2,424
General and administrative	1,064	971	2,956	2,423
Total stock-based compensation expense	$2,201	$2,017	$6,193	$4,847

As of September  30, 2019, total unrecognized stock-based compensation expense was approximately $14.2 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.

Note 11. Income Taxes

The Company recorded income tax benefit of $0.1 million and $1.5 million for the three and nine months ended September 30, 2019, respectively, representing an effective income tax rate of 0.6% and 2.5%, respectively. Income tax benefit for the nine months ended September 30, 2019 included a discrete tax benefit of approximately $1.1 million for the 2017 Australia refundable R&D tax offset The Company’s effective income tax rate for the three and nine months ended September 30, 2019 differs from the Company’s federal statutory rate of 21%, primarily because its U.S. loss cannot be benefited due to the full valuation allowance position and reduced by foreign taxes. No income tax expense or benefit was recorded for the three and nine months ended September 30, 2018.

Note 12. Net Loss per Share

As the Company had net losses for the three and nine months ended September 30, 2019 and 2018, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(16,409)	$(8,735)	$(59,686)	$(25,059)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	26,956,957	22,912,279	25,315,512	21,750,562
Net loss per shares, basic and diluted	$(0.61)	$(0.38)	$(2.36)	$(1.15)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share computations for the periods presented because their inclusion would be anti-dilutive:

	September 30,
	2019	2018

Options to purchase common stock	3,709,631	3,153,479
Common stock warrants	2,750,000	2,750,000
Restricted stock units	284,445	420,650
ESPP shares	41,263	52,682
Total	6,785,339	6,376,811

Note 13. Subsequent Events

Term Loan Credit Agreement

On October 30, 2019, the Company entered into a credit and security agreement (the “Term Loan Credit Agreement”) agented by MidCap Financial Trust (“MidCap”) and the collateral agent (together with MidCap, the “Lenders”), pursuant to which the Lenders, including affiliates of MidCap and Silicon Valley Bank, agreed to provide a $50.0 million term loan facility for general corporate purposes. The Term Loan Credit Agreement provides for a $10.0 million term loan funded at the closing date, with the ability to access the remaining funding in two additional tranches (of $20.0 million each), subject to specified availability periods and the satisfaction of certain conditions (collectively, the “Term Loans”).  The Term Loan Credit Agreement requires the Company to maintain cash and cash equivalents of at least 35% of the outstanding Term Loans at all times and the Credit Agreement is secured by a perfected security interest in all of the Company's assets except for intellectual property and certain other customary excluded property pursuant to the terms of the Term Loan Credit Agreement.

Each Term Loan under the Term Loan Credit Agreement is subject to an origination fee of 0.25% of each funding and bear interest at an annual rate based on prime rate plus 2.91%, subject to a prime rate floor of 4.94%. Commencing November 1, 2019, the Company is required to make interest-only payments on the Term Loans for 24 months. Following the end of the interest-only payments, the Term Loans will begin amortizing on November 1, 2021, with equal monthly payments of principal plus interest being made by the Company to the Lenders for 24 consecutive monthly payments. All unpaid principal and accrued interest is due and payable in full no later than October 1, 2023.  At the Company’s option, the Company may prepay the outstanding principal balance of the Term Loans in whole or in part, subject to a prepayment premium of 3.0% of any amount prepaid if the prepayment occurs through and including the first anniversary of the closing date (October 30, 2020), 2.0% of the amount prepaid if the prepayment occurs after the first anniversary of the closing date through and including the second anniversary of the closing date (October 30, 2021), and 1.0% of any amount prepaid after the second anniversary of the closing date and prior to October 1, 2023.  An additional 2.85% of the amount of Term Loans advanced by the Lenders will be due upon prepayment or repayment of the Term Loans.

Registration Statement on Form S-3

In October 2019, the Company filed a Registration Statement on Form S-3 (File no. 333-234414) (the “Shelf Registration Statement”) covering the offering of up to $250.0 million of common stock, preferred stock, debt securities and warrants. The Company may use the Shelf Registration Statement, when effective, at any time or from time to time to offer, in one or more offerings, common stock, preferred stock, debt securities and warrants.

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

Our Product Pipeline

In hematology, our most advanced clinical product candidate, PTG-300, is under development for the treatment of certain rare blood disorders characterized by ineffective erythropoiesis, excessive red blood cells or iron overload. PTG-300 is an injectable compound that mimics the effect of the natural hormone hepcidin, but with greater potency, solubility and stability. Hepcidin is a key hormone in regulating iron equilibrium and is critical to the proper development of red blood cells. We are currently developing PTG-300 for the treatment of ineffective erythropoiesis, chronic anemia and iron overload, with an initial focus on beta-thalassemia non-transfusion dependent and transfusion dependent patients where the primary endpoints are hemoglobin increases and transfusion burden reductions, respectively. PTG-300 has received an orphan drug designation from the U.S. Food and Drug Administration (“FDA”) and European Union (“EU”) regulatory authorities for the treatment of beta-thalassemia. The FDA has granted Fast Track designation to PTG-300 for the treatment of beta-thalassemia. In the first quarter of 2019, we began dosing patients in a global Phase 2 study of PTG-300 in beta-thalassemia. We expect to report preliminary results from this Phase 2 study in the fourth quarter of 2019 and top line results are expected in 2020.  We initiated a Phase 2 study in polycythemia vera (“PV”) in the third quarter of 2019. We are working toward the initiation of both a clinical study of PTG-300 in the treatment of hereditary hemochromatosis (“HH”) and an investigator-sponsored study of PTG-300 in patients with myelodysplastic syndromes (“MDS”) in early 2020.

In gastroenterology our clinical stage product candidates, PTG-200 and PN-943, are potential first-in-class oral drugs currently in development for inflammatory bowel disease (“IBD”), a gastrointestinal (“GI”) disease consisting primarily of ulcerative colitis (“UC”) and Crohn’s disease (“CD”), that block biological pathways currently targeted by marketed injectable antibody drugs. Our orally stable peptide approach offers targeted delivery to the GI tissue compartment. We believe that, compared to antibody drugs, these product candidates have the potential to provide improved safety due to minimal exposure in the blood, increased convenience and compliance due to oral delivery, and the opportunity for the earlier introduction of targeted therapy. As a result, if approved, they may transform the existing treatment paradigm for IBD.

PTG-200 is a potential first-in-class oral gut-restricted Interleukin-23 receptor (“IL-23R”) antagonist for the treatment of IBD. We have entered into a worldwide license and collaboration agreement with Janssen Biotech, Inc. (“Janssen”), a Johnson & Johnson company, to co-develop and co-detail PTG-200 and any second-generation compounds, for all indications, including IBD. The agreement was amended on May 7, 2019 to expand the collaboration, triggering a $25.0 million payment from Janssen received during the second quarter of 2019. See Note 3 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. In 2018, we completed a Phase 1 clinical study to evaluate the safety, pharmacokinetics and pharmacodynamics of PTG-200 in healthy volunteers. Janssen submitted a U.S. Investigational New Drug application (“IND”) for PTG-200 in CD during the second quarter of 2019, which took effect in July 2019. We  initiated a Phase 2 clinical study in CD with Janssen in the fourth quarter of 2019.

PN-943 is a potential first-in-class oral, gut-restricted, alpha-4-beta-7 (“α4β7”) specific integrin antagonist. We developed PN-943 as a more potent oral gut-restricted α4β7 backup compound to PTG-100, our first-generation oral gut-restricted α4β7 inhibitor that was being developed for treatment of UC. In March 2018, we announced the discontinuation of a global Phase 2 clinical trial of PTG-100 in patients with moderate to severe UC due to futility following a planned interim analysis by an independent Data Monitoring Committee. In August 2018, we announced that a blinded re-read of endoscopies from the study by an independent contract research organization had demonstrated signals of clinical efficacy. A human error in the initial endoscopy reads by the original vendor which was characterized by an unusually high placebo effect led to the original futile outcome. In addition, a pre-specified blinded histopathology analysis of colon biopsies from the trial indicated dose-dependent high rates of histologic remission which supported the observations of clinical remission and endoscopy responses for PTG-100. During 2018 we replaced PTG-100 with PN-943 as a development candidate for the treatment of IBD based on an assessment of pre-clinical data from PN-943 suggesting that PN-943 is a more potent compound than PTG-100.

We completed a Phase 1 single ascending dose (“SAD”) and multiple ascending dose (“MAD”) clinical study of PN-943 in healthy volunteers to evaluate safety, pharmacokinetics and pharmacodynamics. We reported results of the SAD part of the study during the second quarter of 2019 and the MAD part of the study during the third quarter of 2019. The pharmacodynamic results indicated that the administration of PN-943 was safe and well tolerated, and results of target engagement were supportive of the higher potency of PN-943 as compared to PTG-100.  We anticipate initiating a Phase 2 proof-of-concept study in UC in the second quarter of 2020.

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

Operations

We have incurred net losses in each year since inception and we do not anticipate achieving sustained profitability in the foreseeable future. Our net losses were  $16.4 million and $59.7 million for the three months and nine months ended September 30, 2019, respectively, and $8.7 million and $25.1 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $200.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development, including clinical development activities under our worldwide license and collaboration agreement with Janssen, and, as a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approval for, our product candidates.

Janssen License and Collaboration Agreement

On May 26, 2017, we and Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson, entered into an exclusive license and collaboration agreement  for the clinical development, manufacture and commercialization of PTG-200 worldwide for the treatment of CD and UC (the “Janssen License and Collaboration Agreement”), which was subsequently amended effective May 7, 2019. Janssen is a related party to us as Johnson &

Johnson Innovation - JJDC, Inc., a significant stockholder of ours, and Janssen are both subsidiaries of Johnson & Johnson. During the third quarter of 2017, we received a non-refundable, upfront cash payment of $50.0 million from Janssen. During the second quarter of 2019, we received a non-refundable cash payment of $25.0 million upon execution of the amendment. See Note 3 to the Condensed Consolidated Financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

Leases

Effective January 1, 2019, we adopted Accounting Standards Codification Topic 842, Leases (“ASC 842”) using the modified retrospective approach and elected the package of transitional practical expedients, such that, for leases existing prior to the adoption of ASC 842, we will not need to reassess whether contracts are leases, will retain historical lease classification and historical initial direct costs classification. We did not elect the hindsight practical expedient to determine the lease term for existing leases. Under ASC 842, we determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, and noncurrent operating lease liabilities on the condensed consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. If our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. At the date of adoption of ASC 842, we derecognized our deferred rent liability in the amount of $0.8 million and recognized a ROU asset and related lease liability in the amount of $7.5 million and $8.3 million, respectively.

There have been no other material changes in our critical accounting policies during the three and nine months ended September 30, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 12, 2019.

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

We allocate direct costs and indirect costs incurred to product candidates when they enter clinical development. For product candidates in clinical development, direct costs consist primarily of clinical, pre-clinical, and drug discovery costs, costs of supplying drug substance and drug product for use in clinical and pre-clinical studies, including clinical manufacturing costs, contract research organization fees, and other contracted services pertaining to specific clinical and pre-clinical studies. Indirect costs allocated to our product candidates on a program specific basis include research and development employee salaries, benefits, and stock-based compensation, and indirect overhead and other administrative support costs. Program-specific costs are unallocated when the clinical expenses are incurred for our early stage research and drug discovery projects, our internal resources, employees and infrastructure are not tied to any one research or drug discovery project and are typically deployed across multiple projects. As such, we do not provide financial information regarding the costs incurred for early stage pre-clinical and drug discovery programs on a program-specific basis prior to the clinical development stage. During 2018, we elected to halt further development of PTG-100 and concurrently elected to replace further development of PTG-100 with PN-943 based on an assessment of pre-clinical data from PN-943. We continue to experience expenses and credits related to winding down the development and trials for PTG-100 in 2019. We initiated a Phase 1 study of PN-943 during the fourth quarter of 2018 and began presenting costs associated with PN-943 accordingly.

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Clinical and development expense — PTG-300	$9,598	$4,147	$23,414	$9,804
Clinical and development expense — PN-943	4,734	—	14,974	—
Clinical and development expense — PTG-200	3,480	2,776	7,333	12,505
Clinical and development expense — PTG-100	(737)	2,434	198	16,871
Pre-clinical and drug discovery research expense	783	3,314	3,053	7,683
Grants and incentives reimbursement of expenses, net	(565)	(526)	120	(1,614)
Total research and development expenses	$17,293	$12,145	$49,092	$45,249

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

Interest Income and Other, Net

Interest income and other, net consists primarily of interest earned on our cash, cash equivalents and available-for-sale securities. Interest income and other, net also includes amounts related to foreign exchange gains and losses and related items.

Results of Operations

Comparison of the Three Months Ended September  30, 2019 and 2018

	Three Months Ended
	September 30,		Dollar	%
	2019	2018	Change	Change
	(Dollars in thousands)
License and collaboration revenue - related party	$4,141	$6,117	$(1,976)	(32)
Operating expenses:
Research and development (1)	17,293	12,145	5,148	42
General and administrative (2)	4,015	3,361	654	19
Total operating expenses	21,308	15,506	5,802	37
Loss from operations	(17,167)	(9,389)	(7,778)	83
Interest income and other, net	656	654	2	—
Loss before income tax benefit	(16,511)	(8,735)	(7,776)	89
Income tax benefit	102	—	102	100
Net loss	$(16,409)	$(8,735)	$(7,674)	88

(1)	Includes $1.1 million and $1.0 million of non-cash stock-based compensation expense for the three months ended September 30, 2019 and 2018, respectively.
(2)	Includes $1.1 million and $1.0 million of non-cash stock-based compensation expense for the three months ended September 30, 2019 and 2018, respectively.

License and Collaboration Revenue

License and collaboration revenue decreased $2.0 million, or 32%, from $6.1 million for the three months ended September 30, 2018 to $4.1 million for the three months ended September 30, 2019. The decrease in license and collaboration revenue was primarily due to a contract modification for the First Amendment to the Janssen License and Collaboration Agreement. The contract modification resulted in an increase in the transaction price and additional deliverables under the performance obligation, leading to an overall corresponding decrease in the cumulative percentage of completion of our performance obligation for the Janssen License and Collaboration Agreement.

We determined that the transaction price of the Janssen License and Collaboration Agreement was $110.8 million as of September 30, 2019,  an increase of $1.6 million from the transaction price of $109.2 million at June 30, 2019.  In order to determine the transaction price, we evaluated all payments to be received during the duration of the contract. We determined that the $50.0 million upfront payment, the $25.0 million payment received upon execution of the First Amendment, $18.4 million of reimbursement from Janssen for services performed for PTG-200 Phase 2 and for second-generation compound research costs and other services, and $17.4 million of estimated variable consideration for milestone and cost-sharing payments from Janssen for agreed upon services related to second-generation compounds as of September 30, 2019 constituted consideration to be included in the transaction price, which is to be allocated to the combined performance obligation. The increase in transaction price from June 30, 2019 to September 30, 2019 was primarily due to an increase in estimated cost reimbursement from Janssen for PTG-200 Phase 2 and other services. We re-evaluate the transaction price each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Research and Development Expenses

Research and development expenses increased  $5.1 million, or 42%, from $12.1 million for the three months ended September 30, 2018 to $17.3 million for the three months ended September 30, 2019. The increase was primarily due to an increase of $5.5 million of PTG-300 clinical trial and development expenses, $4.7 million of PN-943 clinical trial and development expenses and an increase of $0.7 million in PTG-200 clinical trial and development expenses under the Janssen License and Collaboration Agreement, partially offset by a decrease of $3.2 million in PTG-100 clinical trial and development expenses due to the halting of further development during 2018 and related credit adjustments and a decrease of $2.5 million in pre-clinical and discovery research expenses. Research and development expenses for the three months ended September 30, 2019 included increased personnel costs due to an increase in research and development headcount from 47 employees at September 30, 2018 to 51 employees at September 30, 2019.

General and Administrative Expenses

General and administrative expenses increased $0.7 million, or 19%, from $3.4 million for the three months ended September 30, 2018 to $4.0 million for the three months ended September 30, 2019 primarily due to increases of $0.3 million in personnel costs to support the growth of our operations, $0.3 million in professional fees and $0.1 million in insurance expense.

Income Tax Benefit

Income tax benefit was $0.1 million for the three months ended September 30, 2019, representing an effective income tax rate of 0.6%. Our effective income tax rate for the three months ended September 30, 2019 differs from our federal statutory rate of 21%, primarily because our U.S. loss cannot be benefited due to the full valuation allowance position and reduced by foreign taxes. No income tax expense or benefit was recorded for the three months ended September 30, 2018.

Comparison of the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended
	September 30,		Dollar	%
	2019	2018	Change	Change
	(Dollars in thousands)
License and collaboration revenue - related party	$(2,488)	$28,572	$(31,060)	(109)
Operating expenses:
Research and development (1)	49,092	45,249	3,843	8
General and administrative (2)	11,642	10,180	1,462	14
Total operating expenses	60,734	55,429	5,305	10
Loss from operations	(63,222)	(26,857)	(36,365)	135
Interest income and other, net	1,989	1,798	191	11
Loss before income tax benefit	(61,233)	(25,059)	(36,174)	144
Income tax benefit	1,547	—	1,547	100
Net loss	$(59,686)	$(25,059)	$(34,627)	138

(1)	Includes $3.2 million and $2.4 million of non-cash stock-based compensation expense for the nine months ended September 30, 2019 and 2018, respectively.
(2)	Includes $3.0 million and $2.4 million of non-cash stock-based compensation expense for the nine months ended September 30, 2019 and 2018, respectively.

License and Collaboration Revenue

License and collaboration revenue decreased $31.1 million, or 109%, from $28.6 million for the nine months ended September  30, 2018 to ($2.5) million for the nine months ended September 30, 2019. The decrease in license and collaboration revenue was primarily due to a contract modification for the First Amendment to the Janssen Collaboration Agreement and the related cumulative catchup adjustment during the second quarter of 2019. The contract modification resulted in an increase in the transaction price and additional deliverables under the performance obligation, leading to an overall corresponding decrease in the cumulative percentage of completion of our performance obligation for the Janssen License and Collaboration Agreement.

We determined that the transaction price of the Janssen License and Collaboration Agreement was $110.8 million as of September 30, 2019, an increase of $50.1 million from the transaction price of $60.7 million at December 31, 2018. In order to determine the transaction price, we evaluated all payments to be received during the duration of the contract. We determined that the $50.0 million upfront payment, the $25.0 million payment received upon execution of the First Amendment, $18.4 million of reimbursement from Janssen for services performed for PTG-200 Phase 2 and for second-generation compound research costs and other services, and $17.4 million of estimated variable consideration for milestone and cost-sharing payments from Janssen for agreed upon services related to second generation compounds as of September 30, 2019 constituted consideration to be included in the transaction price, which is to be allocated to the combined performance obligation. The increase in transaction price from December 31, 2018 to September 30, 2019 was due to an increase in fixed and variable consideration related to the contract modification for First Amendment to the Janssen License and Collaboration Agreement effective May 7, 2019. We re-evaluate the transaction price each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Research and Development Expenses

Research and development expenses increased $3.8 million, or 8%, from $45.2 million for the nine months ended September 30, 2018 to $49.1 million for the nine months ended September 30, 2019. The increase included $15.0 million of PN-943 clinical trial and development expenses, an increase of $13.6 million in PTG-300 clinical trial and development expenses and a $1.2 million reversal of previously recorded reductions to research and development expenses in connection with the tax incentive from Australia, partially offset by a decrease of $16.7 million in PTG-100 clinical trial and development expenses due to the halting of further development during 2018 and related credit adjustments, a decrease of $5.2 million for PTG-200 clinical trial and development expenses under the Janssen License and Collaboration Agreement due to timing of deliverables and a decrease of $4.6 million in pre-clinical and discovery research expenses. Research and development expenses for the nine months ended September 30, 2019 included increased personnel costs due to an increase in research and development headcount from 47 employees at September 30, 2018 to 51 employees at September 30, 2019.

General and Administrative Expenses

General and administrative expenses increased $1.5 million, or 14%, from $10.2 million for the nine months ended September 30, 2018 to $11.6 million for the nine months ended September 30, 2019 primarily due to increases of $0.9 million in personnel costs to support the growth of our operations,  $0.5 million in professional fees and $0.1 million in insurance expense.

Interest Income and Other, Net

Interest income and other, net increased $0.2 million, or 11%, from $1.8 million for the nine months ended September 30, 2018 to $2.0 million for the nine months ended September 30, 2019 primarily due to higher interest income related to an increase in available-for-sale securities balances.

Income Tax Benefit

Income tax benefit was $1.5 million for the nine months ended September 30, 2019, representing an effective income tax rate of 2.5%. Income tax benefit for the nine months ended September 30, 2019 included a discrete tax benefit of approximately $1.1 million for the 2017 Australia refundable R&D tax offset. Our effective income tax rate for the nine months ended September 30, 2019 differs from our federal statutory rate of 21%, primarily because our U.S. loss cannot be benefited due to the full valuation allowance position and reduced by foreign taxes. No income tax expense or benefit was recorded for the nine months ended September  30, 2018.

Liquidity and Capital Resources

As of September 30, 2019, we had $137.7 million of cash, cash equivalents and available-for-sale securities and an accumulated deficit of $200.2 million. Our operations have primarily been financed by net proceeds from the sale of shares of our capital stock and payments under the Janssen License and Collaboration Agreement. During the second quarter of 2019, we received a nonrefundable $25.0 million payment from Janssen upon execution of the May 7, 2019 amendment to the Janssen License and Collaboration Agreement.

In September 2017, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) (File No. 333-220314) that was declared effective as of October 5, 2017 and permits the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $200.0 million of our common stock, preferred stock and debt securities.  Up to a maximum of $50.0 million of the maximum aggregate offering price of $200.0 million may be issued and sold pursuant to an at-the-market (“ATM”) financing facility under a sales agreement (the “Sales Agreement”). We sold 1,924,957 and 2,846,641 shares of our common stock pursuant to the Sales Agreement during the three and nine months ended September 30, 2019, respectively, for net proceeds of $23.9 million and $34.5 million, respectively, after deducting issuance costs. We sold 103,500 shares of our common stock pursuant to the Sales Agreement during the three and nine months ended September 30, 2018 for net proceeds of $1.0 million. As of September 30, 2019, a total of $72.0 million of common stock remained available for sale under the registration statement on Form S-3, $13.0 million of which remained available for sale under the ATM financing facility.

On August 6, 2018, we entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which we sold an aggregate of 2,750,000 shares of our common stock at a price of $8.00 per share, for aggregate net proceeds of $21.7 million, after deducting offering expenses payable by us. In a concurrent private placement, we issued the Investors Warrants to purchase an aggregate of 2,750,000 shares of our common stock (each, a “Warrant,” and collectively, the “Warrants”).  Each Warrant is exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of our common stock have an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of our common stock have an exercise price of $15.00 per share. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the warrants may be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, we granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. As of September 30, 2019, none of the warrants have been exercised.

On December 21, 2018, we entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which we exchanged an aggregate of 1,000,000 shares of our common stock, par value $0.00001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.00001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of common stock, subject to certain exceptions. During the nine months ended September 30, 2019, Exchange Warrants to purchase 600,000 shares of common stock were net exercised, resulting in the issuance of 599,997 shares of common stock. As of September 30, 2019, 400,000 Exchange Warrants remained unexercised.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
Cash used in operating activities	$(27,238)	$(39,812)
Cash used in investing activities	(41,156)	(2,336)
Cash provided by financing activities	36,257	23,636

Cash Flows from Operating Activities

Cash used in operating activities for the nine  months ended September 30, 2019 was $27.2 million, consisting of our net loss of $59.7 million, partially offset by a net change of $26.4 million in net operating assets and non-cash charges of $6.1 million. The change in net operating assets and liabilities was primarily due to  a net increase of $30.5 million in deferred revenue related to the Janssen License and Collaboration Agreement,  a decrease of $2.6 million in receivable from collaboration partner and a decrease of $1.2 million in research and development tax incentive receivable, net, partially offset by a decrease of $4.2 million in accounts payable, an increase of $1.6 million in prepaid expenses and other current assets, a decrease of $1.4 million in operating lease liability and a decrease of $0.8 million in accrued expenses and other payables. Non-cash charges were primarily comprised of $6.2 million of stock-based compensation, $1.3 million of operating lease ROU asset amortization and $0.5 million of depreciation and amortization, partially offset by  $1.5 million of deferred tax benefit and $0.4 million of net accretion of discount on available-for-sale securities.

Cash used in operating activities for the nine months ended September  30, 2018 was $39.8 million, consisting of our net loss of $25.1 million and a net change of $20.3 million in net operating assets, partially offset by non-cash charges of $5.6 million. The change in net operating assets and liabilities was primarily due to a net decrease of $23.8 million in deferred revenue related to the Janssen License and Collaboration Agreement and an increase of $2.8 million in receivable from collaboration partner, partially offset by an increase of $3.8 million in accounts payable, an increase of $1.2 million in accrued expenses and other payables, an increase of $0.8 million in payable to collaboration partner and a decrease of $0.5 million in prepaid expenses and other assets. Non-cash charges were primarily comprised of $4.9 million of stock-based compensation, $0.4 million of depreciation and amortization and $0.3 million of net amortization of premium on available-for-sale securities.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2019 was $41.2 million, consisting of purchases of available-for-sale securities of $117.8 million and purchases of property and equipment of $0.8 million, partially offset by proceeds from maturities of available for sale securities of $77.4 million.

Cash used in investing activities for the nine months ended September 30, 2018 was $2.3 million, consisting of purchases of available-for-sale securities of $51.9 million and purchases of property and equipment of $0.4 million, partially offset by proceeds from maturities of available-for-sale securities of $50.0 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2019 was $36.3 million, consisting of $34.5 million of net proceeds from the sale of common stock under our ATM financing facility and $1.8 million of proceeds from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan.

Cash provided by financing activities for the nine months ended September 30, 2018 was $23.6 million, consisting primarily of $21.7 million of net proceeds from issuance of our common stock and warrants in a private placement, $1.0 million of net proceeds from sales through our ATM financing facility and $0.9 million from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan.

Contractual Obligations and Other Commitments

During the three and nine months ended September  30, 2019, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10‑K for the year ended December 31, 2018 filed with the SEC on March 12, 2019.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined under SEC rules, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities.

We had $137.7  million and $128.9 million in cash, cash equivalents and available-for-sale securities at September  30, 2019 and December 31, 2018, respectively. Cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Available-for-sale securities consist of corporate bonds, commercial paper and government bonds. Short-term available-for-sale securities have maturities of greater than three months but no longer than 365 days as of the balance sheet date. Long-term available-for-sale securities have maturities of 365 days or longer as of the balance sheet date. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, we believe that our exposure to interest rate risk is not significant as the majority of our investments are short-term in duration and due to the low risk profile of our investments, a 1% change in interest rates would not have a material impact on the total market value of our portfolio. We have the ability to hold our short-term investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates. We had no outstanding debt as of September  30,  2019.

Approximately $0.5 million and $0.4 million of our cash balance was located in Australia at September 30, 2019 and December 31, 2018, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on our results of operations.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September  30,  2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. The results of pre-clinical studies and early clinical trials of our product candidates and studies and trials of other products may not be predictive of the results of later-stage clinical trials. For example, our preclinical observations and data generated from our Phase 1 clinical trials of PTG-300 support our hypothesis that iron redistribution by PTG-300 improves erythropoiesis in beta thalassemia and myelodysplastic syndrome patients to reduce their need for transfusions and chelation therapy. However, this hypothesis or other such scientific hypotheses formed from preclinical or early clinical observations for any of our product candidates may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value, and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements.

In addition to our planned pre-clinical studies and clinical trials, we expect to have to complete at least two large scale, well-controlled clinical trials to demonstrate substantial evidence of efficacy and safety for each product candidate we intend to commercialize. Further, given the patient populations for which we are developing therapeutics, we expect to have to evaluate long-term exposure to establish the safety of our therapeutics in a chronic dose setting. We have never conducted a Phase 3 clinical trial or submitted an NDA, and as a result, we have no history or track record to rely on when entering these phases of the development cycle. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. Clinical trial failures may result from a multitude of factors including, but not limited to, flaws in trial design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety and/or efficacy traits of the product candidate. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or pre-clinical studies.

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

We have incurred significant operating losses since our inception. Our net loss was $16.4 million and $59.7 million for the three and nine months ended September 30, 2019, respectively, and $8.7 million and $25.1 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $200.2 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development, including clinical development activities under the Janssen License and Collaboration Agreement,  and as a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approvals for, our peptide-based product candidates.

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

As of September 30, 2019, we had cash, cash equivalents and available-for-sale securities of $137.7 million. Based upon our current operating plan and expected expenditures, we believe that our existing cash, cash equivalents, and available-for-sale securities will be sufficient to fund our operations for at least the next 12 months. Our existing capital resources will not be sufficient to enable us to initiate any pivotal clinical trials. Accordingly, we expect that we will need to raise substantial additional funds in the future in order to complete clinical development or commercialize any of our product candidates. Our funding requirements and the timing of our need for additional capital are subject to change based on a number of factors, including:

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

If our existing capital resources, future interest income, upfront payment and potential opt-in election fees, milestone payments, and royalties under the Janssen License and Collaboration Agreement are insufficient to meet future capital requirements, and if we are unable to obtain additional funding from equity offerings or debt financings  on a timely basis, we may be required to:

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

Covenants in our credit and security agreement restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected.

We entered into a credit and security agreement (the “Term Loan Credit Agreement”) pursuant to which we have borrowed $10.0 million to date and an additional $40.0 million is available, subject to specified availability periods and the satisfaction of certain conditions. All of our assets, except for intellectual property and certain other customary excluded property, are secured for our borrowings under the Term Loan Credit Agreement. The Term Loan Credit Agreement contains customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us.

Our failure to comply with any of the covenants could result in a default under the Term Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the loan and security agreement. If we are unable to repay those amounts, the lenders under the Term Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, before we borrow additional funds under the Term Loan Credit Agreement, we must first satisfy ourselves that we will have access to existing and future alternate sources of capital, including cash flow from our own operations, equity capital markets or debt capital markets in order to repay any principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired.

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

As of September 30, 2019, we had 70 full-time employees, including 51 employees engaged in research and development. As our development and commercialization plans and strategies develop and continue to operate as a public company, we expect to need additional managerial, operational, scientific, sales, marketing, development, regulatory, manufacturing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our peptide-based product candidates could limit our ability to generate revenue.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. At September 30, 2019, we had a total of 27,206,447 shares of common stock outstanding, notwithstanding any potential exercises of outstanding options and issuance of shares under the employee stock purchase plan.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchases of Shares or of Company Equity Securities

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8‑K	001‑3785237852	3.1	8/16/2016
3.2	Amended and Restated Bylaws	S‑1/A	333‑212476	3.2	8/1/2016
10.1+	Severance Agreement, dated July 19, 2019, by and between Protagonist Therapeutics, Inc. and Samuel Saks, M.D.
31.1+	Certification of Chief Executive Officer required by Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer required by Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

PROTAGONIST THERAPEUTICS, INC.

Date: November 6, 2019	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 6, 2019	By:	/s/ Don Kalkofen
Don Kalkofen
Chief Financial Officer
(Principal Financial and Accounting Officer)