Form 10-Q
period 2020-03-31
Protagonist Therapeutics, Inc
filed 2020-05-07
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 30, 2020, there were 27,434,705 shares of the registrant’s Common Stock, par value $0.00001 per share, outstanding.

PROTAGONIST THERAPEUTICS, INC.

FORM 10‑Q

PART I. – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$60,215	$33,006
Marketable securities	57,298	100,011
Restricted cash - current	10	10
Receivable from collaboration partner and contract asset - related party	3,594	6,755
Research and development tax incentive receivable	153	—
Prepaid expenses and other current assets	4,716	5,529
Total current assets	125,986	145,311
Property and equipment, net	1,603	1,681
Restricted cash - noncurrent	450	450
Operating lease right-of-use asset	5,780	6,042
Deferred tax asset	1,082	1,433
Total assets	$134,901	$154,917
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,704	$2,790
Payable to collaboration partner - related party	1,116	1,262
Accrued expenses and other payables	11,616	12,360
Deferred revenue - related party - current	18,630	17,738
Operating lease liability - current	1,306	1,256
Total current liabilities	36,372	35,406
Long-term debt, net	9,832	9,794
Deferred revenue - related party - noncurrent	20,415	23,792
Operating lease liability - noncurrent	5,616	5,961
Total liabilities	72,235	74,953
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 90,000,000 shares authorized; 27,434,705 and 27,217,649 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	300,300	297,846
Accumulated other comprehensive gain (loss)	107	(221)
Accumulated deficit	(237,741)	(217,661)
Total stockholders’ equity	62,666	79,964
Total liabilities and stockholders’ equity	$134,901	$154,917

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
License and collaboration revenue - related party	$3,647	$1,560
Operating expenses:
Research and development	18,768	12,444
General and administrative	4,576	3,764
Total operating expenses	23,344	16,208
Loss from operations	(19,697)	(14,648)
Interest income	526	731
Interest expense	(243)	—
Other expense, net	(490)	(3)
Loss before income tax expense	(19,904)	(13,920)
Income tax expense	(176)	(183)
Net loss	$(20,080)	$(14,103)
Net loss per share, basic and diluted	$(0.72)	$(0.58)
Weighted-average shares used to compute net loss per share, basic and diluted	27,703,918	24,297,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(20,080)	$(14,103)
Other comprehensive loss:
Gain on translation of foreign operations	338	15
Unrealized (loss) gain on marketable securities	(10)	29
Comprehensive loss	$(19,752)	$(14,059)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	Gain (Loss)	Deficit	Equity
Three months ended March 31, 2020	Shares	Amount
Balance at December 31, 2019	27,217,649	$—	$297,846	$(221)	$(217,661)	$79,964
Issuance of common stock under equity incentive and employee stock purchase plans	217,056	—	406	—	—	406
Stock-based compensation expense	—	—	2,048	—	—	2,048
Other comprehensive gain	—	—	—	328	—	328
Net loss	—	—	—	—	(20,080)	(20,080)
Balance at March 31, 2020	27,434,705	$—	$300,300	$107	$(237,741)	$62,666

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	Gain (Loss)	Deficit	Equity
Three months ended March 31, 2019	Shares	Amount
Balance at December 31, 2018	23,187,219	$—	$253,222	$(233)	$(140,474)	$112,515
Issuance of common stock under equity incentive and employee stock purchase plans	205,315	—	390	—	—	390
Stock-based compensation expense	—	—	1,979	—	—	1,979
Other comprehensive gain	—	—	—	44	—	44
Net loss	—	—	—	—	(14,103)	(14,103)
Balance at March 31, 2019	23,392,534	$—	$255,591	$(189)	$(154,577)	$100,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,080)	$(14,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,048	1,979
Operating lease right-of-use asset amortization	444	459
Depreciation and amortization	217	130
Amortization of debt issuance costs and accretion of debt discount	45	—
Accretion of discount on marketable securities, net of premium amortization	(164)	(94)
Foreign currency remeasurement loss	549	—
Change in deferred tax asset	183	180
Changes in operating assets and liabilities:
Research and development tax incentive receivable	(162)	(441)
Receivable from collaboration partner - related party	3,161	(474)
Prepaid expenses and other assets	806	(406)
Accounts payable	913	696
Payable to collaboration partner - related party	(146)	150
Accrued expenses and other payables	(700)	(3,053)
Deferred revenue - related party	(2,485)	(1,222)
Operating lease liability	(477)	(463)
Net cash used in operating activities	(15,848)	(16,662)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(20,883)	(21,726)
Proceeds from maturities of marketable securities	63,751	26,000
Purchases of property and equipment	(138)	(166)
Net cash provided by investing activities	42,730	4,108
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance costs related to issuance of long-term debt	(7)	—
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	406	390
Net cash provided by financing activities	399	390
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(72)	8
Net increase (decrease) in cash, cash equivalents and restricted cash	27,209	(12,156)
Cash, cash equivalents and restricted cash, beginning of period	33,466	82,693
Cash, cash equivalents and restricted cash, end of period	$60,675	$70,537
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING INFORMATION:
Purchases of property and equipment in accounts payable and accrued liabilities	$5	$649
Tenant improvement allowance reimbursement	$—	$469

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

Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of $237.7 million as of March 31, 2020. The Company’s ultimate success depends on the outcome of its research and development and collaboration activities. The Company expects to incur additional losses in the future and anticipates the need to raise additional capital to continue to execute its long-range business plan. Since the Company’s initial public offering in August 2016, it has financed its operations through offerings of common stock, payments received under license and collaboration agreements and proceeds received from long-term debt.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's activities is highly uncertain and difficult to predict, as the response to the pandemic is in its early stages and information is rapidly evolving. Capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that the pandemic could cause a local and/or global economic recession. Such economic disruption could have a material adverse effect on our business. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.

The severity of the impact of the COVID-19 pandemic on the Company's activities will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's existing and planned clinical trials and collaboration activities, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in existing and planned clinical trials and collaboration activities, difficulty in recruiting patients for these clinical trials, supply chain disruptions, the effect of the impact on employees, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's future financial condition, liquidity or results of operations is uncertain.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the condensed consolidated balance sheet as of December 31, 2019 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s consolidated financial statements. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future year.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10‑K, filed with the SEC on March 10, 2020.

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, accruals for research and development activities, stock-based compensation, income taxes, marketable securities and leases. Estimates related to revenue recognition include actual costs incurred versus total estimated costs of the Company’s deliverables to determine percentage of completion in addition to the application and estimates of potential revenue constraints in the determination of the transaction price under its license and collaboration agreements. Management bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to forecasted amounts and future events.

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and marketable securities. Substantially all of the Company’s cash is held by two financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. The primary focus of the Company’s investment strategy is to preserve capital and to meet liquidity requirements.  The Company’s cash equivalents and marketable securities are managed by external managers within the guidelines of the Company’s investment policy. The Company’s investment policy addresses the level of credit exposure by limiting concentration in any one corporate issuer and establishing a minimum allowable credit rating. To manage its credit risk exposure, the Company maintains its portfolio of cash equivalents and marketable securities in fixed income securities denominated and payable in U.S. dollars. Permissible investments of fixed income securities include obligations of the U.S. government and its agencies, money market instruments including commercial paper and negotiable certificates of deposit, and highly rated corporate debt obligations and money market funds. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's level of credit exposure is uncertain.

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

Cash as reported in the condensed consolidated statements of cash flows consists of (in thousands):

	March 31,
	2020	2019
Cash and cash equivalents	$60,215	$70,077
Restricted cash - current	10	10
Restricted cash - noncurrent	450	450
Cash balance in consolidated statements of cash flows	$60,675	$70,537

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

The Company accrues for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of pre-clinical studies and clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated services provided but not yet invoiced and includes these costs in accrued expenses and other payables in the condensed consolidated balance sheets and within research and development expense in the condensed consolidated statements of operations. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued liabilities and actual costs incurred. However, the status and timing of actual services performed, number of patients enrolled, the rate of patient enrollment and number of locations of sites activated may vary from the Company’s estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations.

Research and Development Tax Incentive

The Company is eligible under the AusIndustry research and development tax incentive program to obtain either a refundable cash tax incentive or a taxable credit in the form of a non-cash tax incentive from the Australian Taxation Office (“ATO”). The refundable cash tax incentive is available to the Company on the basis of specific criteria with which the Company must comply. Specifically, the Company must have annual turnover of less than AUD 20.0 million and cannot be controlled by income tax exempt entities. The refundable cash tax incentive is recognized as a reduction to research and development expense when the right to receive has been attained and funds are considered to be collectible. The tax incentive is denominated in Australian dollars and, therefore, the related receivable is remeasured into U.S. dollars as of each reporting date. The Company may alternatively be eligible for a taxable credit in the form of a non-cash tax incentive in years when the annual turnover exceeds the limit. The Company evaluates its eligibility under tax incentive programs as of each balance sheet date and makes accrual and related adjustments based on the most current and relevant data available.

Net Loss per Share

Basic net loss per share is calculated by dividing the Company’s net loss by the weighted average number of shares of common stock and Exchange Warrants outstanding during the period, without consideration of potentially dilutive securities. In accordance with Accounting Standards Codification Topic 260, Earnings Per Share, the Exchange Warrants are included in the computation of basic net loss per share because the exercise price is negligible, and they are fully vested and exercisable after the original issuance date. Diluted net loss per share is the same as basic net loss per share for all periods presented since the effect of potentially dilutive securities is anti-dilutive given the net loss of the Company in each period. See Note 10. Stockholder’s Equity for additional information regarding the Exchange Warrants.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements and is intended to improve the effectiveness of disclosures, including the consideration of costs and benefits. The Company adopted this guidance as of January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or disclosures.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which is intended to clarify the circumstances under which certain transactions in collaborative arrangements should be accounted for under the revenue recognition standard. Certain transactions between collaboration arrangement participants should be accounted for as revenue under ASC Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019. The Company adopted this guidance as of January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted as of March 31, 2020

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

Under the Janssen License and Collaboration Agreement, the Company granted to Janssen an exclusive worldwide license to develop, manufacture and commercialize PTG-200 and related IL 23R antagonist compounds for all indications, including CD and UC. The Company was responsible, at its own expense, for the conduct of the Phase 1 clinical trial for PTG-200, and Janssen is responsible for the conduct of the Phase 2 clinical trial for PTG-200 in CD, including filing the U.S. Investigational New Drug application (“IND”). Development costs for the Phase 2 clinical trial are shared between the parties on an 80/20 basis, with Janssen assuming the larger share. Janssen submitted an IND for PTG-200 in CD during the second quarter of 2019, which took effect in July 2019. The Company initiated a Phase 2 clinical study for PTG-200 in CD with Janssen in the fourth quarter of 2019.

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

As part of the services added in the First Amendment, Janssen will pay certain costs and milestones related to advancing pre-clinical candidates from the second-generation research program through Phase 1 studies, including funding of a certain number of full-time equivalent employees (“FTEs”) at the Company for a set period of time. The Company will pay 100% of the costs for the Phase 1 studies for the first second-generation compound, and 50% of the costs of the Phase 1 studies for the second and third second-generation compounds; thereafter Janssen will pay 100% of any further Phase 1 development costs. Development costs for the Phase 2 clinical trials for second-generation compounds are shared between the parties on an 80/20 basis, with Janssen assuming the larger share. The Company’s Phase 1 and Phase 2 development costs are also limited by overall spending caps. In December 2019, the Company became eligible to receive a $5.0 million payment trigged by the successful nomination of a second-generation development compound, which was received during the first quarter of 2020. The Company will be eligible to receive a $7.5 million milestone payment at the completion of a Phase 1 study for the first second-generation compound.

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

Pursuant to the First Amendment, the Company will be eligible to receive clinical development, regulatory and sales milestones, if and as achieved, and/or payments relating to Janssen’s elections to maintain or expand its license rights. The next anticipated such payment is a $50.0 million payment based on Phase 2a clinical trial results, as follows:

•

Janssen can elect to advance PTG-200 into Phase 2b following receipt of the top line results of the CD Phase 2a clinical trial for PTG-200 by paying a $50.0 million maintenance fee (the “Amended First Opt-in Election”); or

•	Janssen would make a $50.0 million milestone payment following dosing of the third patient in first Phase 2b clinical trial for CD for a second-generation product.

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

The Company uses the most likely amount method to estimate variable consideration included in the transaction price. Variable consideration after the First Amendment consists of future milestone payments and cost sharing payments from Janssen for agreed upon services offset by Phase 2 development costs reimbursement payable to Janssen. Cost sharing payments from Janssen relate to the agreed upon services for Phase 2 activities that the Company performs within the duration of the contract are included in the transaction price at an amount equal to 80% of the estimated budgeted costs for these activities, including primarily internal full-time equivalent effort and third party contract costs. Cost sharing payments to Janssen relate to agreed-upon services for Phase 2 activities that Janssen performs within the duration of the contract are not a distinct service that Janssen transfers to the Company. Therefore, the consideration payable to Janssen is accounted for as a reduction in the transaction price.

The Company determined that the transaction price of the Janssen License and Collaboration Agreement was $113.6 million as of March 31, 2020, an increase of $0.7 million from the transaction price of $112.9 million as of December 31, 2019. In order to determine the transaction price, the Company evaluated all payments to be received during the duration of the contract, net of Phase 2 development costs reimbursement expected to be payable to Janssen. The Company determined that the transaction price includes the $50.0 million upfront payment, the $25.0 million payment received upon the effectiveness of the First Amendment, the $5.0 million payment triggered by the successful nomination of a second-generation compound, $18.3 million of reimbursement from Janssen for services performed for PTG-200 Phase 2 and for second-generation compound research costs and other services, and $15.3 million of estimated variable consideration, which includes a $7.5 million milestone payment subject to the completion of a Phase 1 study for a second-generation compound. The Company evaluated whether the variable component of the transaction price should be constrained to ensure that a significant reversal of revenue recognized on a cumulative basis as of March 31, 2020 is not probable. The Company concluded that the variable consideration constraint does not further decrease the estimated transaction price as of March 31, 2020. The additional potential development, regulatory and sales milestone payments after the completion of Phase 2b activities that the Company would be eligible to receive are currently outside the contract term as defined for revenue recognition purposes and as such have been excluded from the transaction price.

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

For the three months ended March 31, 2020 and 2019, the Company recognized license and collaboration revenue of $3.6 million and $1.6 million, respectively, which was primarily related to the transaction price for the Janssen License and Collaboration Agreement recognized based on proportional performance.

The following tables present changes in the Company’s contract assets and liabilities during the periods presented (in thousands):

	Balance at			Balance at
	Beginning of			End of
Three Months Ended March 31, 2020	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$5,955	$1,509	$(5,012)	$2,452
Contract asset - related party	$800	$342	$—	$1,142
Contract liabilities:
Deferred revenue - related party	$41,530	$1,850	$(4,335)	$39,045
Payable to collaboration partner - related party	$1,262	$676	$(822)	$1,116

	Balance at			Balance at
	Beginning of			End of
Three Months Ended March 31, 2019	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$2,042	$1,726	$(4)	$3,764
Contract asset - related party	$2,545	$—	$(1,248)	$1,297
Contract liabilities:
Deferred revenue - related party	$8,223	$342	$(1,564)	$7,001
Payable to collaboration partner - related party	$1,061	$150	$—	$1,211

During the three months ended March 31, 2020 and 2019, the Company recognized revenue of $1.2 million for each period from amounts included in the deferred revenue contract liability balance at the beginning of each period. None of the costs to obtain or fulfill the contract were capitalized.

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

The following table presents the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$45,644	$—	$—	$45,644
Commercial paper	—	39,563	—	39,563
Corporate debt securities	—	13,288	—	13,288
U.S. Treasury and agency securities	—	17,531	—	17,531
Total financial assets	$45,644	$70,382	$—	$116,026

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$12,964	$—	$—	$12,964
Commercial paper	—	44,282	—	44,282
Corporate debt securities	—	33,662	—	33,662
U.S. Treasury and agency securities	—	40,810	—	40,810
Total financial assets	$12,964	$118,754	$—	$131,718

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

Fair Value of Other Financial Instruments

The Company’s long-term debt is classified as Level 2 and its carrying value approximates fair value as there is no significant change in the credit worthiness or liquidity position of the Company as of March 31, 2020.

Note 5. Cash Equivalents and Marketable Securities

Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following (in thousands):

	March 31, 2020
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$45,644	$—	$—	$45,644
Commercial paper	39,576	3	(16)	39,563
Corporate debt securities	13,289	2	(3)	13,288
U.S. Treasury and agency securities	17,508	24	(1)	17,531
Total cash equivalents and marketable securities	$116,017	$29	$(20)	$116,026
Classified as:
Cash equivalents				$58,728
Marketable securities				57,298
Total cash equivalents and marketable securities				$116,026

	December 31, 2019
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$12,964	$—	$—	$12,964
Commercial paper	44,284	2	(4)	44,282
Corporate debt securities	33,653	11	(2)	33,662
U.S. Treasury and agency securities	40,798	14	(2)	40,810
Total cash equivalents and marketable securities	$131,699	$27	$(8)	$131,718
Classified as:
Cash equivalents				$31,707
Marketable securities				100,011
Total cash equivalents and marketable securities				$131,718

All marketable securities held as of March 31, 2020 and December 31, 2019 had contractual maturities of less than one year. There were no material realized gains or realized losses on marketable securities for the periods presented. The Company has not experienced any material credit losses on its investments.

Note 6. Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued clinical and research related expenses	$8,956	$7,232
Accrued employee related expenses	1,731	4,637
Accrued professional service fees	725	301
Accrued interest payable	68	68
Other	136	122
Total accrued expenses and other payables	$11,616	$12,360

Note 7. Research Collaboration and License Agreement

In October 2013, the Company’s former collaboration partner decided to abandon a collaboration program with the Company and, pursuant to the terms of the agreement between the Company and the former collaboration partner, the Company elected to assume responsibility for the development and commercialization of the product. Upon the former collaboration partner’s abandonment, it assigned to the Company certain intellectual property that relates to the products arising from the collaboration. Milestone payments to collaboration partners are recorded as research and development expenses in the period that the expense is incurred. No research and development expense was recorded under this agreement for the three months ended March 31, 2020 or March 31, 2019.

Note 8. Government Programs

Research and Development Tax Incentive

During the three months ended March 31, 2020 and 2019, the Company recognized AUD 0.3 million ($0.2 million) and AUD 0.6 million ($0.4 million), as a reduction of research and development expenses in connection with the research and development cash tax incentive from the ATO. As of March 31, 2020, the research and development tax incentive receivable was AUD 0.3 million ($0.2 million). There was no research and development tax incentive receivable as of December 31, 2019.

Small Business Innovation Research (“SBIR”) Grants

The Company has received SBIR grants from the National Institutes of Health (“NIH”) in support of research aimed at its product candidates. The Company recognizes a reduction to research and development expenses when expenses related to the grants have been incurred and the grant funds become contractually due from NIH. The Company recorded $0.3 million and $0.2 million as a reduction of research and development expenses for the three months ended March 31, 2020 and 2019, respectively. The Company recorded a receivable for $0.3 million as of March 31, 2020 and December 31, 2019, respectively, to reflect the eligible costs incurred under the grants that are contractually due to the Company. This receivable is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Note 9.    Debt

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

The Term Loan Credit Agreement requires the Company to maintain cash and cash equivalents of at least 35% of the outstanding Term Loans at all times and is secured by a perfected security interest in all of the Company's assets except for intellectual property and certain other customary excluded property pursuant to the terms of the Term Loan Credit Agreement. The Term Loan Credit Agreement contains other covenants that limit the Company’s ability and the ability of its subsidiaries to perform certain actions, including obligations to not pay dividends and to maintain unrestricted cash balance above certain threshold, non-occurrence of material adverse change, non-occurrence of change of control and other customary affirmative and negative covenants. The violation of any provision of covenants will result in default for the Company. The Term Loan Credit Agreement includes a clause which allows lenders to accelerate repayment upon the occurrence of certain events of default. As of March 31, 2020, the Company was in compliance with the debt covenants, no event of default occurred and the probability of occurrence of event of default was considered remote.

As of March 31, 2020, the Company’s long-term debt balance was as follows (dollars in thousands):

	Annual	March 31,	December 31,
	Interest Rate	2020	2019
Term loan (matures October 1, 2023)	7.85%	$10,000	$10,000
Debt issuance costs, net of amortization		(208)	(222)
Accrued final payment fee		40	16
Long-term debt, net		$9,832	$9,794

As of March 31, 2020 and December 31, 2019, the carrying value of debt issuance costs was $208,000 and $222,000, respectively, and was presented as a direct deduction from the carrying amount of long-term debt. For the three months ended March 31, 2020, $21,000 of debt issuance costs were amortized and recognized as interest expense in the statement of operations. In addition, $24,000 of accreted final payment fees were recognized as interest expense in the statement of operations and included in the carrying amount of long-term debt for the three months ended March 31, 2020. The effective interest rate on long-term debt was 9.77% for the three months ended March 31, 2020.

The following table summarizes the Company’s minimum future debt payment obligations including principal and final payment fee as of March 31, 2020 (in thousands):

Year Ending December 31:	Amount
2020 (remaining nine months)	$—
2021	833
2022	5,000
2023	4,452
Total	$10,285

Note 10. Stockholders’ Equity

In September 2017, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (File No. 333-220314) that was declared effective as of October 5, 2017 and permits the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $200.0 million of its common stock, preferred stock and certain debt securities (the “2017 Form S-3”). Up to a maximum of $50.0 million of the maximum aggregate offering price of $200.0 million may be issued and sold pursuant to an at-the-market (“ATM”) financing facility under a sales agreement (the “2017 Sales Agreement”). The 2017 Sales Agreement was terminated in 2019. No shares of the Company’s common stock were sold under the 2017 Sales Agreement during the three months ended March 31, 2019. As of March 31, 2020, $72.0 million of common stock remained available for sale under the 2017 Form S-3.

In August 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which the Company sold an aggregate of 2,750,000 shares of its common stock at a price of $8.00 per share, for aggregate net proceeds of $21.7 million, after deducting offering expenses payable by the Company. In a concurrent private placement, the Company issued the Investors warrants to purchase an aggregate of 2,750,000 shares of its common stock (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant is exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $15.00 per share. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the Warrants may be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, the Company granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. The common stock and warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and the net proceeds from the transaction were recorded as a credit to additional paid-in capital. As of March 31, 2020, none of the Warrants have been exercised.

In December 2018, the Company entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.00001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.00001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s  common stock, subject to certain exceptions. In accordance with Accounting Standards Codification Topic 505,  Equity , the Company recorded the retirement of the common stock exchanged as a reduction of common stock shares outstanding and a corresponding debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants are classified as equity in accordance with ASC 480, and fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. During the second quarter of 2019, Exchange Warrants to purchase 600,000 shares were net exercised, resulting in the issuance of 599,997 shares of common stock. As of March 31, 2020, 400,000 of the Exchange Warrants remain unexercised

In October 2019, the Company filed a registration statement on Form S-3 (File No. 333-234414) that was declared effective as of November 22, 2019 and permits the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $250.0 million of its common stock, preferred stock, debt securities and warrants (the “2019 Form S-3”). Up to a maximum of $75.0 million of the maximum aggregate offering price of $250.0 million may be issued and sold pursuant to an ATM financing facility under a sales agreement entered into by the Company on November 27, 2019 (the “2019 Sales Agreement”). As of March 31, 2020, no offering, issuance or sale of common stock, preferred stock, debt securities or warrants was made under the 2019 Form S-3 or the 2019 Sales Agreement.

Note 11. Equity Plans

Equity Incentive Plan

In July 2016, the Company’s board of directors and stockholders approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) to replace the 2007 Stock Option Plan. The 2016 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2016 Plan expire no later than ten years from the date of grant. As of March 31, 2020, 632,901 shares were available for issuance under the 2016 Plan.

Inducement Plan

In May 2018, the Company’s board of directors approved the 2018 Inducement Plan, a non-stockholder approved stock plan, under which it reserved and authorized up to 750,000 shares of the Company’s common stock in order to award options and restricted stock unit awards to persons that were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company, within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. The 2018 Inducement Plan is administered by the board of directors or the Compensation Committee of the board, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2018 Inducement Plan expire no later than ten years from the date of grant. On February 18, 2020, the Compensation Committee of the board approved the amendment and restatement of the 2018 Inducement Plan (the “Amended and Restated Inducement Plan”) to provide for the reservation of an additional 500,000 shares of the Company’s common stock for issuance under the Amended and Restated Inducement Plan. As of March 31, 2020, 780,000 shares were available for issuance under the Amended and Restated Inducement Plan.

Stock Options

Stock option activity under the Company’s equity incentive and inducement plans is set forth below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life (years)	Value (1)
				(in millions)
Balances at December 31, 2019	3,681,521	$11.64	7.78
Options granted	977,600	7.78
Options exercised	(29,167)	1.50
Options forfeited	(52,367)	11.85
Balances at March 31, 2020	4,577,587	$10.87	8.06	$2.2
Options exercisable – March 31, 2020	2,167,161	$11.90	6.84	$2.2
Options vested and expected to vest – March 31, 2020	4,577,587	$10.87	8.06	$2.2

(1)

The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on March 31, 2020. The calculation excludes options with an exercise price higher than the closing price of the Company’s common stock on March 31, 2020.

During the three months ended March 31, 2020, the estimated weighted-average grant-date fair value of common stock underlying options granted to employees was $5.01 per share.

Stock Options Valuation Assumptions

The fair value of employee stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31,
	2020	2019
Expected term (in years)	5.27 - 6.08	6.02 - 6.08
Expected volatility	72.1% - 73.8%	62.2% - 62.6%
Risk-free interest rate	0.59% - 1.44%	2.45% - 2.58%
Dividend yield	—	—

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

Expected Volatility— Prior to January 1, 2020, the Company’s expected volatility was estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. Beginning January 1, 2020, the Company’s expected volatility was estimated based upon a mix of 75% of the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants and 25% of the volatility of the Company’s stock price since its initial public offering in August 2016.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

Restricted Stock Units

Restricted stock unit activity under the Company’s equity incentive plans is set forth below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2019	278,482	$10.08
Granted	142,000	7.80
Vested	(131,147)	9.52
Forfeited	(9,338)	9.35
Unvested at March 31, 2020	279,997	$9.21

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“2016 ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period. During the three months ended March 31, 2020, a total of 56,742 shares of common stock were issued under the 2016 ESPP, and 793,427 shares remain available for issuance.

Stock-Based Compensation

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$1,066	$1,122
General and administrative	982	857
Total stock-based compensation expense	$2,048	$1,979

As of March 31, 2020, total unrecognized stock-based compensation expense was approximately $16.2 million, which the Company expects to recognize over a weighted-average period of approximately 3.1 years.

Note 12. Income Taxes

The Company recorded income tax expense of $0.2 million for both the three months ended March 31, 2020 and 2019, representing an effective income tax rate of (0.9%) and (1.3%), respectively. Income tax expense for the three months ended March 31, 2020 and 2019 was primarily related to foreign income tax. The Company’s effective income tax rate for the three months ended March 31, 2020 and 2019 differs from the Company’s federal statutory rate of 21%, primarily because its U.S. loss cannot be benefited due to the full valuation allowance position and reduced by foreign taxes.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 pandemic. GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of the annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, technical corrections on net operating loss carryforwards for fiscal year taxpayers and allows accelerated deduction qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined that there is no material impact to the income tax provision for the three months ended March 31, 2020.

Note 13. Net Loss per Share

As the Company had net losses for the three months ended March 31, 2020 and March 31, 2019, respectively, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(20,080)	$(14,103)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	27,703,918	24,297,576
Net loss per shares, basic and diluted	$(0.72)	$(0.58)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share computations for the periods presented because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	4,577,587	3,772,561
Common stock warrants	2,750,000	2,750,000
Restricted stock units	279,997	423,572
ESPP shares	43,557	40,650
Total	7,651,141	6,986,783

Note 14. Subsequent Event

On May 7, 2020, the Company approved a limited reduction in force plan affecting approximately 12% of the Company’s employee base and informed the affected employees. The Company expects the reduction in force plan to be substantially completed by the end of the second quarter of 2020. Total cash expenditures for the reduction in force plan are estimated at $0.3 million, substantially all of which are related to employee severance and benefits costs.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this quarterly report (this “Quarterly Report”) on Form 10‑Q and with our Audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10‑K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2020.

Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors. In particular, statements, whether expressed or implied, concerning, among other things, the potential for our programs, the timing of our clinical trials, the potential for eventual regulatory approval and commercialization of our product candidates and our potential receipt of milestone payments and royalties under our collaboration agreements, future operating results or the ability to generate sales, income or cash flow, and the impact of the recent and evolving COVID-19 pandemic are forward-looking statements. They involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those discussed in Part II, Item 1A, of this Quarterly Report. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. “Protagonist,” the Protagonist logo and other trademarks, service marks and trade names of Protagonist are registered and unregistered marks of Protagonist Therapeutics, Inc. in the United States and other jurisdictions.

Overview

We are a clinical-stage biopharmaceutical company that utilizes a proprietary technology platform to discover and develop novel peptide-based drugs to address significant unmet medical needs and transform existing treatment paradigms for patients. We have three assets in various stages of clinical development derived from this platform.

Our Product Pipeline

Our most advanced clinical asset, PTG-300, is an injectable hepcidin mimetic in development for the potential treatment of erythrocytosis, iron overload and other blood disorders. Hepcidin is a key hormone in regulating iron equilibrium and is critical to the proper development of red blood cells. PTG-300 mimics the effect of the natural hormone hepcidin, but with greater potency, solubility and stability. We initiated a Phase 2 study in polycythemia vera (“PV”) in the third quarter of 2019 and a Phase 2 study in hereditary hemochromatosis (“HH”) in January 2020. Preliminary and early results from our initial Phase 2 PV efficacy data from a small number of patients demonstrates the ability of PTG-300 to eliminate the need for phlebotomy by controlling hematocrit levels below 45% on an individual patient basis. PTG-300 has a unique mechanism of action in the potential treatment of PV, which allows it to decrease and maintain hematocrit levels within the range of recommended clinical guidelines without causing the iron deficiency that may occur with frequent phlebotomy. We have announced the selection of PV as our first indication for a potential pivotal study to begin in 2021. We are discontinuing development of PTG-300 for beta-thalassemia and myelodysplastic syndromes and will redirect the majority of our PTG-300 efforts to the PV indication, while also continuing our exploration of PTG-300 in HH.

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

PTG-200 (also referenced as JNJ-67864238) is an orally delivered gut-restricted Interleukin-23 receptor (“IL-23R”) antagonist for the treatment of IBD. In May 2017, we entered into a worldwide license and collaboration agreement with Janssen Biotech, Inc. (“Janssen”), a Johnson & Johnson company, to co-develop and co-detail PTG-200 and certain related compounds for all indications, including IBD. The agreement with Janssen was amended in May 2019 to expand the collaboration by supporting efforts towards second-generation IL-23R antagonists, triggering a $25.0 million milestone payment to us. In January 2020, as part of the expanded research collaboration, we announced the identification and nomination of an orally delivered, gut-restricted IL-23R antagonist peptide as a second-generation development candidate, triggering a $5.0 million milestone payment to us. See Note 3 to the condensed consolidated financial statements included elsewhere in this report for additional information. In collaboration with Janssen, we initiated a Phase 2 clinical study for PTG-200 in CD in the fourth quarter of 2019. Because of the COVID-19 pandemic, we have suspended guidance on a timeline for study completion.

PN-943 is an orally delivered, gut-restricted, alpha-4-beta-7 (“α4β7”) specific integrin antagonist. We developed PN-943 as a potentially more potent orally delivered, gut-restricted α4β7 backup compound to PTG-100, our first-generation orally delivered gut-restricted α4β7 inhibitor that was being developed for treatment of IBD. In 2019, we completed a Phase 1 single ascending dose (“SAD”) and multiple ascending dose (“MAD”) clinical study of PN-943 in healthy volunteers to evaluate safety, pharmacokinetics and pharmacodynamics. The pharmacodynamic results indicated that the administration of PN-943 was well tolerated with results of target engagement that were supportive of the higher potency of PN-943 as compared to PTG-100. We submitted a U.S. IND for PN-943 in December 2019, which took effect in January 2020, and anticipate initiating a Phase 2 proof of concept (“POC”) study in UC.  In light of the COVID-19 pandemic, we are continuing to review all aspects of the planned Phase 2 study and are suspending guidance on a timeline for study initiation. We are maintaining readiness to initiate the study as soon as conditions allow for safe accrual of subjects for the study.

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

Impact of COVID-19 on Our Business

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our activities is highly uncertain and difficult to predict, as the response to the pandemic is in its early stages and information is rapidly evolving. Capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that the pandemic could cause a local and/or global economic recession. Such economic disruption could have a material adverse effect on our business. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.

The severity of the impact of the COVID-19 pandemic on our activities will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our  existing and planned clinical trials and collaboration activities, all of which are uncertain and cannot be predicted. Our future results of operations and liquidity could be adversely impacted by delays in existing and planned clinical trials and collaboration activities, difficulty in recruiting patients for these clinical trials, supply chain disruptions, the impact on employees and the impact of any initiatives or programs that we may undertake to address financial and operational challenges. As of the date of issuance of this Quarterly Report on Form 10-Q, the extent to which the COVID-19 pandemic may materially impact our future financial condition, liquidity or results of operations is uncertain.

Operations

We have incurred net losses in each year since inception and we do not anticipate achieving sustained profitability in the foreseeable future. Our net loss was $20.1 million and $14.1 million for the three months ended March 31, 2020 and March 31, 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $237.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development, including clinical development activities under our worldwide license and collaboration agreement with Janssen, and, as a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approval for, our product candidates.

Janssen License and Collaboration Agreement

On May 26, 2017, we and Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson, entered into an exclusive license and collaboration agreement for the clinical development, manufacture and potential commercialization of PTG-200 worldwide for the treatment of CD and UC (the “Janssen License and Collaboration Agreement”), which was subsequently amended effective May 7, 2019 (the “First Amendment”). Janssen is a related party to us as Johnson & Johnson Innovation - JJDC, Inc., a significant stockholder of ours, and Janssen are both subsidiaries of Johnson & Johnson. During the third quarter of 2017, we received a non-refundable, upfront cash payment of $50.0 million from Janssen. During the second quarter of 2019, we received a non-refundable cash payment of $25.0 million upon execution of the First Amendment. During the fourth quarter of 2019, we became eligible to receive a cash payment of $5.0 million upon the successful nomination of a second-generation development candidate, which we received during the first quarter of 2020. See Note 3 to the condensed consolidated financial statements included elsewhere in this report for additional information.

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

Use of Estimates

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

The Black-Scholes option-pricing model requires the use of subjective assumptions which determine the fair value of stock-based awards. Expected volatility generally requires significant judgement to determine. Prior to January 1, 2020, our expected volatility was estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. Beginning January 1, 2020, our expected volatility was estimated based upon a mix of 75% of the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants and 25% of the volatility of our own stock price since our initial public offering in August 2016. The comparable companies were chosen based on their similar size, stage in the life cycle, or area of specialty. We will continue to apply this process until a longer period of historical information regarding the volatility of our own stock price becomes available.

There have been no other material changes in our critical accounting policies during the three months ended March 31, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 10, 2020.

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

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended March 31,
	2020	2019

Clinical and development expense — PN-943	$7,018	$4,208
Clinical and development expense — PTG-300	6,806	5,753
Clinical and development expense — PTG-200	885	1,079
Clinical and development expense — PTG-100	181	655
Pre-clinical and drug discovery research expense	4,283	1,379
Grants and incentives reimbursement of expenses, net	(405)	(630)
Total research and development expenses	$18,768	$12,444

We expect our clinical development expenses will increase as we progress our product candidates, including development activities under the Janssen License and Collaboration Agreement, advance our discovery research projects into the pre-clinical stage and continue our early stage research. The process of conducting research, identifying potential product candidates and conducting pre-clinical and clinical trials necessary to obtain regulatory approval is costly and time intensive. We may never succeed in achieving marketing approval for our product candidates. The probability of success of our product candidates may be affected by numerous factors, including pre-clinical data, clinical data, competition, manufacturing capability, market conditions and commercial viability. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. Our research and development programs are subject to change from time to time as we evaluate our priorities and available resources.

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

Interest Income

Interest income consists of interest earned on our cash, cash equivalents, and marketable securities, which is comprised of contractual interest, premium amortization and discount accretion.

Interest Expense

Interest expense consists of interest recognized on our long-term debt, which is comprised of contractual interest, amortization of origination fees and other issuance costs, and accretion of final payment fees.

Other Income (Expense), Net

Other expense, net consists primarily of amounts related to foreign exchange gains and losses and related items.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

	Three Months Ended
	March 31,		Dollar	%
	2020	2019	Change	Change
	(Dollars in thousands)
License and collaboration revenue - related party	$3,647	$1,560	$2,087	134
Operating expenses:
Research and development (1)	18,768	12,444	6,324	51
General and administrative (2)	4,576	3,764	812	22
Total operating expenses	23,344	16,208	7,136	44
Loss from operations	(19,697)	(14,648)	(5,049)	34
Interest income	526	731	(205)	(28)
Interest expense	(243)	—	(243)	100
Other expense, net	(490)	(3)	(487)	100
Loss before income tax expense	(19,904)	(13,920)	(5,984)	43
Income tax expense	(176)	(183)	7	(4)
Net loss	$(20,080)	$(14,103)	$(5,977)	42

(1)	Includes $1.0 million and $1.1 million of non-cash stock-based compensation expense for the three months ended March 31, 2020 and 2019, respectively.
(2)	Includes $1.0 million and $0.9 million of non-cash stock-based compensation expense for the three months ended March 31, 2020 and 2019, respectively.

License and Collaboration Revenue

License and collaboration revenue increased $2.1 million, or 134%, from $1.5 million for the three months ended March 31, 2019 to $3.6 million for the three months ended March 31, 2020. The increase in license and collaboration revenue was primarily due to an increase in services provided during the first quarter of 2020 following the contract modification for the First Amendment to the Janssen License and Collaboration Agreement during the second quarter of 2019. The contract modification resulted in an increase in the transaction price and additional deliverables under the performance obligation.

We determined that the transaction price of the Janssen License and Collaboration Agreement was $113.6 million as of March 31, 2020, an increase of $0.7 million from the transaction price of $112.9 million as of December 31, 2019. In order to determine the transaction price, we evaluated all payments expected to be received during the duration of the contract, net of Phase 2 development costs reimbursement expected to be payable to Janssen. We determined that the transaction price includes the $50.0 million upfront payment, the $25.0 million payment received upon the effectiveness of the First Amendment, the $5.0 million payment triggered by the successful nomination of a second-generation compound, $18.3 million of reimbursement from Janssen for services performed under the agreement, and $15.3 million of estimated variable consideration, which includes a $7.5 million milestone payment subject to the completion of a Phase 1 study for a second-generation compound. The increase in transaction price from December 31, 2019 to March 31, 2020 was due primarily to an increase in variable consideration related to additional expected services to be delivered. We re-evaluate the transaction price each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Research and Development Expenses

Research and development expenses increased  $6.3 million, or 51%, from $12.5 million for the three months ended March 31, 2019 to $18.8 million for the three months ended March 31, 2020. The increase was primarily due to an increase of $3.1 million in PN-943 clinical trial and development costs including work towards a Phase 2 study, an increase of $2.5 million in PTG-200 clinical trial and development costs and pre-clinical costs, some of which were incurred in relation to the research collaboration with Janssen, and an increase of $1.3 million in PTG-300 clinical trial and development costs following the additional trials undertaken for PV, which began in December 2019, and HH,  which started in early 2020. These increases were partially offset by a decrease of $0.5 million in PTG-100 clinical trial and development costs due to the winding down of development beginning in 2018 and a decrease of $0.1 million in other pre-clinical and discovery research expenses.

General and Administrative Expenses

General and administrative expenses increased $0.8 million, or 22%, from $3.8 million for the three months ended March 31, 2019 to $4.6 million for the three months ended March 31, 2020 primarily due to increases of $0.5 million in personnel costs to support the growth of our operations and $0.3 million in legal fees and other expenses.

Interest Income

Interest income decreased $0.2 million, or 28%, from $0.7 million for the three months ended March 31, 2019 to $0.5 million for the three months ended March 31, 2020. This decrease was due primarily to the declining interest rate environment and lower balances in interest-earning assets held in comparison to the prior year period.

Interest Expense

Interest expense of $0.2 million for the three months ended March 31, 2020 reflects contractual interest, amortization of origination fees and other issuance costs, and accretion of final payment fees on our term loan that funded in October 2019. We had no debt outstanding during the three months ended March 31, 2019.

Other Expense, Net

Other expense of $0.5 million for the three months ended March 31, 2020 reflects a foreign currency revaluation loss.

Liquidity and Capital Resources

As of March 31, 2020, we had $117.5 million of cash, cash equivalents and marketable securities and an accumulated deficit of $237.7 million. Our operations have been financed by net proceeds from the sale of shares of our common stock, payments under the Janssen License and Collaboration Agreement and proceeds from our long-term debt. During the third quarter of 2017 we received a non-refundable, upfront payment of $50.0 million from Janssen. During the second quarter of 2019, we received a nonrefundable $25.0 million payment from Janssen upon execution of the First Amendment. During the first quarter of 2020, we received a nonrefundable $5.0 million payment from Janssen.

In 2017, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (File No. 333-220314) that was declared effective as of October 5, 2017 and permits the offering, issuance, and sale by us of up to a maximum aggregate offering price of $200.0 million of our common stock, preferred stock and certain debt securities (the “2017 Form S-3”). Up to a maximum of $50.0 million of the maximum aggregate offering price of

$200.0 million may be issued and sold pursuant to an at-the-market (“ATM”) financing facility under a sales agreement (the “2017 Sales Agreement”). The 2017 Sales Agreement was terminated in 2019. No shares of common stock were sold under the 2017 Sales Agreement during the three months ended March 31, 2019. As of March 31, 2020, $72.0 million of common stock remained available for sale under the 2017 Form S-3.

In August 2018, we entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which we sold an aggregate of 2,750,000 shares of our common stock at a price of $8.00 per share, for aggregate net proceeds of $21.7 million, after deducting offering expenses payable by us. In a concurrent private placement, we issued the Investors warrants to purchase an aggregate of 2,750,000 shares of our common stock (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant is exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of our common stock have an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of our common stock have an exercise price of $15.00 per share. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the Warrants may be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, we granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. The common stock and Warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and the net proceeds from the transaction were recorded as a credit to additional paid-in capital. As of March 31, 2020, none of the Warrants have been exercised.

In December 2018, we entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which we exchanged an aggregate of 1,000,000 shares of our common stock, par value $0.00001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.00001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of our common stock, subject to certain exceptions. In accordance with Accounting Standards Codification Topic 505,  Equity , we recorded the retirement of the common stock exchanged as a reduction of common stock shares outstanding and a corresponding debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants are classified as equity in accordance with ASC 480, and fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. We determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. During second quarter of 2019, Exchange Warrants to purchase 600,000 shares were net exercised, resulting in the issuance of 599,997 shares of common stock. As of March 31, 2020, 400,000 of the Exchange Warrants remain unexercised.

In October 2019, we filed a registration statement on Form S-3 (File no. 333-234414) that was declared effective as of November 22, 2019 and permits the offering, issuance, and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities and warrants (the “2019 Form S-3”). Up to a maximum of $75.0 million of the maximum aggregate offering price of $250.0 million may be issued and sold pursuant to an ATM financing facility under a sales agreement we entered into on November 27, 2019 (the “2019 Sales Agreement”). As of March 31, 2020, no offering, issuance or sale of common stock, preferred stock, debt securities or warrants was made under the 2019 Form S-3 or the 2019 Sales Agreement.

In October 2019, we entered into a credit and security agreement pursuant to which the lenders party thereto agreed to make term loans available to us for working capital and general business purposes, in a principal amount of up to $50.0 million, including a $10.0 million term loan which was funded at closing (October 30, 2019), with the ability to access the remaining $40.0 million in two additional tranches of $20.0 million, subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions. Additional information about this credit facility and our long-term debt is presented in Note 9 to the condensed consolidated financial statements included elsewhere in this report.

Our primary uses of cash are to fund operating expenses, primarily our research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

•	the cash requirements of any future acquisitions or discovery of product candidates;
•	additional costs or delays we may incur related to the ongoing COVID-19 pandemic;
•	the time and cost necessary to respond to technological and market developments;
•	the extent to which we may acquire or in-license other product candidates and technologies;

•	costs necessary to attract, hire and retain qualified personnel;
•	the costs of maintaining, expanding and protecting our intellectual property portfolio; and
•	the costs of ongoing general and administrative activities to support the growth or our business.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash used in operating activities	$(15,848)	$(16,662)
Cash provided by investing activities	42,730	4,108
Cash provided by financing activities	399	390

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2020 was $15.8 million, consisting of our net loss of $20.1 million, partially offset by $3.3 million in non-cash charges and a net change of $0.9 million in net operating assets.  Non-cash charges were primarily comprised of $2.0 million of stock-based compensation, a $0.5 foreign currency measurement loss, $0.4 million of operating lease ROU asset amortization, $0.2 million of depreciation and amortization and a $0.2 million change in deferred tax asset, partially offset by $0.2 million of net accretion of discount on marketable securities. The change in net operating assets and liabilities was primarily due to  a  decrease of $3.2 million in receivable from collaboration partner, an increase of $0.9 million in accounts payable and a decrease of $0.8 million in prepaid expenses and other current assets, partially offset by a decrease of $2.5 million in deferred revenue related to the Janssen License and Collaboration Agreement, a decrease of $0.7 million in accrued expenses and other payables, a decrease of $0.5 million in operating lease liability, an increase of $0.2 million in research and development tax incentive receivable and a decrease of $0.1 million in payable to collaboration partner.

Cash used in operating activities for the three months ended March 31, 2019 was $16.7 million, consisting of our net loss of $14.1 million and a net change of $5.2 million in net operating assets, partially offset by non-cash charges of $2.7 million. The change in net operating assets and liabilities was due primarily to a decrease of $3.1 million in accrued expenses and other payables, a net decrease of $1.2 million in deferred revenue related to the Janssen License and Collaboration Agreement,  an increase of $0.5 million in receivable from collaboration partner, a decrease of $0.5 million in operating lease liability, an increase of $0.4 million in the Australia research and development tax incentive receivable and an increase of $0.4 million in prepaid expenses and other current assets, partially offset by a $0.7 million increase in accounts payable and a $0.2 million increase in payable to collaboration partner. Non-cash charges were primarily comprised of $2.0 million of stock-based compensation, $0.5 million of operating lease ROU asset amortization, $0.2 million of deferred tax expense and $0.1 million of depreciation and amortization, partially offset by $0.1 million of net accretion of discount on available-for-sale securities.

Cash Flows from Investing Activities

Cash provided by investing activities for the three months ended March 31, 2020 was $42.7 million, consisting of proceeds from maturities of marketable securities of $63.8 million, partially offset by purchases of marketable securities of $20.9 million and purchases of property and equipment of $0.1 million.

Cash provided by investing activities for the three months ended March 31, 2019 was $4.1 million, consisting proceeds from maturities of marketable securities of $26.0 million, partially offset by purchases of marketable securities of $21.7 million and purchases of property and equipment of $0.2 million,.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2020 was $0.4 million, consisting primarily of proceeds from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan.

Cash provided by financing activities for the three months ended March 31, 2019 was $0.4 million, consisting of net proceeds from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan.

Contractual Obligations and Other Commitments

During the three months ended March 31, 2020, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10‑K for the year ended December 31, 2019 filed with the SEC on March 10, 2020.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined under SEC rules, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our borrowings and investments.

We had $117.5  million and $133.0 million in cash, cash equivalents and marketable securities at March 31, 2020 and December 31, 2019, respectively. Cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Marketable securities consist of corporate bonds, commercial paper and government bonds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. We had $9.8 million in long-term debt at March 31, 2020 and December 31, 2019, which bears interest at an annual rate of prime plus 2.91%, with a 4.94% prime rate floor. Based on our interest rate sensitivity analysis, an immediate 1% increase in interest rates would increase our net interest income by approximately $1.0 million, while an immediate 1% decrease in interest rates would decrease our net interest income by approximately $0.8 million.

Approximately $0.4 million and $0.6 million of our cash balance was located in Australia at March 31, 2020 and December 31, 2019, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on our results of operations.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31,  2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic could adversely impact our business including our ongoing and planned clinical trials and preclinical research.

         In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. Since then, the virus has spread to numerous other countries, including the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the ultimate geographic spread of the disease, the duration of the outbreak, the development of a vaccine or other treatments, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. As the COVID-19 pandemic continues to spread around the globe, we could experience disruptions that could severely impact our business, current and planned clinical trials and preclinical research, including:

•	delays or difficulties in enrolling patients in our ongoing clinical trials and our future clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

•

limitations in resources, including our employees, that would otherwise be focused on the conduct of our business or our current or planned clinical trials or preclinical research, including because of sickness, the desire to avoid contact with large groups of people or restrictions on movement or access to our facility as a result of government-imposed “shelter in place” or similar working restrictions;

•	interruptions or delays in the operations of the U.S. Food and Drug Administration (“FDA”) or other regulatory authorities, which may impact review and approval timelines;
•	delays in receiving the supplies, materials and services needed to conduct clinical trials and preclinical research;
•

changes in regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs or require us to discontinue the clinical trial altogether;

•	interruptions or delays to our development pipeline; and
•

delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or furlough of government or contractor personnel.

 In addition in March 2020, the health officers of six San Francisco Bay Area counties, including Alameda County  where our headquarters are located, issued a “shelter-in-place” order, effective March 17, 2020, and on March 19, 2020, the Governor of California, the State Public Health Officer and Director of the California Department of Public Health, ordered all individuals in the State of California to stay home or at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. As a result of such county and California state orders, the majority of our employees are currently telecommuting, which may impact certain of our operations over the near term and long term.

   Further, as a result of the COVID-19 pandemic, the extent and length of which is uncertain, we may be required to develop and implement additional clinical study policies and procedures designed to help protect study participants from the COVID-19 virus, which may include using telemedicine visits, remote monitoring of patients and clinical sites, and measures to ensure that data from clinical studies that may be disrupted as result of the pandemic are collected pursuant to the study protocol and consistent with good clinical practices (GCPs), with any material protocol deviation reviewed and approved by the site Institutional Review Board (IRB). Patients who may miss scheduled appoints, any interruption in study drug supply, or other consequence that may result in incomplete data being generated during a study as a result of the pandemic must be adequately documented and justified. For example, on March 18, 2020, the FDA issued a guidance on conducting clinical trials during the pandemic, which describe a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of the COVID-19 pandemic; a list of all study participants affected by the COVID-19-pandemic related study disruption by unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study.

        While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition, and operating results.

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

•	our ability to maintain, expand and protect our intellectual property portfolio;
•	our ability to attract and retain key personnel with appropriate expertise and experience to manage our business effectively; and
•	the extent to which the COVID-19 pandemic impacts the factors outlined above.

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

We currently have no product candidates that are in registrational or pivotal clinical trials or are approved for commercial sale, and we may never develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our current product candidates and the development of other product candidates. We cannot be certain that our product candidates will receive regulatory approval or, if approved, be successfully commercialized. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of our product candidates will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries. In addition, even if approved, our pricing and reimbursement will be subject to further review and discussions with payors. We are not permitted to market any product candidate in the United States until after approval of a new drug application (“NDA”) from the FDA, or in any foreign countries until approval by corresponding regulatory authorities. We will need to conduct larger, more extensive clinical trials in the target patient populations to support a potential application for regulatory approval by the FDA or corresponding regulatory authorities, and we do not expect to be in a position to do so for the near term. We may not receive any preferential or expedited review of any application for regulatory approval by virtue of the fact that our product candidates target biological pathways that are also targeted by currently marketed injectable antibody drugs, and our product candidates will be subject to the regulatory review processes applicable to completely new drugs.

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

•	the COVID-19 pandemic;
•	obtaining regulatory approvals to commence a clinical trial;
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

We have incurred significant operating losses since our inception. Our net loss for the three months ended March 31, 2020 and 2019 was $20.1 million and $14.1 million, respectively. As of March 31, 2020, we had an accumulated deficit of $237.7 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development, including clinical development activities under the Janssen License and Collaboration Agreement, and as a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approvals for, our peptide-based product candidates.

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

As of March 31, 2020, we had cash, cash equivalents and marketable securities of $117.5 million. Based upon our current operating plan and expected expenditures, we believe that our existing cash, cash equivalents, and marketable securities and proceeds from our debt facility will be sufficient to fund our operations for at least the next 12 months. However, we expect that we will need to raise substantial additional funds in the future in order to complete clinical development or commercialize any of our product candidates. Our funding requirements and the timing of our need for additional capital are subject to change based on a number of factors, including:

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

We may seek additional funding through a combination of equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. The incurrence of indebtedness and/or the issuance of certain equity securities could result in fixed payment obligations and could also result in certain additional restrictive covenants, such as limitations on our ability to incur debt and/or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations and/or licensing arrangements in order to raise capital, we may be required to accept unfavorable terms, including relinquishing or licensing to a third party on unfavorable terms our rights to our proprietary technology platform or peptide-based product candidates that we otherwise would seek to develop or commercialize ourselves or potentially reserve for future potential arrangements when we might be able to achieve more favorable terms. To the extent that we raise additional capital through the sale of equity securities, including sales of common stock pursuant to our sales agreement with Jefferies LLC (the “Sales Agreement”), your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

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

Third party CRO’s ability to monitor and manage clinical trials and collect data for our pre-clinical studies and clinical programs may be further adversely impacted by the COVID-19 pandemic.

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

Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval and, to the extent that we retain commercial rights following clinical development, we would plan to seek regulatory approval to commercialize our peptide-based product candidates in the

United States, the European Union (“EU”) and additional foreign countries. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries must also approve the manufacturing and marketing of the product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional pre-clinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. If we fail to comply with the regulatory requirements in international markets or to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our peptide-based product candidates will be harmed and our business will be adversely affected.

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

If one or more of our products receives orphan drug designation, we may be unable to maintain the benefits associated with orphan drug status, including market exclusivity. We may not be the first to obtain regulatory approval of a product candidate for any orphan-designated indication that we may pursue due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the orphan-designated disease or condition. Further, even if we obtain orphan drug designation exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may receive and be approved for the same condition, and only the first applicant to receive approval will receive the benefits of marketing exclusivity. Even after an orphan-designated product is approved, the FDA can subsequently approve a later drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. In addition, while we may seek orphan drug designation for our product candidates, we may never receive such designations.

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

There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the current administration to repeal or replace certain aspects of the ACA. Since January 2017, the President has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and the medical device tax and, effective January 1, 2021, also eliminates the health insurance tax. Further, the Bipartisan Budget Act of 2018 (the “BBA”) among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider other legislation to repeal or replace other elements of the ACA. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District

Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional action is taken by Congress. The CARES Act suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and has extended the sequester by one year, through 2030. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period in which the government may recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the current administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the current administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the current administration previously released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contained additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal health programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. While some of the measures may require additional authorization to become effective, Congress and the current administration have both stated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare therapies, which could result in reduced demand for our peptide-based product candidates or additional pricing pressures. For example, it is possible that additional governmental action is taken to address the COVID-19 pandemic.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have continued to increase their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could significantly increase our costs or otherwise have an adverse effect on our business.

If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, integrity oversight and reporting obligations, exclusion from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If, and to the extent that, Janssen or we are unable to comply with these regulations, our ability to earn potential royalties from worldwide net sales of PTG-200 would be materially and adversely impacted. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. The imposition of any of these penalties or other commercial limitations could negatively impact our collaboration with Janssen or cause Janssen to terminate the Janssen License and Collaboration Agreement, either of which would materially and adversely affect our business, financial condition and results of operations.

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

As of March 31, 2020, we had 80.2 full-time equivalent employees, including 67.2 full-time equivalent employees engaged in research and development. As our development and commercialization plans and strategies develop and we continue to operate as a public company, we expect to need additional managerial, operational, scientific, sales, marketing, development, regulatory, manufacturing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. At March 31, 2020, we had a total of 27,434,705 shares of common stock outstanding, notwithstanding any potential exercises of outstanding options and issuance of shares under the employee stock purchase plan.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchases of Shares or of Company Equity Securities

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8‑K	001‑37852	3.1	8/16/2016
3.2	Amended and Restated Bylaws	S‑1/A	333‑212476	3.2	8/1/2016
10.1*	Protagonist Therapeutics, Inc. Amended and Restated 2018 Inducement Plan	8-K	001-37852	10.1	2/24/2020
31.1+	Certification of Chief Executive Officer required by Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer required by Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

PROTAGONIST THERAPEUTICS, INC.

Date: May 7, 2020	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 7, 2020	By:	/s/ Don Kalkofen
Don Kalkofen
Chief Financial Officer
(Principal Financial and Accounting Officer)