Form 10-Q
period 2020-06-30
Protagonist Therapeutics, Inc
filed 2020-08-06
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act

Large accelerated filer	◻	Accelerated filer	☒
		Smaller reporting company	☒
Non-accelerated filer	◻	Emerging growth company	☒

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

As of July 31, 2020, there were 36,807,448 shares of the registrant’s Common Stock, par value $0.00001 per share, outstanding.

PROTAGONIST THERAPEUTICS, INC.

FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$146,242	$33,006
Marketable securities	62,423	100,011
Restricted cash - current	10	10
Receivable from collaboration partner and contract asset - related party	2,997	6,755
Research and development tax incentive receivable	276	—
Prepaid expenses and other current assets	5,518	5,529
Total current assets	217,466	145,311
Property and equipment, net	1,553	1,681
Restricted cash - noncurrent	450	450
Operating lease right-of-use asset	5,511	6,042
Deferred tax asset	—	1,433
Total assets	$224,980	$154,917
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,855	$2,790
Payable to collaboration partner - related party	1,003	1,262
Accrued expenses and other payables	12,917	12,360
Deferred revenue - related party - current	17,230	17,738
Operating lease liability - current	1,355	1,256
Total current liabilities	35,360	35,406
Long-term debt, net	—	9,794
Deferred revenue - related party - noncurrent	16,784	23,792
Operating lease liability - noncurrent	5,259	5,961
Other liability - noncurrent	92	—
Total liabilities	57,495	74,953
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 90,000,000 shares authorized; 36,802,139 and 27,217,649 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	424,855	297,846
Accumulated other comprehensive loss	(208)	(221)
Accumulated deficit	(257,162)	(217,661)
Total stockholders’ equity	167,485	79,964
Total liabilities and stockholders’ equity	$224,980	$154,917

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
License and collaboration revenue - related party	$6,217	$(8,189)	$9,864	$(6,629)
Operating expenses:
Research and development	20,257	19,355	39,025	31,799
General and administrative	4,177	3,863	8,753	7,627
Total operating expenses	24,434	23,218	47,778	39,426
Loss from operations	(18,217)	(31,407)	(37,914)	(46,055)
Interest income	207	641	733	1,372
Interest expense	(209)	—	(452)	—
Loss on early repayment of debt	(585)	—	(585)	—
Other income (expense), net	512	(37)	22	(39)
Loss before income tax (expense) benefit	(18,292)	(30,803)	(38,196)	(44,722)
Income tax (expense) benefit	(1,129)	1,629	(1,305)	1,445
Net loss	$(19,421)	$(29,174)	$(39,501)	$(43,277)
Net loss per share, basic and diluted	$(0.59)	$(1.18)	$(1.31)	$(1.77)
Weighted-average shares used to compute net loss per share, basic and diluted	32,799,691	24,662,779	30,251,805	24,481,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(19,421)	$(29,174)	$(39,501)	$(43,277)
Other comprehensive loss:
(Loss) gain on translation of foreign operations	(324)	(19)	14	(4)
Gain (loss) on marketable securities	9	41	(1)	70
Comprehensive loss	$(19,736)	$(29,152)	$(39,488)	$(43,211)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	Gain (Loss)	Deficit	Equity
Three months ended June 30, 2020	Shares	Amount
Balance at March 31, 2020	27,434,705	$—	$300,300	$107	$(237,741)	$62,666
Issuance of common stock pursuant to public offering, net of issuance costs	8,050,000	—	105,331	—	—	105,331
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	1,232,793	—	16,643	—	—	16,643
Issuance of common stock under equity incentive and employee stock purchase plans	84,641	—	585	—	—	585
Stock-based compensation expense	—	—	1,996	—	—	1,996
Other comprehensive gain (loss)	—	—	—	(315)	—	(315)
Net loss	—	—	—	—	(19,421)	(19,421)
Balance at June 30, 2020	36,802,139	$—	$424,855	$(208)	$(257,162)	$167,485

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	Gain (Loss)	Deficit	Equity
Three months ended June 30, 2019	Shares	Amount
Balance at March 31, 2019	23,392,534	$—	$255,591	$(189)	$(154,577)	$100,825
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	921,684	—	10,543	—	—	10,543
Issuance of common stock pursuant to exercise of Exchange Warrants	599,997	—	—	—	—	—
Issuance of common stock under equity incentive and employee stock purchase plans	53,388	—	87	—	—	87
Stock-based compensation expense	—	—	2,013	—	—	2,013
Other comprehensive gain (loss)	—	—	—	22	—	22
Net loss	—	—	—	—	(29,174)	(29,174)
Balance at June 30, 2019	24,967,603	$—	$268,234	$(167)	$(183,751)	$84,316

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (continued)

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	Gain (Loss)	Deficit	Equity
Six months ended June 30, 2020	Shares	Amount
Balance at December 31, 2019	27,217,649	$—	$297,846	$(221)	$(217,661)	$79,964
Issuance of common stock pursuant to public offering, net of issuance costs	8,050,000	—	105,331	—	—	105,331
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	1,232,793	—	16,643	—	—	16,643
Issuance of common stock under equity incentive and employee stock purchase plans	301,697	—	991	—	—	991
Stock-based compensation expense	—	—	4,044	—	—	4,044
Other comprehensive gain (loss)	—	—	—	13	—	13
Net loss	—	—	—	—	(39,501)	(39,501)
Balance at June 30, 2020	36,802,139	$—	$424,855	$(208)	$(257,162)	$167,485

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	Gain (Loss)	Deficit	Equity
Six months ended June 30, 2019	Shares	Amount
Balance at December 31, 2018	23,187,219	$—	$253,222	$(233)	$(140,474)	$112,515
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	921,684	—	10,543	—	—	10,543
Issuance of common stock pursuant to exercise of Exchange Warrants	599,997	—	—	—	—	—
Issuance of common stock under equity incentive and employee stock purchase plans	258,703	—	477	—	—	477
Stock-based compensation expense	—	—	3,992	—	—	3,992
Other comprehensive gain (loss)	—	—	—	66	—	66
Net loss	—	—	—	—	(43,277)	(43,277)
Balance at June 30, 2019	24,967,603	$—	$268,234	$(167)	$(183,751)	$84,316

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,501)	$(43,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,044	3,992
Change in deferred tax asset	1,412	(1,446)
Operating lease right-of-use asset amortization	887	903
Loss on early repayment of debt	585	—
Depreciation and amortization	419	306
Amortization of debt issuance costs and accretion of debt discount	22	—
Accretion of discount on marketable securities, net of premium amortization	(243)	(209)
Changes in operating assets and liabilities:
Research and development tax incentive receivable	(278)	—
Receivable from collaboration partner - related party	3,758	(302)
Prepaid expenses and other assets	(248)	(1,804)
Accounts payable	73	(2,998)
Payable to collaboration partner - related party	(259)	(251)
Accrued expenses and other payables	382	(319)
Deferred revenue - related party	(7,517)	33,344
Operating lease liability	(958)	(931)
Other liability	92	—
Net cash used in operating activities	(37,330)	(12,992)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of marketable securities	104,583	44,400
Purchase of marketable securities	(66,753)	(52,459)
Purchases of property and equipment	(271)	(1,058)
Net cash provided by (used) in investing activities	37,559	(9,117)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of issuance costs	105,689	—
Proceeds from at-the-market offering, net of issuance costs	16,834	10,543
Proceeds from issuance of common stock upon under equity incentive and employee stock purchase plans	991	477
Issuance costs related to long-term debt	(14)	—
Early repayment of long-term debt	(10,524)	—
Net cash provided by financing activities	112,976	11,020
Effect of exchange rate changes on cash, cash equivalents and restricted cash	31	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	113,236	(11,090)
Cash, cash equivalents and restricted cash, beginning of period	33,466	82,693
Cash, cash equivalents and restricted cash, end of period	$146,702	$71,603
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING INFORMATION:
Issuance costs related to public offering of common stock included in accrued liabilities and other payables	$233	$—
Issuance costs related to at-the-market offering of common stock included in prepaid expenses and other assets at the end of the previous year	$191	$—
Issuance costs related to public offering of common stock included in prepaid expenses and other assets at the end of the previous year	$125	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$21	$82
Tenant improvement allowance reimbursement	$—	$469

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

Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of $257.2 million as of June 30, 2020. The Company’s ultimate success depends on the outcome of its research and development and collaboration activities. The Company expects to incur additional losses in the future and anticipates the need to raise additional capital to continue to execute its long-range business plan. Since the Company’s initial public offering in August 2016, it has financed its operations primarily through offerings of common stock, payments received under license and collaboration agreements and proceeds received from long-term debt.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's activities is highly uncertain and difficult to predict, as the response to the pandemic is in its early stages and information is rapidly evolving. Capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, which has contributed to the current global economic recession. Such economic disruption could have a material adverse effect on our business. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.

The severity of the impact of the COVID-19 pandemic on the Company's activities will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's existing and planned clinical trials and collaboration activities and operations, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by further and extended delays in existing and planned clinical trials and collaboration activities, difficulty in recruiting patients for these clinical trials, supply chain disruptions, the effect of the impact on employees, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's future financial condition, liquidity or results of operations is uncertain.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the condensed consolidated balance sheet as of December 31, 2019 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s consolidated financial statements. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future year.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 10, 2020.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company has taken into consideration any known COVID-19 impacts in its accounting estimates to date and is not aware of any additional specific events or circumstances that would require any additional updates to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and marketable securities. Substantially all of the Company’s cash is held by two financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. The primary focus of the Company’s investment strategy is to preserve capital and to meet liquidity requirements. The Company’s cash equivalents and marketable securities are managed by external managers within the guidelines of the Company’s investment policy. The Company’s investment policy addresses the level of credit exposure by limiting concentration in any one corporate issuer and establishing a minimum allowable credit rating. To manage its credit risk exposure, the Company maintains its portfolio of cash equivalents and marketable securities in fixed income securities denominated and payable in U.S. dollars. Permissible investments of fixed income securities include obligations of the U.S. government and its agencies, money market instruments including commercial paper and negotiable certificates of deposit, and highly rated corporate debt obligations and money market funds. As of the date of issuance of these condensed consolidated financial statements, the COVID-19 pandemic has not had a material impact on the Company’s credit exposure, and the extent to which the COVID-19 pandemic may materially impact the Company's future level of credit exposure is uncertain.

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

Cash as reported in the condensed consolidated statements of cash flows consists of (in thousands):

	June 30,
	2020	2019
Cash and cash equivalents	$146,242	$71,143
Restricted cash - current	10	10
Restricted cash - noncurrent	450	450
Cash balance in consolidated statements of cash flows	$146,702	$71,603

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

The Company has received orphan drug designation from the U.S. Food and Drug Administration (“FDA”) for its clinical asset PTG-300 for the treatment of polycythemia vera and beta-thalassemia and may qualify for a 25% U.S. Federal income tax credit on qualifying clinical study expenditures.

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

Recently Issued Accounting Pronouncements Not Yet Adopted as of June 30, 2020

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

Pursuant to the First Amendment, the Company will be eligible to receive clinical development, regulatory and sales milestones, if and as achieved, and/or payments relating to Janssen’s elections to maintain or expand its license rights. The next anticipated such payment is a $50.0 million payment based on Phase 2a clinical trial results, as follows:

●	Janssen can elect to advance PTG-200 into Phase 2b following receipt of the top line results of the CD Phase 2a clinical trial for PTG-200 by paying a $50.0 million maintenance fee (the “Amended First Opt-in Election”); or
●	Janssen would make a $50.0 million milestone payment following dosing of the third patient in first Phase 2b clinical trial for CD for a second-generation product.

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

Revenue Recognition

The Company concluded that the amended Janssen License and Collaboration Agreement continued to contain a single performance obligation including the development license; second-generation compound research services; Phase 1 development services for PTG-200 and potential second-generation compounds; the Company’s services associated with Phase 2 development for PTG-200 until Phase 2a; the Company’s services associated with Phase 2 development for a second-generation product until the dosing of the third patient in Phase 2b; and all other such services that the Company may perform at the request of Janssen to support the development of PTG-200, second-generation research services, or the development of a second-generation compound. The Company concluded that the Amended First Opt-in Election and the Amended Second Opt-in Election options are not considered to be material rights.

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

The Company concluded that the transaction price of the initial performance obligation under the Janssen License and Collaboration Agreement was $113.9 million as of June 30, 2020, an increase of $0.3 million from the transaction price of $113.6 million as of March 31, 2020. In order to determine the transaction price, the Company evaluated all payments to be received during the duration of the contract, net of Phase 2 development costs reimbursement expected to be payable to Janssen. The Company determined that the transaction price of the initial performance obligation as of June 30, 2020 includes the $50.0 million upfront payment, the $25.0 million payment received upon the effectiveness of the First Amendment, the $5.0 million payment triggered by the successful nomination of a second-generation compound, $18.4 million of reimbursement from Janssen for services performed for PTG-200 Phase 2 and for the initial year of second-generation compound research costs and other services, and $15.5 million of estimated variable consideration, which includes a $7.5 million milestone payment subject to the completion of a Phase 1 study for a second-generation compound. The Company evaluated whether the variable component of the transaction price should be constrained to ensure that a significant reversal of revenue recognized on a cumulative basis as of June 30, 2020 is not probable. The Company concluded that the variable consideration constraint does not further decrease the estimated transaction price as of June 30, 2020. The additional potential development, regulatory and sales milestone payments after the completion of Phase 2b activities that the Company would be eligible to receive are currently outside the contract term as defined for revenue recognition purposes and as such have been excluded from the transaction price. Janssen has also opted in for certain additional services to be performed by the Company that are outside the initial performance obligation, revenue is recognized as these services are delivered.

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

For the three and six months ended June 30, 2020, the Company recognized license and collaboration revenue of $5.7 million and $9.4 million, respectively, which was primarily related to the transaction price for the Janssen License and Collaboration Agreement recognized based on proportional performance. In addition, the Company recorded $0.5 million in revenue for the three and six months ended June 30, 2020 related to additional services provided by the Company under the Janssen Collaboration Agreement.

For the three months ended June 30, 2019, the Company recorded a $9.4 million cumulative catchup adjustment reducing license and collaboration revenue, partially offset by $1.2 million of license and collaboration revenue following the contract modification for the First Amendment. no revenue for additional services was recognized for the three and six months ended June 30, 2019. For the six months ended June 30, 2019, the Company recorded a $9.4 million cumulative catchup adjustment reducing license and collaboration revenue, partially offset $1.2 million of license and collaboration revenue following the contract modification for the First Amendment and $1.6 million of license and collaboration revenue recognized during the first quarter of 2019 under the original Janssen license and collaboration agreement.

The following tables present changes in the Company’s contract assets and liabilities during the periods presented (in thousands):

	Balance at			Balance at
	Beginning of			End of
Six Months Ended June 30, 2020	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$5,955	$4,202	$(7,160)	$2,997
Contract asset - related party	$800	$342	$(1,142)	$—
Contract liabilities:
Deferred revenue - related party	$41,530	$2,977	$(10,493)	$34,014
Payable to collaboration partner - related party	$1,262	$1,040	$(1,299)	$1,003

	Balance at			Balance at
	Beginning of			End of
Six Months Ended June 30, 2019	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$2,042	$29,881	$(27,034)	$4,889
Contract asset - related party	$2,545	$—	$(2,545)	$—
Contract liabilities:
Deferred revenue - related party	$8,223	$34,526	$(1,182)	$41,567
Payable to collaboration partner - related party	$1,061	$625	$(876)	$810

During the three and six months ended June 30, 2020, the Company recognized revenue of $2.1 million and $3.3 million, respectively, from amounts included in the deferred revenue contract liability balance at the beginning of each period. During the three and six months ended June 30, 2019, the Company recognized revenue of $1.6 million for each period from amounts included in the deferred revenue contract liability balance at the beginning of each period. None of the costs to obtain or fulfill the contract were capitalized.

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

The following table presents the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$139,027	$—	$—	$139,027
Commercial paper	—	14,538	—	14,538
Corporate debt securities	—	4,898	—	4,898
U.S. Treasury and agency securities	—	44,987	—	44,987
Total financial assets	$139,027	$64,423	$—	$203,450

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$12,964	$—	$—	$12,964
Commercial paper	—	44,282	—	44,282
Corporate debt securities	—	33,662	—	33,662
U.S. Treasury and agency securities	—	40,810	—	40,810
Total financial assets	$12,964	$118,754	$—	$131,718

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

Note 5. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following (in thousands):

	June 30, 2020
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$139,027	$—	$—	$139,027
Commercial paper	14,532	6	—	14,538
Corporate debt securities	4,893	5	—	4,898
U.S. Treasury and agency securities	44,980	8	(1)	44,987
Total cash equivalents and marketable securities	$203,432	$19	$(1)	$203,450
Classified as:
Cash equivalents				$141,027
Marketable securities				62,423
Total cash equivalents and marketable securities				$203,450

	December 31, 2019
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$12,964	$—	$—	$12,964
Commercial paper	44,284	2	(4)	44,282
Corporate debt securities	33,653	11	(2)	33,662
U.S. Treasury and agency securities	40,798	14	(2)	40,810
Total cash equivalents and marketable securities	$131,699	$27	$(8)	$131,718
Classified as:
Cash equivalents				$31,707
Marketable securities				100,011
Total cash equivalents and marketable securities				$131,718

All marketable securities held as of June 30, 2020 and December 31, 2019 had contractual maturities of less than one year. There were no material realized gains or realized losses on marketable securities for the periods presented. The Company has not experienced any material credit losses on its investments. The Company does not intend to sell its securities that are in an unrealized loss position, and it is unlikely that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be maturity. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis.

Note 6. Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued clinical and research related expenses	$9,424	$7,232
Accrued employee related expenses	2,808	4,637
Accrued professional service fees	649	301
Accrued interest payable	—	68
Other	36	122
Total accrued expenses and other payables	$12,917	$12,360

Note 7. Research Collaboration and License Agreement

In October 2013, the Company’s former collaboration partner decided to abandon a collaboration program with the Company and, pursuant to the terms of the agreement between the Company and the former collaboration partner, the Company elected to assume responsibility for the development and commercialization of the product. Upon the former collaboration partner’s abandonment, it assigned to the Company certain intellectual property that relates to the products arising from the collaboration. Milestone payments to collaboration partners are recorded as research and development expenses in the period that the expense is incurred. No research and development expense was recorded under this agreement for the three and six months ended June 30, 2020 and 2019.

Note 8. Government Programs

Research and Development Tax Incentive

During the three and six months ended June 30, 2020, the Company recognized AUD 0.2 million ($0.1 million) and AUD 0.4 million ($0.3 million), respectively, as a reduction of research and development expenses in connection with the research and development cash tax incentive from the ATO. During the three and six months ended June 30, 2019, the Company recognized AUD 2.4 million ($1.7 million) and AUD 1.8 million ($1.2 million), respectively, of research and development expense in connection with the research and development tax incentive from the ATO because the Company determined that it had exceeded the annual turnover limit to claim such amounts following the receipt of certain payments under the Janssen License and Collaboration Agreement. As of June 30, 2020, the research and development tax incentive receivable was AUD 0.4 million ($0.3 million). There was no research and development tax incentive receivable as of December 31, 2019.

Small Business Innovation Research (“SBIR”) Grants

The Company has received SBIR grants from the National Institutes of Health (“NIH”) in support of research aimed at its product candidates. The Company recognizes a reduction to research and development expenses when expenses related to the grants have been incurred and the grant funds become contractually due from NIH. The Company recorded $0.1 million and $0.3 million as a reduction of research and development expenses for the three and six months ended June 30, 2020, respectively. The Company recorded $0 and $0.1 million as a reduction of research and development expenses for the three and six months ended June 30, 2019, respectively. The Company recorded a receivable for $0.1 million and $0.3 million as of June 30, 2020 and December 31, 2019, respectively, to reflect the eligible costs incurred under the grants that are contractually due to the Company. This receivable is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Note 9. Debt

On October 30, 2019, the Company entered into a Credit and Security Agreement, dated as of October 30, 2019 (the “Closing Date”) by and among the Company, MidCap Financial Trust, as a lender, Silicon Valley Bank, as a lender, the other lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent (“Agent”) (the “Term Loan Credit Agreement”), which provides for a $50.0 million term loan facility. The Term Loan Credit Agreement provides for (i) on the Closing Date, $10.0 million aggregate principal amount of term loans, (ii) at the Company’s option, until December 31, 2020, an additional $20.0 million term loan facility subject to the satisfaction of certain conditions, including clinical milestone achievement, and (iii) at the Company’s option, until September 30, 2021, an additional $20.0 million term loan facility subject to the satisfaction of certain conditions, including clinical milestone achievement, (collectively, the “Term Loans”). The Company intends to use any proceeds from drawdowns on the Term Loans for general corporate purposes

The Term Loans are subject to an origination fee of 0.25% for each funded tranche under the Term Loan Credit Agreement and bear interest at an annual rate based on prime rate plus 2.91%, subject to a prime rate floor of 4.94%. The Company will make interest-only payments on the Term Loans outstanding during the initial 24 months, followed by 24 months of principal and interest payments. At the Company’s option, the Company may prepay the outstanding principal balance of the Term Loans in whole or in part, subject to a prepayment premium of 3.0% of any amount prepaid if the prepayment occurs through and including the first anniversary of the Closing Date, 2.0% of the amount prepaid if the prepayment occurs after the first anniversary of the closing date through and including the second anniversary of the closing date, and 1.0% of any amount prepaid after the second anniversary of the closing date and prior to October 1, 2023. An additional fee of 2.85% of the amount of Term Loans advanced by the Lenders will be due upon prepayment or repayment of the Term Loans.

The Term Loan Credit Agreement requires the Company to maintain cash and cash equivalents of at least 35% of the outstanding Term Loans at all times and is secured by a perfected security interest in all of the Company's assets except for intellectual property and certain other customary excluded property pursuant to the terms of the Term Loan Credit Agreement. The Term Loan Credit Agreement contains other covenants that limit the Company’s ability and the ability of its subsidiaries to perform certain actions, including obligations to not pay dividends and to maintain unrestricted cash balance above certain threshold, non-occurrence of material adverse change, non-occurrence of change of control and other customary affirmative and negative covenants. The violation of any provision of covenants will result in default for the Company. The Term Loan Credit Agreement includes a clause which allows lenders to accelerate repayment upon the occurrence of certain events of default. In June 2020, the Company prepaid the outstanding $10.0 million balance on the term loan as well as $0.6 million for related prepayment and exit fees. Accordingly, the company accelerated amortization of $0.1 million related to capitalized and unamortized debt issuance costs, which is included as part of the $0.6 million loss on early repayment of debt. As of June 30, 2020, the Company was in compliance with the debt covenants, no event of default occurred and the probability of occurrence of event of default was considered remote.

The Company’s long-term debt balance was as follows for the periods presented (dollars in thousands):

	Annual	June 30,	December 31,
	Interest Rate	2020	2019
Term loan (matures October 1, 2023)	7.85%	$--	$10,000
Debt issuance costs, net of amortization		--	(222)
Accrued final payment fee		--	16
Long-term debt, net		$--	$9,794

Note 10. Stockholders’ Equity

In September 2017, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (File No. 333-220314) that was declared effective as of October 5, 2017 and permits the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $200.0 million of its common stock, preferred stock and certain debt securities (the “2017 Form S-3”). Up to a maximum of $50.0 million of the maximum aggregate offering price of $200.0 million may be issued and sold pursuant to an ATM financing facility under a sales agreement (the “2017 Sales Agreement”). The 2017 Sales Agreement was terminated in 2019. The Company sold 921,684 shares of its common stock pursuant to the 2017 Sales Agreement during the three and six months ended June 30, 2019 for net proceeds of $10.5 million, after deducting issuance costs. As of June 30, 2020, $72.0 million of common stock remained available for sale under the 2017 Form S-3, which expires in October 2020.

In August 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which the Company sold an aggregate of 2,750,000 shares of its common stock at a price of $8.00 per share, for aggregate net proceeds of $21.7 million, after deducting offering expenses payable by the Company. In a concurrent private placement, the Company issued the Investors warrants to purchase an aggregate of 2,750,000 shares of its common stock (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant is exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $15.00 per share. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the Warrants may be exercisable on a “cashless”

basis. In connection with the issuance and sale of the common stock and Warrants, the Company granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. The common stock and warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and the net proceeds from the transaction were recorded as a credit to additional paid-in capital. As of June 30, 2020, none of the Warrants have been exercised.

In December 2018, the Company entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.00001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.00001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s  common stock, subject to certain exceptions. In accordance with Accounting Standards Codification Topic 505, Equity , the Company recorded the retirement of the common stock exchanged as a reduction of common stock shares outstanding and a corresponding debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants are classified as equity in accordance with ASC 480, and fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. During the second quarter of 2019, Exchange Warrants to purchase 600,000 shares were net exercised, resulting in the issuance of 599,997 shares of common stock. As of June 30, 2020, 400,000 of the Exchange Warrants remain unexercised

In October 2019, the Company filed a registration statement on Form S-3 (File No. 333-234414) that was declared effective as of November 22, 2019 and permits the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $250.0 million of its common stock, preferred stock, debt securities and warrants (the “2019 Form S-3”). Up to a maximum of $75.0 million of the maximum aggregate offering price of $250.0 million may be issued and sold pursuant to an ATM financing facility under a sales agreement entered into by the Company on November 27, 2019 (the “2019 Sales Agreement”). In May 2020, the Company completed an underwritten public offering of 7,000,000 shares of common stock at a public offering price of $14.00 per share, and issued an additional 1,050,000 shares of its common stock at a price of $14.00 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs paid by the Company, were $105.3 million. The Company sold 1,232,793 shares of its common stock pursuant to the 2019 Sales Agreement during the three and six months ended June 30, 2020 for net proceeds of $16.6 million, after deducting issuance costs. As of June 30, 2020, a total of $120.0 million of common stock remained available for sale under the 2019 Form S-3, $57.7 million of which remained available for sale under the ATM financing facility.

Note 11. Equity Plans

Equity Incentive Plan

In July 2016, the Company’s board of directors and stockholders approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) to replace the 2007 Stock Option Plan. The 2016 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2016 Plan expire no later than ten years from the date of grant. As of June 30, 2020, 655,250 shares were available for issuance under the 2016 Plan.

Inducement Plan

In May 2018, the Company’s board of directors approved the 2018 Inducement Plan, a non-stockholder approved stock plan, under which it reserved and authorized up to 750,000 shares of the Company’s common stock in order to award options and restricted stock unit awards to persons that were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company, within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. The 2018 Inducement Plan is administered by the board of directors or the Compensation Committee of the board, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2018 Inducement Plan expire no later than ten years from the date of grant. On February 18, 2020, the Compensation Committee of the board approved the amendment and restatement of the 2018 Inducement Plan (the “Amended and Restated Inducement Plan”) to provide for the reservation of an additional 500,000 shares of the Company’s common stock for issuance under the Amended and Restated Inducement Plan. As of June 30, 2020, 730,000 shares were available for issuance under the Amended and Restated Inducement Plan.

Stock Options

Stock option activity under the Company’s equity incentive and inducement plans is set forth below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life (years)	Value (1)
				(in millions)
Balances at December 31, 2019	3,681,521	$11.64	7.78
Options granted	1,141,600	8.51
Options exercised	(113,808)	5.52
Options forfeited	(171,327)	10.88
Balances at June 30, 2020	4,537,986	$11.04	7.90	$32.8
Options exercisable – June 30, 2020	2,383,602	$12.02	6.87	$16.0
Options vested and expected to vest – June 30, 2020	4,537,986	$11.04	7.90	$32.8
(1)	The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on June 30, 2020. The calculation excludes options with an exercise price higher than the closing price of the Company’s common stock on June 30, 2020.

During the six months ended June 30, 2020, the estimated weighted-average grant-date fair value of common stock underlying options granted to employees was $5.46 per share.

Stock Options Valuation Assumptions

The fair value of employee stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected term (in years)	5.50 - 6.08	5.50 - 6.08	5.27 - 6.08	5.50 - 6.08
Expected volatility	74.3% - 74.5%	62.0% - 62.7%	72.1% - 74.5%	62.0% - 62.7%
Risk-free interest rate	0.39% - 0.42%	1.88% - 2.20%	0.39% - 1.44%	1.88% - 2.58%
Dividend yield	—	—	—	—

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

Restricted Stock Units

Restricted stock unit activity under the Company’s equity incentive plans is set forth below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2019	278,482	$10.08
Granted	142,000	7.80
Vested	(131,147)	9.52
Forfeited	(26,727)	8.97
Unvested at June 30, 2020	262,608	$9.24

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“2016 ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period. During the six months ended June 30, 2020, a total of 56,742 shares of common stock were issued under the 2016 ESPP, and 793,427 shares remain available for issuance.

Stock-Based Compensation

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$1,026	$977	$2,092	$2,100
General and administrative	970	1,036	1,952	1,892
Total stock-based compensation expense	$1,996	$2,013	$4,044	$3,992

As of June 30, 2020, total unrecognized stock-based compensation expense was approximately $14.7 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years.

Note 12. Income Taxes

The Company recorded income tax expense of $1.1 million and $1.3 million for the three and six months ending June 30, 2020, respectively, representing an effective income tax rate of 6.2% and 3.4%, respectively. The Company recorded income tax benefit of $1.6 million and $1.4 million for the three and six months ending June 30, 2019, respectively, representing an effective income tax rate of (5.3)% and (3.2)%, respectively. Income tax expense for all periods presented was primarily related to foreign income tax. During the second quarter of 2020, the Company’s Australia subsidiary sold beneficial rights to discovery intellectual property to its U.S. entity, and the U.S. entity reimbursed the Australia subsidiary for certain direct development costs. Upon completion of the sale, the Company analyzed tax planning strategies and future income and concluded that a valuation allowance is necessary for its Australia subsidiary. Income tax expense for the three and six months ended June 30, 2020 reflects this sale of intellectual property rights, cost reimbursements and related adjustments to the deferred tax asset, establishing a valuation allowance and certain uncertain tax position liabilities. Income tax benefit for the three and six months ended June 30, 2019 included a discrete tax benefit of approximately $1.1 million for the 2017 Australia refundable research and development tax offset. The Company’s effective income tax rate for all periods presented differs from the Company’s federal statutory rate of 21%, primarily because its U.S. loss cannot be benefited due to the full valuation allowance position and reduced by foreign taxes.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 pandemic. GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of the annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, technical corrections on net operating loss carryforwards for fiscal year taxpayers and allows accelerated deduction qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined that there is no material impact to the income tax provision for the three and six months ended June 30, 2020.

On June 29, 2020, California Assembly Bill 85 was signed into law. The legislation suspends the California net operating loss deductions for 2020, 2021, and 2022 for certain taxpayers and imposes a limitation of certain California tax credits for 2020, 2021, and 2022. The legislation disallows the use of California net operating loss deductions if the taxpayer recognizes business income and its adjusted gross income is greater than $1,000,000. The carryover periods for net operating loss deductions disallowed by this provision will be extended. Additionally, any business credit will only offset a maximum of $5,000,000 of California tax. Given the Company’s expected loss position in the current year, the new legislation will not impact the current year provision. The Company will continue to monitor possible California net operating loss and credit limitations in future periods.

Note 13. Net Loss per Share

As the Company had net losses for the three and six months ended June 30, 2020 and 2019, respectively, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(19,421)	$(29,174)	$(39,501)	$(43,277)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	32,799,691	24,662,779	30,251,805	24,481,186
Net loss per shares, basic and diluted	$(0.59)	(1.18)	$(1.31)	$(1.77)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share computations for the periods presented because their inclusion would be anti-dilutive:

	June 30,
	2020	2019
Options to purchase common stock	4,537,986	3,780,445
Common stock warrants	2,750,000	2,750,000
Restricted stock units	262,608	368,571
ESPP shares	38,218	36,999
Total	7,588,812	6,936,015

Note 14. Restructuring

On May 7, 2020, the Company approved a limited reduction in force plan affecting approximately 12% of the Company’s employee base and informed the affected employees. The reduction-in-force plan was completed by the end of the second quarter of 2020. Total cash expenditures for the reduction in force plan were $0.3 million, substantially all of which were related to employee severance and benefits costs.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this quarterly report (this “Quarterly Report”) on Form 10-Q and with our Audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2020.

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

Our Product Pipeline

Our most advanced clinical asset, PTG-300, is an injectable hepcidin mimetic in development for the potential treatment of erythrocytosis, iron overload and other blood disorders. Hepcidin is a key hormone in regulating iron equilibrium and is critical to the proper development of red blood cells. PTG-300 mimics the effect of the natural hormone hepcidin, but with greater potency, solubility and stability. We initiated a Phase 2 study in polycythemia vera (“PV”) in the third quarter of 2019 and a Phase 2 study in hereditary hemochromatosis (“HH”) in January 2020. Preliminary and early results from our initial Phase 2 PV efficacy data from a small number of patients demonstrates the ability of PTG-300 to eliminate the need for phlebotomy by controlling hematocrit levels below 45% on an individual patient basis. PTG-300 has a unique mechanism of action in the potential treatment of PV, which allows it to decrease and maintain hematocrit levels within the range of recommended clinical guidelines without causing the iron deficiency that may occur with frequent phlebotomy. We have announced the selection of PV as our first indication for a potential pivotal study to begin in 2021. In June 2020, the U.S. Food and Drug Administration granted orphan drug designation for PTG-300 for the treatment of PV. We are discontinuing development of PTG-300 for beta-thalassemia and myelodysplastic syndromes and will redirect the majority of our PTG-300 efforts to the PV indication, while also continuing our exploration of PTG-300 in HH.

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

PTG-200 (also referenced as JNJ-67864238) is an orally delivered gut-restricted Interleukin-23 receptor (“IL-23R”) antagonist for the treatment of IBD. In May 2017, we entered into a worldwide license and collaboration agreement with Janssen Biotech, Inc. (“Janssen”), a Johnson & Johnson company, to co-develop and co-detail PTG-200 and certain related compounds for all indications, including IBD. The agreement with Janssen was amended in May 2019 to expand the collaboration by supporting efforts towards second-generation IL-23R antagonists, triggering a

$25.0 million milestone payment to us. In January 2020, as part of the expanded research collaboration, we announced the identification and nomination of an orally delivered, gut-restricted IL-23R antagonist peptide as a second-generation development candidate, triggering a $5.0 million milestone payment to us. See Note 3 to the condensed consolidated financial statements included elsewhere in this report for additional information. Janssen initiated a global Phase 2 clinical study for PTG-200 in moderate-to-severe Crohn’s disease in the fourth quarter of 2019. Because of the COVID-19 pandemic, we have suspended guidance on a timeline for study completion. Joint research efforts are underway to identify second-generation oral IL-23 receptor antagonists for multiple indications.

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

Impact of COVID-19 on Our Business

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. We are continuing to closely monitor the impact of the COVID-19 pandemic on our business and have taken and continue to take proactive efforts to protect the health and safety of our patients, clinical research staff and employees, and to maintain business continuity. The extent of the impact of the COVID-19 pandemic on our activities is highly uncertain and difficult to predict, as the pandemic and the response to the pandemic continue to rapidly evolve. Capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and the pandemic has contributed to a global economic recession. Such economic disruption could have a material adverse effect on our business. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.

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

Operations

We have incurred net losses in each year since inception and we do not anticipate achieving sustained profitability in the foreseeable future. Our net loss was $19.4 million and $39.5 million for the three and six months ended June 30, 2020, respectively. Our net loss was $29.2 million and $43.3 million for the three and six months ended

June 30, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $257.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development, including clinical development activities under our worldwide license and collaboration agreement with Janssen, and, as a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approval for, our product candidates.

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

Use of Estimates

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We have taken into consideration any known COVD-19 impacts in our accounting estimates to date and are not aware of any additional specific events or circumstances that would require any additional updates to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

There have been no other material changes in our critical accounting policies during the three and six months ended June 30, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 10, 2020.

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

Research and development expenses consist primarily of the following:

●	expenses incurred under agreements with clinical study sites that conduct research and development activities on our behalf;
●	employee-related expenses, which include salaries, benefits and stock-based compensation;
●	laboratory vendor expenses related to the preparation and conduct of pre-clinical, non-clinical, and clinical studies;
●	costs related to production of clinical supplies and non-clinical materials, including fees paid to contract manufacturers;
●	license fees and milestone payments under license and collaboration agreements; and
●	facilities and other allocated expenses, which include expenses for rent and maintenance of facilities, information technology, depreciation and amortization expense and other supplies.

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

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)
Clinical and development expense — PN-943	$7,002	$6,032	$14,020	$10,240
Clinical and development expense — PTG-300	7,753	8,063	14,559	13,816
Clinical and development expense — PTG-200	40	2,774	925	3,853
Clinical and development expense — PTG-100	12	280	193	935
Pre-clinical and drug discovery research expense	5,633	891	9,916	2,270
Grants and incentives (reimbursement) expense, net	(183)	1,315	(588)	685
Total research and development expenses	$20,257	$19,355	$39,025	$31,799

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

Loss on Early Repayment of Debt

Loss on early repayment of debt consists of prepayment and final payment fees paid upon the early repayment of our long-term debt.

Other Income (Expense), Net

Other income (expense), net consists primarily of amounts related to foreign exchange gains and losses and related items.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

	Three Months Ended
	June 30,		Dollar	%
	2020	2019	Change	Change

	(Dollars in thousands)
License and collaboration revenue - related party	$6,217	$(8,189)	$14,406	176
Operating expenses:
Research and development (1)	20,257	19,355	902	5
General and administrative (2)	4,177	3,863	314	8
Total operating expenses	24,434	23,218	1,216	5
Loss from operations	(18,217)	(31,407)	13,190	(42)
Interest income	207	641	(434)	(68)
Interest expense	(209)	—	(209)	100
Loss on early repayment of debt	(585)	—	(585)	100
Other income (expense), net	512	(37)	549	1,484
Loss before income tax (expense) benefit	(18,292)	(30,803)	12,511	(41)
Income tax (expense) benefit	(1,129)	1,629	(2,758)	(169)
Net loss	$(19,421)	$(29,174)	$9,753	(33)
(1)	Includes $1.0 million of non-cash stock-based compensation expense for both the three months ended June 30, 2020 and 2019.
(2)	Includes $1.0 million of non-cash stock-based compensation expense for both the three months ended June 30, 2020 and 2019.

License and Collaboration Revenue

License and collaboration revenue increased $14.4 million, or 176%, from ($8.2) million for the three months ended June 30, 2019 to $6.2 million for the three months ended June 30, 2020. The increase in license and collaboration revenue was primarily due to the previously reported 2019 one-time cumulative adjustment related to the application of revenue recognition principles following the May 2019 amendment of the Janssen License and Collaboration agreement that had reduced revenue by $9.4 million for the three months ended June 30, 2019. The contract modification resulted in an increase in the transaction price and additional deliverables under the initial performance obligation, leading to an overall corresponding decrease in the cumulative percentage of completion of our performance obligation for the Janssen License and Collaboration Agreement during the second quarter of 2019. In addition, revenue increased during the second quarter of 2020 due to an increase in services provided under the initial performance obligation, as well as additional services performed outside of the initial performance obligation.

We concluded that the transaction price of the initial performance obligation under the Janssen License and Collaboration Agreement was $113.9 million as of June 30, 2020, an increase of $0.3 million from the transaction price of $113.6 million as of March 31, 2020. In order to determine the transaction price, we evaluated all payments expected to be received during the duration of the contract, net of Phase 2 development costs reimbursement expected to be payable to Janssen. We determined that the transaction price of the initial performance obligation includes the $50.0 million upfront payment, the $25.0 million payment received upon the effectiveness of the First Amendment, the $5.0 million payment triggered by the successful nomination of a second-generation compound, $18.4 million of reimbursement from Janssen for services performed for PTG-200 Phase 2 and for the initial year of second-generation compound research costs and other services, and $15.5 million of estimated variable consideration, which includes a $7.5 million milestone payment subject to the completion of a Phase 1 study for a second-generation compound. The increase in transaction price from March 31, 2020 to June 30, 2020 was due primarily to an increase in variable consideration related to additional expected services to be delivered. We re-evaluate the transaction price each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Research and Development Expenses

Research and development expenses increased $0.9 million, or 5%, from $19.4 million for the three months ended June 30, 2019 to $20.3 million for the three months ended June 30, 2020. The increase was primarily due to an increase of $4.7 million in pre-clinical and discovery research expense, including costs related to our second generation research collaboration efforts with Janssen, and an increase of $1.0 million in PN-943 clinical trial and development costs including Phase 2 trial costs. These increases were partially offset by a decrease of $2.7 million in costs related to PTG-200 where Janssen is responsible for 80% of Phase 2 development costs, a $1.5 million increase in grant and incentive reimbursements, and a decrease of $0.3 million in PTG-300 clinical trial and development costs due primarily to the discontinuation of PTG-300 activities for beta-thalassemia.

General and Administrative Expenses

General and administrative expenses increased $0.3 million, or 8%, from $3.9 million for the three months ended June 30, 2019 to $4.2 million for the three months ended June 30, 2020 primarily due to increases of $0.3 million in insurance costs and $0.2 million in salaries expense to support the growth of our operations, partially offset by a $0.1 million decrease in employee-related costs and other expenses.

Interest Income

Interest income decreased $0.4 million, or 68%, from $0.6 million for the three months ended June 30, 2019 to $0.2 million for the three months ended June 30, 2020. This decrease was due primarily to the declining interest rate environment and a change in the mix of marketable securities compared to the prior year period, despite higher interest-earning asset balances held during the latter part of the second quarter of 2020 from the investment of funds from our May 2020 public offering and ATM sales.

Interest Expense

Interest expense of $0.2 million for the three months ended June 30, 2020 reflects contractual interest, amortization of origination fees and other issuance costs, and accretion of final payment fees on our term loan that funded in October 2019 and was repaid in full in June 2020. We had no debt outstanding during the three months ended June 30, 2019.

Loss on Early Repayment of Debt

Loss on early repayment of debt of $0.6 million for the three months ended June 30, 2020 reflects prepayment and final payment fees paid in connection with the repayment of our term loan that was funded in October 2019 and was repaid in full in June 2020. We had no debt outstanding during the three months ended June 30, 2019.

Other Income (Expense), Net

Other income (expense), net of $0.5 million for the three months ended June 30, 2020 reflects a foreign currency revaluation gain.

Income Tax Expense

Income tax expense increased $2.8 million, or 169%, from a tax benefit of $1.6 million for the three months ended June 30, 2019 to income tax expense of $1.1 million for the three months ended June 30, 2020. Our effective income tax rate was 6.2% for the three months ended June 30, 2020 as compared to (5.3)% for the three months ended June 30, 2019. During the second quarter of 2020, our Australia subsidiary sold beneficial rights to discovery intellectual property to our U.S. entity, and the U.S. entity reimbursed the Australia subsidiary for certain direct development costs. Upon completion of the sale, we analyzed tax planning strategies and future income and concluded that a valuation allowance is necessary for our Australia subsidiary. Income tax expense for the three and six months ended June 30, 2020 reflects this sale of intellectual property rights, cost reimbursements and related adjustments to the deferred tax asset, establishing valuation allowance and certain uncertain tax position liabilities. Income tax benefit for the three months ended June 30, 2019 included a discrete tax benefit of approximately $1.1 million for the 2017 Australia refundable R&D tax offset.

Comparison of the Six Months Ended June 30, 2020 and 2019

	Six Months Ended
	June 30,		Dollar	%
	2020	2019	Change	Change

	(Dollars in thousands)
License and collaboration revenue - related party	$9,864	$(6,629)	$16,493	249
Operating expenses:
Research and development (1)	39,025	31,799	7,226	23
General and administrative (2)	8,753	7,627	1,126	15
Total operating expenses	47,778	39,426	8,352	21
Loss from operations	(37,914)	(46,055)	8,141	(18)
Interest income	733	1,372	(639)	(47)
Interest expense	(452)	—	(452)	100
Loss on early repayment of debt	(585)	—	(585)	100
Other income (expense), net	22	(39)	61	156
Loss before income tax (expense) benefit	(38,196)	(44,722)	6,526	(15)
Income tax (expense) benefit	(1,305)	1,445	(2,750)	(190)
Net loss	$(39,501)	$(43,277)	$3,776	(9)
(1)	Includes $2.1 million and $1.0 million of non-cash stock-based compensation expense for the six months ended June 30, 2020 and 2019, respectively.

(2)	Includes $2.0 million and $1.0 million of non-cash stock-based compensation expense for the six months ended June 30, 2020 and 2019, respectively.

License and Collaboration Revenue

License and collaboration revenue increased $16.5 million, or 249%, from ($6.6) million for the six months ended June 30, 2019 to $9.9 million for the six months ended June 30, 2020. The increase in license and collaboration revenue was primarily due to the previously reported 2019 one-time cumulative adjustment related to the application of revenue recognition principles following the May 2019 amendment of the Janssen License and Collaboration agreement that had reduced revenue by $9.4 million for the six months ended June 30, 2019. he contract modification resulted in an increase in the transaction price and additional deliverables under the initial performance obligation, leading to an overall corresponding decrease in the cumulative in percentage of completion of our performance obligation for the Janssen License and Collaboration Agreement during the second quarter of 2019. In addition, revenue increased during the six months ended June 30, 2020 due to an increase in services provided under the initial performance obligation, as well as additional services performed outside of the initial performance obligation.

We concluded that the transaction price of the initial performance obligation under the Janssen License and Collaboration Agreement was $113.9 million as of June 30, 2020, an increase of $1.0 million from the transaction price of $112.9 million as of December 31, 2019. In order to determine the transaction price, we evaluated all payments expected to be received during the duration of the contract, net of Phase 2 development costs reimbursement expected to be payable to Janssen. We determined that the transaction price of the initial performance obligation includes the $50.0 million upfront payment, the $25.0 million payment received upon the effectiveness of the First Amendment, the $5.0 million payment triggered by the successful nomination of a second-generation compound, $18.4 million of reimbursement from Janssen for services performed for PTG-200 Phase 2 and for the initial year of second-generation compound research costs and other services, and $15.5 million of estimated variable consideration, which includes a $7.5 million milestone payment subject to the completion of a Phase 1 study for a second-generation compound. The increase in transaction price from December 31, 2019 to June 30, 2020 was due primarily to an increase in variable consideration related to additional expected services to be delivered. We re-evaluate the transaction price each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Research and Development Expenses

Research and development expenses increased $7.2 million, or 23%, from $31.8 million for the six months ended June 30, 2019 to $39.0 million for the six months ended June 30, 2020. The increase was primarily due to an increase of $7.6 million in pre-clinical and discovery research expense, including costs related to our second generation research collaboration efforts with Janssen, an increase of $3.7 million in PN-943 clinical trial and development costs including Phase 2 trial costs, and an increase of $0.7 million in PTG-300 clinical trial and development costs. These increases were partially offset by a decrease of $2.9 million in costs related to PTG-200 where Jansen is responsible for 80% of Phase 2 development costs, a $1.3 million increase in grant and incentive reimbursements and a decrease of $0.7 million in PTG-100 clinical trial and development costs as we moved our development efforts to PN-943, our more potent backup compound to PTG-100.

General and Administrative Expenses

General and administrative expenses increased $1.1 million, or 15%, from $7.6 million for the six months ended June 30, 2019 to $8.8 million for the six months ended June 30, 2020 primarily due to increases of $0.5 million in insurance costs, $0.4 million in salaries expense to support the growth of our operations and $0.2 million in legal fees and other expenses.

Interest Income

Interest income decreased $0.6 million, or 47%, from $1.4 million for the six months ended June 30, 2019 to $0.7 million for the six months ended June 30, 2020. This decrease was due primarily to the declining interest rate environment and a change in the mix of marketable securities compared to the prior year period, despite higher interest-

earning asset balances held during the latter part of the second quarter of 2020 from the investment of funds from our May 2020 public offering and ATM sales.

Interest Expense

Interest expense of $0.5 million for the six months ended June 30, 2020 reflects contractual interest, amortization of origination fees and other issuance costs, and accretion of final payment fees on our term loan that funded in October 2019 and was repaid in full in June 2020. We had no debt outstanding during the six months ended June 30, 2019.

Loss on Early Repayment of Debt

Loss on early repayment of debt of $0.6 million for the six months ended June 30, 2020 reflects prepayment and final payment fees paid incurred in connection with the repayment of our term loan that was funded in October 2019 and was repaid in full in June 2020. We had no debt outstanding during the six months ended June 30, 2019.

Income Tax Expense

Income tax expense increased $2.8 million, or 190%, from an income tax benefit of $1.4 million for the six months ended June 30, 2019 to income tax expense of $1.3 million for the six months ended June 30, 2020. Our effective interest rate was 3.4% for the six months ended June 30, 2020 as compared to (5.3)% for the six months ended June 30, 2019. During the second quarter of 2020, our Australia subsidiary sold beneficial rights to discovery intellectual property to our U.S. entity, and the U.S. entity reimbursed the Australia subsidiary for certain direct development costs. Upon completion of the sale, we analyzed tax planning strategies and future income and concluded that a valuation allowance is necessary for our Australia subsidiary. Income tax expense for the three and six months ended June 30, 2020 reflects this sale of intellectual property rights, cost reimbursements and related adjustments to the deferred tax asset, establishing a valuation allowance and certain uncertain tax position liabilities. Income tax benefit for the six months ended June 30, 2019 included a discrete tax benefit of approximately $1.1 million for the 2017 Australia refundable R&D tax offset.

Liquidity and Capital Resources

As of June 30, 2020, we had $208.7 million of cash, cash equivalents and marketable securities and an accumulated deficit of $257.2 million. Our operations have been financed by net proceeds from the sale of shares of our common stock, payments under the Janssen License and Collaboration Agreement and proceeds from our long-term debt. During the third quarter of 2017 we received a non-refundable, upfront payment of $50.0 million from Janssen. During the second quarter of 2019, we received a nonrefundable $25.0 million payment from Janssen upon execution of the First Amendment. During the first quarter of 2020, we received a nonrefundable $5.0 million payment from Janssen.

In 2017, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (File No. 333-220314) that was declared effective as of October 5, 2017 and permits the offering, issuance, and sale by us of up to a maximum aggregate offering price of $200.0 million of our common stock, preferred stock and certain debt securities (the “2017 Form S-3”). Up to a maximum of $50.0 million of the maximum aggregate offering price of $200.0 million may be issued and sold pursuant to an ATM financing facility under a sales agreement (the “2017 Sales Agreement”). The 2017 Sales Agreement was terminated in 2019. We sold 921,684 shares of our common stock pursuant to the 2017 Sales Agreement during the three and six months ended June 30, 2019 for net proceeds of $10.5 million, after deducting issuance costs. No shares of common stock were sold under the 2017 Sales Agreement during the three months ended March 31, 2019. As of June 30, 2020, $72.0 million of common stock remained available for sale under the 2017 Form S-3, which expires in October 2020.

In August 2018, we entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which we sold an aggregate of 2,750,000 shares of our common stock at a price of $8.00 per share, for aggregate net proceeds of $21.7 million, after deducting offering expenses payable by us. In a concurrent private placement, we issued the Investors warrants to purchase an aggregate of 2,750,000 shares of our common stock (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant is exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of our common stock have an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of our common stock have an exercise price of $15.00 per share. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the Warrants may be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, we granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. The common stock and Warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and the net proceeds from the transaction were recorded as a credit to additional paid-in capital. As of June 30, 2020, none of the Warrants have been exercised.

In December 2018, we entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which we exchanged an aggregate of 1,000,000 shares of our common stock, par value $0.00001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.00001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of our common stock, subject to certain exceptions. In accordance with Accounting Standards Codification Topic 505, Equity , we recorded the retirement of the common stock exchanged as a reduction of common stock shares outstanding and a corresponding debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants are classified as equity in accordance with ASC 480, and fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. We determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. During second quarter of 2019, Exchange Warrants to purchase 600,000 shares were net exercised, resulting in the issuance of 599,997 shares of common stock. As of June 30, 2020, 400,000 of the Exchange Warrants remain unexercised.

In October 2019, we filed a registration statement on Form S-3 (File no. 333-234414) that was declared effective as of November 22, 2019 and permits the offering, issuance, and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities and warrants (the “2019 Form S-3”). Up to a maximum of $75.0 million of the maximum aggregate offering price of $250.0 million may be issued and sold pursuant to an ATM financing facility under a sales agreement we entered into on November 27, 2019 (the “2019 Sales Agreement”). In May 2020, we completed an underwritten public offering of 7,000,000 shares of common stock at a public offering price of $14.00 per share, and issued an additional 1,050,000 shares of our common stock at a price of $14.00 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs paid by us, were $105.3 million. We sold 1,232,793 shares of common stock pursuant to the 2019 Sales Agreement during the three and six months ended June 30, 2020 for net proceeds of $16.6 million, after deducting issuance costs. As of June 30, 2020, a total of $120.0 million of common stock remained available for sale under the 2019 Form S-3, $57.7 million of which remained available for sale under the ATM financing facility.

In October 2019, we entered into a credit and security agreement pursuant to which the lenders party thereto agreed to make term loans available to us for working capital and general business purposes, in a principal amount of up to $50.0 million, including a $10.0 million term loan which was funded at closing (October 30, 2019), with the ability to access the remaining $40.0 million in two additional tranches of $20.0 million, subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions. During June 2020, the Company prepaid the outstanding $10.0 million balance on the term loan as well as $0.6 million for related prepayment and final payment fees. Additional information about this credit facility and our long-term debt is presented in Note 9 to the condensed consolidated financial statements included elsewhere in this report.

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

We believe, based on our current operating plan and expected expenditures, that our existing cash, cash equivalents and marketable securities and access to our debt facility will be sufficient to meet our anticipated operating and capital expenditure requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. If our planned pre-clinical and clinical trials are successful, or our other product candidates enter clinical trials or advance beyond the discovery stage, we will need to raise additional capital as well as seek additional collaborative or other arrangements with corporate sources in order to further advance our product candidates towards potential regulatory approval. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing, but such financing may not be available at terms acceptable to us, if at all. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

●	the progress, timing, scope, results and costs of our pre-clinical studies and clinical trials for our product candidates, including the ability to enroll patients in a timely manner for our clinical trials;
●	the costs of and ability to obtain clinical and commercial supplies and any other product candidates we may identify and develop;
●	our ability to successfully commercialize the product candidates we may identify and develop;
●	the selling and marketing costs associated with our current product candidates and any other product candidates we may identify and develop, including the cost and timing of expanding our sales and marketing capabilities;
●	the achievement of development, regulatory and sales milestones resulting in payments to us from Janssen under the Janssen License and Collaboration Agreement, and the timing of receipt of such payments, if any;
●	the timing, receipt and amount of royalties under the Janssen License and Collaboration Agreement on worldwide net sales of PTG-200, including any second-generation compounds, upon regulatory approval or clearance, if any;
●	the amount and timing of sales and other revenues from our current product candidates and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;
●	the cash requirements of any future acquisitions or discovery of product candidates;
●	additional costs or delays we may incur related to the ongoing COVID-19 pandemic;
●	the time and cost necessary to respond to technological and market developments;
●	the extent to which we may acquire or in-license other product candidates and technologies;

●	costs necessary to attract, hire and retain qualified personnel;
●	the costs of maintaining, expanding and protecting our intellectual property portfolio; and
●	the costs of ongoing general and administrative activities to support the growth or our business.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019

	(In thousands)
Cash used in operating activities	$(37,330)	$(12,992)
Cash used in investing activities	37,559	(9,117)
Cash provided by financing activities	112,976	11,020

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2020 was $37.3 million, consisting of our net loss of $39.5 million and a net change of $5.0 million in net operating assets, partially offset by $7.1 million in non-cash charges. Non-cash charges were primarily comprised of $4.0 million of stock-based compensation, a $1.4 million change in net deferred tax asset, $0.9 million of operating lease ROU asset amortization, a $0.6 million loss on early prepayment of long-term debt and $0.4 million of depreciation and amortization., partially offset by $0.2 million of net accretion of discount on marketable securities. The change in net operating assets and liabilities was primarily due to a decrease of $7.5 million in deferred revenue related to the Janssen License and Collaboration Agreement, a $1.0 million decrease in operating lease liability, a $0.3 million increase in Australia research and development incentive receivable, a $0.3 million decrease in payable to collaboration partner and a $0.3 million increase in prepaid expenses and other assets, partially offset by a decrease of $3.8 million in receivable from collaboration partner and an increase of $0.4 million in accrued expenses and other payables.

Cash used in operating activities for the six months ended June 30, 2019 was $13.0 million, consisting of our net loss of $43.2 million, partially offset by a net change of $26.7 million in net operating assets and non-cash charges of $3.6 million. The change in net operating assets and liabilities was due primarily to a net increase of $33.3 million in deferred revenue related to the Janssen License and Collaboration Agreement, partially offset by a decrease of $3.0 million in accounts payable, an increase of $1.8 million in prepaid expenses and other current assets, a decrease of $0.9 million in operating lease liability, an increase of $0.3 million in receivable from collaboration partner,  a decrease of $0.3 million in accrued expenses and other payables,  and a decrease of $0.3 million in payable to collaboration partner. Non-cash charges were primarily comprised of $4.0 million of stock-based compensation, $0.9 million of operating lease ROU asset amortization and $0.3 million of depreciation and amortization, partially offset by $1.4 million of deferred tax benefit and $0.2 million of net accretion of discount on marketable securities.

Cash Flows from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2020 was $37.6 million, consisting of proceeds from maturities of marketable securities of $104.6 million, partially offset by purchases of marketable securities of $66.8 million and purchases of property and equipment of $0.3 million.

Cash used in investing activities for the six months ended June 30, 2019 was $9.1 million, consisting of purchases of marketable securities of $52.4 million and purchases of property and equipment of $1.1 million, partially offset by proceeds from maturities of available for sale securities of $44.4 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2020 was $113.0 million, consisting primarily of cash proceeds from our public offering of common stock of $105.7 million, cash proceeds from ATM sales of $16.8 million, and proceeds from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan of $1.0 million, partially offset by early repayment of long-term debt of $10.5 million.

Cash provided by financing activities for the six months ended June 30, 2019 was $11.0 million, consisting of $10.5 million of net proceeds from the sale of common stock under our ATM facility, and $0.5 million of net proceeds from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan.

Contractual Obligations and Other Commitments

During the three months ended June 30, 2020, with the exception of early repayment of debt, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 10, 2020.

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

We had $208.7 million and $133.0 million in cash, cash equivalents and marketable securities at June 30, 2020 and December 31, 2019, respectively. Cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Marketable securities consist of corporate bonds, commercial paper and government bonds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. Based on our interest rate sensitivity analysis, an immediate 1% increase in interest rates would increase our net interest income by approximately $1.9 million, while an immediate 1% decrease in interest rates would decrease our net interest income by approximately $0.4 million.

Approximately $2.9 million and $0.6 million of our cash balance was located in Australia at June 30, 2020 and December 31, 2019, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on our results of operations.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic could adversely impact our business including our ongoing and planned clinical trials and preclinical and discovery research.

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. Since then, the virus has spread to numerous other countries, including the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. The extent to which the COVID-19 pandemic impacts our business will continue to depend on future developments, which are highly uncertain and cannot be predicted, such as the ultimate geographic spread of the disease, the duration of the outbreak, the development of a vaccine or other treatments, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain, ameliorate the impact of and treat the disease and to address its impact, including on financial markets or otherwise. Countries and territories, including the United States, are in varying stages of restrictions and re-openings to address the COVID-19 pandemic. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. As the COVID-19 pandemic continues to spread around the globe, we could experience disruptions that could severely impact our business, current and planned clinical trials and preclinical and discovery research, including:

●	delays or difficulties in enrolling patients in our ongoing clinical trials and our future clinical trials;
●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;
●	limitations in resources, including our employees, that would otherwise be focused on the conduct of our business or our current or planned clinical trials or preclinical research, including because of sickness, the desire to avoid contact with large groups of people or restrictions on movement or access to our facility as a result of government-imposed “shelter in place” or similar working restrictions;
●	interruptions or delays in the operations of the U.S. Food and Drug Administration (“FDA”) or other regulatory authorities, which may impact review and approval timelines;
●	delays in receiving the supplies, materials and services needed to conduct clinical trials and preclinical research;
●	changes in regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs or require us to discontinue the clinical trial altogether;
●	interruptions or delays to our development pipeline; and
●	delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or furlough of government or contractor personnel.

In addition in March 2020, the health officers of six San Francisco Bay Area counties, including Alameda County where our headquarters are located, issued a “shelter-in-place” order, effective March 17, 2020, and on March 19, 2020, the Governor of California, the State Public Health Officer and Director of the California Department of Public Health, ordered all individuals in the State of California to stay home or at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. As a result of such county and California state orders, the majority of our employees are currently telecommuting, which may impact certain of our operations over the near term and long term. Following updated guidance issued by federal, state and local authorities, our laboratory facilities remain open for research activities that cannot be conducted remotely, with heightened safety measures designed to minimize occupational exposure and reduce transmission of COVID-19 within our workplace. Although our laboratory facilities remain open on this basis under these heightened safety measures, we may be forced to, or determine that we should, resume a more restrictive remote work model, whether as a result of spikes or surges in COVID-19 infection, positivity or hospitalization rates or otherwise. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Further, as a result of the COVID-19 pandemic, the extent and length of which is uncertain, we may be required to develop and implement additional clinical study policies and procedures designed to help protect study participants from the COVID-19 virus, which may include using telemedicine visits, remote monitoring of patients and clinical sites, and measures to ensure that data from clinical studies that may be disrupted as result of the pandemic are collected pursuant to the study protocol and consistent with good clinical practices (GCPs), with any material protocol deviation reviewed and approved by the site Institutional Review Board (IRB). Patients who may miss scheduled appointments, any interruption in study drug supply, or other consequence that may result in incomplete data being generated during a study as a result of the pandemic must be adequately documented and justified. For example, on March 18, 2020, the FDA issued a guidance on conducting clinical trials during the pandemic, which describe a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of the COVID-19 pandemic; a list of all study participants affected by the COVID-19-pandemic related study disruption by unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study.

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

We expect that our financial condition and operating results will fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control, including, but not limited to:

●	the clinical outcomes from the continued development of our product candidates;

●	our ability to obtain, as well as the timeliness of obtaining, additional funding to develop and potentially manufacture and commercialize our product candidates, including payments, if any, under our collaboration agreements;
●	competition from existing products as well as new products that may receive marketing approval;
●	the entry of generic or biosimilar versions of products that compete with our product candidates;
●	the timing of regulatory review and approval of our product candidates;
●	market acceptance of our product candidates that receive regulatory approval, if any;
●	the ability of patients or healthcare providers to obtain coverage or sufficient reimbursement for our products;
●	the ability of third party manufacturers to manufacture in accordance with current good manufacturing practices (“cGMP”) our product candidates, conduct clinical trials with good clinical practices GCP and, if approved, for successful commercialization;
●	our ability to maintain, expand and protect our intellectual property portfolio;
●	our ability to attract and retain key personnel with appropriate expertise and experience to manage our business effectively; and
●	the extent to which the COVID-19 pandemic impacts the factors outlined above.

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

●	we may not be able to demonstrate that any of our product candidates are safe and effective to the satisfaction of the FDA or comparable foreign regulatory authorities;
●	the FDA or comparable foreign regulatory authorities may require additional pre-clinical studies or clinical trials prior to granting approval, which would increase our costs and extend the pre-approval development process;
●	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	the FDA may disagree with the number, design, size, conduct or statistical analysis of one or more of our clinical trials;
●	any Fast Track designation we receive may not lead to faster development or approval, and such designation may be revoked if we no longer meet the criteria for designation;
●	contract research organizations (“CROs”) that we retain to conduct clinical trials may take actions outside of our control that materially and adversely impact our clinical trials;
●	the FDA or comparable foreign regulatory authorities may disagree with, or not accept, our interpretation of data from our pre-clinical studies and clinical trials;
●	the FDA may require development of a costly and extensive risk evaluation and mitigation strategy (“REMS”), as a condition of approval;
●	the FDA or other regulatory authorities may require post-marketing studies as a condition of approval;
●	the FDA may identify deficiencies in our manufacturing processes or facilities or those of our third-party manufacturers which would be required to be corrected prior to regulatory approval; and
●	the success or further approval of competitor products approved in indications in which we undertake development of our product candidates may change the standard of care or change the standard for approval of our product candidate in our proposed indications.

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

We may experience delays in ongoing clinical trials, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	the COVID-19 pandemic;
●	obtaining regulatory approvals to commence a clinical trial;
●	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	fraud or negligence on the part of CROs, contract manufacturing organizations (“CMOs”), consultants or contractors;
●	obtaining IRB or ethics committee (“EC”), approval at each site;
●	recruiting and retaining suitable patients to participate in a clinical trial;
●	having patients complete a clinical trial or return for post-treatment follow-up;
●	clinical sites deviating from the clinical trial protocol or dropping out of a clinical trial;
●	adding new clinical trial sites; or
●	manufacturing sufficient quantities of product candidate for use in clinical trials.

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

We have incurred significant operating losses since our inception. Our net loss for the three months and six months ended June 30, 2020 was $19.4 million and $39.5 million, respectively. Our net loss for the three and six months ended June 30, 2019 was $29.2 million and $43.3 million, respectively. As of June 30, 2020, we had an accumulated deficit of $257.2 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development, including clinical development activities under the Janssen License and Collaboration Agreement, and as a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approvals for, our peptide-based product candidates.

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

As of June 30, 2020, we had cash, cash equivalents and marketable securities of $208.7 million. Based upon our current operating plan and expected expenditures, we believe that our existing cash, cash equivalents, and marketable securities and proceeds from our debt facility will be sufficient to fund our operations for at least the next 12 months. However, we expect that we will need to raise substantial additional funds in the future in order to complete clinical development or commercialize any of our product candidates. Our funding requirements and the timing of our need for additional capital are subject to change based on a number of factors, including:

●	the scope, progress, results and costs of drug discovery, clinical development, laboratory testing and clinical trials for our product candidates;
●	the number of product candidates that we intend to develop using our technology platform;
●	the costs, timing and outcome of any regulatory review of our product candidates;
●	the timing and achievement of development, regulatory, and sales milestones resulting in the payment to us from Janssen under the Janssen License and Collaboration Agreement and the timing of receipt of such payments, if any;
●	the costs and timing of commercialization activities, including manufacturing, marketing, sales and distribution for any product candidates that receive marketing approval;
●	Janssen’s ability to successfully market and sell PTG-200 and any second-generation compounds upon regulatory approval and clearance, in the United States and other countries;
●	the degree and rate of market acceptance of any products launched by us or our partners;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	our need and ability to hire and retain existing and additional personnel;
●	our ability to establish and maintain collaborations on favorable terms, if at all, and the payment and achievement of the fees, milestone payments and royalties under those collaborations, including the Janssen License and Collaboration Agreement; and
●	the emergence of competing technologies or other adverse market developments.

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

In October 2019, we entered into a credit and security agreement (the “Credit Agreement”) pursuant to which $40.0 million remains available, subject to specified availability periods and the satisfaction of certain conditions. All of our assets, except for intellectual property and certain other customary excluded property, are security for our borrowings under the Credit Agreement. The Credit Agreement contains customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us.

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

We are subject to a number of additional risks associated with our dependence on collaborations with third parties, the occurrence of which could cause our collaboration arrangements to fail. Conflicts may arise between us and partners, such as conflicts concerning the implementation of development plans, efforts and resources dedicated to the product candidate, interpretation of clinical data, the achievement of milestones, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration. Any such disagreement between us and a partner could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating sufficient revenue to achieve or maintain profitability:

●	reductions in the payment of royalties or other payments we believe are due pursuant to the applicable collaboration arrangement;
●	actions taken by a partner inside or outside our collaboration which could negatively impact our rights or benefits under our collaboration; or
●	unwillingness on the part of a partner to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities.

Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include that:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations;
●	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;
●	we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
●	disputes may arise between us and a collaborator that causes the delay or termination of the research, development or commercialization of our current or future products or that results in costly litigation or arbitration that diverts management attention and resources;

●	collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future products; and
●	a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.

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

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
●	the results of clinical trials may fail to achieve the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data submitted in support of regulatory approval;
●	the data collected from pre-clinical studies and clinical trials of our peptide-based product candidates may not be sufficient to support the submission of an NDA, supplemental NDA, or other regulatory submissions necessary to obtain regulatory approval;
●	we or our contractors may not meet the GMP and other applicable requirements for manufacturing processes, procedures, documentation and facilities necessary for approval by the FDA or comparable foreign regulatory authorities; and
●	changes to the approval policies or regulations of the FDA or comparable foreign regulatory authorities with respect to our product candidates may result in our clinical data becoming insufficient for approval.

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

PTG-300 has received orphan drug designation for the treatment of patients with PV from the FDA. Despite this designation, we may be unable to maintain the benefits associated with orphan drug status, including market exclusivity. We may not be the first to obtain regulatory approval of a product candidate for any orphan-designated indication that we may pursue due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the orphan-designated disease or condition. Further, even if we obtain orphan drug designation exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may receive and be approved for the same condition, and only the first applicant to receive approval will receive the benefits of marketing exclusivity. Even after an orphan-designated product is approved, the FDA can subsequently approve a later drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. In addition, while we may seek orphan drug designation for our product candidates, we may never receive such designations.

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

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, government payors, other third-party payors and other healthcare providers. If any of our approved products fail to achieve an adequate level of acceptance, we may not generate significant revenue to become profitable. The degree of market acceptance, if approved for commercial sale, will depend on a number of factors, including but not limited to:

●	the efficacy and potential advantages compared to alternative treatments;

●	effectiveness of sales, marketing and distribution efforts;
●	the cost of treatment in relation to alternative treatments;
●	the convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the willingness of the medical community to offer customers our product candidates in addition to or in the place of current injectable therapies;
●	the availability of government and third-party coverage and adequate reimbursement;
●	the prevalence and severity of any side effects; and
●	any restrictions on the use of our product candidates together with other medications.

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

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the current administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the current administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the current administration previously released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contained additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal health programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. Additionally, on July 24, 2020, the current president announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs the U.S. Department of Health and Human Services, or HHS, to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. While some of the measures may require additional authorization to become effective, Congress and the current administration have both stated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

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

We currently conduct, and intend to continue to conduct, a substantial portion of our clinical trials outside of the United States and, if approved, we intend to also market our peptide-based product candidates outside of the United States. We are thus subject to risks associated with doing business outside of the United States. Our business and financial results in the future could be adversely affected due to a variety of factors associated with conducting development and marketing of our peptide-based product candidates, if approved, outside of the United States, including:

●	medical standard of care and diagnostic criteria may differ in foreign jurisdictions, which may impact our ability to enroll and successfully complete trials designed for U.S. marketing;
●	efforts to develop an international sales, marketing and distribution organization may increase our expenses, divert our management’s attention from the acquisition or development of peptide-based product candidates or cause us to forgo profitable licensing opportunities in these geographies;
●	changes in a specific country’s or region’s political and cultural climate or economic condition;
●	unexpected changes in foreign laws and regulatory requirements;
●	difficulty of effective enforcement of contractual provisions and intellectual property protections in foreign countries;
●	trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the U.S. Department of Commerce and fines, penalties or suspension or revocation of export privileges;
●	regulations under the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws;
●	differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;
●	the effects of applicable foreign tax structures and potentially adverse tax consequences; and
●	significant adverse changes in foreign currency exchange rates which could make the cost of our clinical trials, to the extent conducted outside of the U.S., more expensive.

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

Pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate advantages in efficacy, convenience, tolerability or safety in order to overcome price competition and to be commercially successful. If our competitors succeed in obtaining FDA, EMA or other regulatory approval or discovering, developing and commercializing drugs before we do, there would be a material adverse impact on the future prospects for our product candidates and business. For example, on June 4, 2020, the FDA accepted a Biologics License Application for ropeginterferon alfa-2b for use in treatment for patients with PV in the absence of symptomatic splenomegaly from PharmaEssentia Corporation, the manufacturer of the novel pegylated interferon. A decision from the FDA on this application is expected in early 2021.

We believe that our ability to successfully compete will depend on, among other things:

●	the efficacy and safety of our product candidates, in particular compared to competitor products;
●	the time it takes for our product candidates to complete clinical development and receive regulatory approval, if at all;
●	the ability to commercialize and market any of our product candidates that receive regulatory approval;
●	the price of our products, including in comparison to branded or generic competitors;
●	whether coverage and adequate levels of reimbursement are available under private and governmental health insurance plans, including Medicare;
●	the ability to protect intellectual property rights related to our product candidates;
●	the ability to manufacture and sell commercial quantities of any of our product candidates that receive regulatory approval; and
●	acceptance of any of our approved product candidates by physicians, payors and other healthcare providers.

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

Healthcare providers, including physicians, and third-party payors will play a primary role in the recommendation and prescription of any future product candidates we may develop or any product candidates for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we would market, sell and distribute our products. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. The laws that may affect our ability to operate include, but are not limited to:

●	the federal Anti-Kickback Statute;
●	the federal false claims laws, including the False Claims Act;
●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”);
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, which also imposes obligations, including mandatory contractual terms, on HIPAA-covered entities and their business associates with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal civil monetary penalties statute;
●	the federal Physician Payments Sunshine Act; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have continued to increase their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of significant investigations, prosecutions, convictions and settlements in the healthcare industry. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could significantly increase our costs or otherwise have an adverse effect on our business.

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

As of June 30, 2020, we had 69 full-time equivalent employees, including 52 full-time equivalent employees engaged in research and development. As our development and commercialization plans and strategies develop and we continue to operate as a public company, we expect to need additional managerial, operational, scientific, sales, marketing, development, regulatory, manufacturing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

●	designing and managing our clinical trials effectively;
●	identifying, recruiting, maintaining, motivating and integrating additional employees;

●	managing our manufacturing and development efforts effectively; and
●	improving our managerial, development, operational and financial systems and controls.

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

Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	delay or termination of clinical studies;

●	injury to our reputation;
●	withdrawal of clinical trial participants;
●	initiation of investigations by regulators;
●	costs to defend the related litigation;
●	a diversion of management’s time and our resources;
●	substantial monetary awards to trial participants or patients;
●	decreased demand for our peptide-based product candidates;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	loss of revenue from product sales; and
●	the inability to commercialize any our peptide-based product candidates, if approved.

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

As more groups become engaged in scientific research and product development in fields related to our product candidates, such as IL-23R, the risk of our patents, or patents that we have in-licensed, being challenged through patent interferences, derivation proceedings, oppositions, re-examinations, litigation or other means will likely increase. An adverse outcome in a patent dispute could have a material adverse effect on our business by:

●	causing us to lose patent rights in the relevant jurisdiction(s);
●	subjecting us to litigation, or otherwise preventing Janssen or us from commercializing PTG-200 or other product candidates in the relevant jurisdiction(s);
●	requiring Janssen or us to obtain licenses to the disputed patents;
●	forcing Janssen or us to cease using the disputed technology; or
●	requiring Janssen or us to develop or obtain alternative technologies.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of our issued patents or any pending patent applications we may have;
●	we might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or co-own;
●	we might not have been the first to file patent applications covering an invention;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
●	pending patent applications that we own or co-own may not lead to issued patents;
●	the issued patents that we own or any issued patents that we license may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	we may not develop or in-license additional proprietary technologies that are patentable; and
●	the patents of others may have an adverse effect on our business.

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

●	the success of competitive products or technologies;
●	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
●	actual or anticipated results in our clinical trials or those of our competitors;
●	regulatory or legal developments in the United States and other countries;
●	disputes or developments concerning patent applications or other proprietary rights;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	adverse regulatory decisions;
●	our dependence on third parties, including CROs as well as manufacturers;
●	our failure to successfully commercialize any of our peptide-based product candidates, if approved;
●	additions or departures of key scientific or management personnel;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	actual or anticipated variations in quarterly operating results;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us or our stockholders in the future;
●	the trading volume of our common stock;
●	actual or anticipated changes in estimates as to financial results, timelines or recommendations by analysts;
●	changes in the structure of healthcare payment systems;
●	conditions or trends in the biotechnology and biopharmaceutical industries; and
●	general political and economic conditions.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. At June 30, 2020, we had a total of 36,802,139 shares of common stock outstanding, notwithstanding any potential exercises of outstanding options and issuance of shares under the employee stock purchase plan.

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

Our common stock is listed on The Nasdaq Global Market. We cannot assure you that, in the future, our securities will meet the continued listing requirements to be listed on The Nasdaq Global Market. If The Nasdaq Global Market delists our common stock, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;
●	a limited amount of news and analyst coverage for our company; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act of 1933 (the “Securities Act”), as amended, creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

There are provisions in our certificate of incorporation and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by our stockholders. Our charter documents also contain other provisions that could have an anti-takeover effect, such as:

●	our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director;
●	our stockholders may not act by written consent or call special stockholders’ meetings;
●	our certificate of incorporation does not provide for cumulative voting in the election of directors;
●	stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting; and
●	our board of directors may issue, without stockholder approval, shares of undesignated preferred stock.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchases of Shares or of Company Equity Securities

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

On August 4, 2020, the Company entered into an Employee Severance Agreement (the “Severance Agreement”) with Don Kalkofen, the Company’s Chief Financial Officer. The Severance Agreement provides that if the Company terminates Mr. Kalkofen’s employment without "cause" or Mr. Kalkofen terminates employment for "good reason" (each as defined in the Severance Agreement), Mr. Kalkofen will receive: (a) salary continuation for nine months (12 months in the case of a “change in control termination” (as defined in the Severance Agreement)); (b) COBRA continuation for the salary continuation period (or an equivalent cash payment if required by law); (c) in the case of a change in control termination only, payment of an amount equal to one twelfth of Mr. Kalkofen’s then current target bonus per month for the number of months of the severance period; and (d) in the case of a change in control termination only, acceleration of the vesting (and exercisability, as relevant) of equity awards held by Mr. Kalkofen immediately prior to termination. Payments and benefits under the Severance Agreement are subject to the execution of an effective release.

ITEM 6.EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-37852	3.1	8/16/2016
3.2	Amended and Restated Bylaws	S-1/A	333-212476	3.2	8/1/2016
10.1+*	Severance Agreement, dated August 4, 2020, by and between Protagonist Therapeutics, Inc. and Don Kalkofen
31.1+	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+**

Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

PROTAGONIST THERAPEUTICS, INC.

Date: August 6, 2020	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Don Kalkofen
Don Kalkofen
Chief Financial Officer
(Principal Financial and Accounting Officer)