Form 10-Q
period 2020-09-30
Protagonist Therapeutics, Inc
filed 2020-11-04
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 30, 2020, there were 38,256,792 shares of the registrant’s Common Stock, par value $0.00001 per share, outstanding.

PROTAGONIST THERAPEUTICS, INC.

FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$83,625	$33,006
Marketable securities	110,349	100,011
Restricted cash - current	10	10
Receivable from collaboration partner and contract asset - related party	2,789	6,755
Research and development tax incentive receivable	535	—
Prepaid expenses and other current assets	6,843	5,529
Total current assets	204,151	145,311
Marketable securities - noncurrent	6,025	—
Property and equipment, net	1,459	1,681
Restricted cash - noncurrent	450	450
Operating lease right-of-use asset	5,235	6,042
Deferred tax asset	—	1,433
Total assets	$217,320	$154,917
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,797	$2,790
Payable to collaboration partner - related party	2,077	1,262
Accrued expenses and other payables	15,518	12,360
Deferred revenue - related party - current	16,765	17,738
Operating lease liability - current	1,406	1,256
Total current liabilities	38,563	35,406
Long-term debt, net	—	9,794
Deferred revenue - related party - noncurrent	4,112	23,792
Operating lease liability - noncurrent	4,885	5,961
Other liability - noncurrent	170	—
Total liabilities	47,730	74,953
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 90,000,000 shares authorized; 37,314,873 and 27,206,447 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	434,603	297,846
Accumulated other comprehensive loss	(88)	(221)
Accumulated deficit	(264,925)	(217,661)
Total stockholders’ equity	169,590	79,964
Total liabilities and stockholders’ equity	$217,320	$154,917

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
License and collaboration revenue - related party	$13,114	$4,141	$22,978	$(2,488)
Operating expenses:
Research and development	15,995	17,293	55,020	49,092
General and administrative	4,891	4,015	13,644	11,642
Total operating expenses	20,886	21,308	68,664	60,734
Loss from operations	(7,772)	(17,167)	(45,686)	(63,222)
Interest income	87	762	820	2,134
Interest expense	(19)	—	(471)	—
Loss on early repayment of debt	—	—	(585)	—
Other expense, net	(59)	(106)	(37)	(145)
Loss before income tax benefit (expense)	(7,763)	(16,511)	(45,959)	(61,233)
Income tax benefit (expense)	—	102	(1,305)	1,547
Net loss	$(7,763)	$(16,409)	$(47,264)	$(59,686)
Net loss per share, basic and diluted	$(0.21)	$(0.61)	$(1.45)	$(2.36)
Weighted-average shares used to compute net loss per share, basic and diluted	37,386,881	26,956,957	32,647,524	25,315,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(7,763)	$(16,409)	$(47,264)	$(59,686)
Other comprehensive loss:
Gain on translation of foreign operations	129	10	143	6
(Loss) gain on marketable securities	(9)	3	(10)	73
Comprehensive loss	$(7,643)	$(16,396)	$(47,131)	$(59,607)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	Gain (Loss)	Deficit	Equity
Three months ended September 30, 2020	Shares	Amount
Balance at June 30, 2020	36,802,139	$—	$424,855	$(208)	$(257,162)	$167,485
Issuance of common stock pursuant to public offering, net of issuance costs	—	—	(3)	—	—	(3)
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	333,047	—	6,368	—	—	6,368
Issuance of common stock under equity incentive and employee stock purchase plans	179,687	—	1,495	—	—	1,495
Stock-based compensation expense	—	—	1,888	—	—	1,888
Other comprehensive gain (loss)	—	—	—	120	—	120
Net loss	—	—	—	—	(7,763)	(7,763)
Balance at September 30, 2020	37,314,873	$—	$434,603	$(88)	$(264,925)	$169,590

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	Gain (Loss)	Deficit	Equity
Three months ended September 30, 2019	Shares	Amount
Balance at June 30, 2019	24,967,603	$—	$268,234	$(167)	$(183,751)	$84,316
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	1,924,957	—	23,949	—	—	23,949
Issuance of common stock under equity incentive and employee stock purchase plans	313,887	—	1,288	—	—	1,288
Stock-based compensation expense	—	—	2,201	—	—	2,201
Other comprehensive gain (loss)	—	—	—	13	—	13
Net loss	—	—	—	—	(16,409)	(16,409)
Balance at September 30, 2019	27,206,447	$—	$295,672	$(154)	$(200,160)	$95,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (continued)

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	Gain (Loss)	Deficit	Equity
Nine months ended September 30, 2020	Shares	Amount
Balance at December 31, 2019	27,217,649	$—	$297,846	$(221)	$(217,661)	$79,964
Issuance of common stock pursuant to public offering, net of issuance costs	8,050,000	—	105,328	—	—	105,328
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	1,565,840	—	23,011	—	—	23,011
Issuance of common stock under equity incentive and employee stock purchase plans	481,384	—	2,486	—	—	2,486
Stock-based compensation expense	—	—	5,932	—	—	5,932
Other comprehensive gain (loss)	—	—	—	133	—	133
Net loss	—	—	—	—	(47,264)	(47,264)
Balance at September 30, 2020	37,314,873	$—	$434,603	$(88)	$(264,925)	$169,590

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	Gain (Loss)	Deficit	Equity
Nine months ended September 30, 2019	Shares	Amount
Balance at December 31, 2018	23,187,219	$—	$253,222	$(233)	$(140,474)	$112,515
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	2,846,641	—	34,492	—	—	34,492
Issuance of common stock pursuant to exercise of Exchange Warrants	599,997	—	—	—	—	—
Issuance of common stock under equity incentive and employee stock purchase plans	572,590	—	1,765	—	—	1,765
Stock-based compensation expense	—	—	6,193	—	—	6,193
Other comprehensive gain (loss)	—	—	—	79	—	79
Net loss	—	—	—	—	(59,686)	(59,686)
Balance at September 30, 2019	27,206,447	$—	$295,672	$(154)	$(200,160)	$95,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,264)	$(59,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,932	6,193
Change in deferred tax asset	1,404	(1,548)
Operating lease right-of-use asset amortization	1,331	1,347
Loss on early repayment of debt	585	—
Depreciation and amortization	601	501
Amortization of debt issuance costs and accretion of debt discount	22	—
Accretion of discount on marketable securities, net of premium amortization	(155)	(397)
Changes in operating assets and liabilities:
Research and development tax incentive receivable	(517)	1,237
Receivable from collaboration partner - related party	3,966	2,642
Prepaid expenses and other assets	(1,566)	(1,586)
Accounts payable	32	(4,165)
Payable to collaboration partner - related party	815	(41)
Accrued expenses and other payables	3,130	(781)
Deferred revenue - related party	(20,653)	(1,409)
Operating lease liability	(1,450)	30,455
Other liability	170	—
Net cash used in operating activities	(53,617)	(27,238)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of marketable securities	131,383	77,400
Purchase of marketable securities	(147,600)	(117,807)
Purchases of property and equipment	(346)	(749)
Net cash used in investing activities	(16,563)	(41,156)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of issuance costs	105,478	—
Proceeds from at-the-market offering, net of issuance costs	23,219	34,492
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	2,486	1,765
Issuance costs related to long-term debt	(14)	—
Early repayment of long-term debt	(10,524)	—
Net cash provided by financing activities	120,645	36,257
Effect of exchange rate changes on cash, cash equivalents and restricted cash	154	99
Net increase (decrease) in cash, cash equivalents and restricted cash	50,619	(32,038)
Cash, cash equivalents and restricted cash, beginning of period	33,466	82,693
Cash, cash equivalents and restricted cash, end of period	$84,085	$50,655
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING INFORMATION:
Issuance costs related to at-the-market offering of common stock included in prepaid expenses and other assets at the end of the previous year	$191	$—
Issuance costs related to public offering of common stock included in prepaid expenses and other assets at the end of the previous year	$125	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$27	$157
Issuance costs related to public offering of common stock included in accrued liabilities and other payables	$25	$—
Issuance costs related to at-the-market offering of common stock included in accrued liabilities and other payables	$17	$—

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

Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of $264.9 million as of September 30, 2020. The Company’s ultimate success depends on the outcome of its research and development and collaboration activities. The Company expects to incur additional losses in the future and anticipates the need to raise additional capital to continue to execute its long-range business plan. Since the Company’s initial public offering in August 2016, it has financed its operations primarily through offerings of common stock, payments received under license and collaboration agreements and proceeds received from long-term debt.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's activities is highly uncertain and difficult to predict, as the response to the pandemic is ongoing and information continues to evolve. Capital markets and economies worldwide have been negatively impacted by the COVID-19 pandemic, which has contributed to the current global economic recession. Such economic disruption could have a material adverse effect on the Company’s business. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.

The severity of the impact of the COVID-19 pandemic on the Company's activities will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, including the severity of any additional periods of increases or spikes in the number of cases in the areas the Company and its suppliers operate and areas where the Company’s clinical trial sites are located. Accordingly, the extent and severity of the impact on the Company's existing and planned clinical trials and collaboration activities and operations, all of which are uncertain and cannot be predicted. The Company has experienced delays in its existing and planned clinical trials due to the worldwide impacts of the pandemic. The Company's future results of operations and liquidity could be adversely impacted by further delays in existing and planned clinical trials and collaboration activities, continued difficulty in recruiting patients for these clinical trials, supply chain disruptions, the ongoing effect of the impact on its operating activities and employees, and the ongoing impact of any initiatives or programs that the Company may undertake to address financial and operational challenges. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's future financial condition, liquidity or results of operations is uncertain.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the condensed consolidated balance sheet as of December 31, 2019 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s consolidated financial statements. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending September 30, 2020 or for any other interim period or for any other future year.

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

Cash as reported in the condensed consolidated statements of cash flows consists of (in thousands):

	September 30,
	2020	2019
Cash and cash equivalents	$83,625	$50,195
Restricted cash - current	10	10
Restricted cash - noncurrent	450	450
Cash balance in consolidated statements of cash flows	$84,085	$50,655

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

The Company has received orphan drug designation from the U.S. Food and Drug Administration (“FDA”) for its clinical asset PTG-300 for the treatment of polycythemia vera and beta-thalassemia and may qualify for a related 25% U.S. Federal income tax credit on qualifying clinical study expenditures.

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

Recently Issued Accounting Pronouncements Not Yet Adopted as of September 30, 2020

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. The new standard replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. This guidance was originally effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted for fiscal years and interim periods within those years beginning after December 15, 2018. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which amended the mandatory effective date of ASU No. 2016-13 for smaller reporting companies to fiscal years and interim periods beginning after December 15, 2022. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions and amends certain requirements in the existing income tax guidance to ease accounting requirements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and must be applied on a retrospective basis. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and disclosures.

Note 3. License and Collaboration Agreement

Agreement Terms

On May 26, 2017, the Company and Janssen Biotech, Inc., (“Janssen”), one of the Janssen Pharmaceutical Companies of Johnson & Johnson, entered into an exclusive license and collaboration agreement (the “Janssen License and Collaboration Agreement”) for the development, manufacture and potential commercialization of PTG-200 worldwide for the treatment of Crohn’s disease (“CD”) and ulcerative colitis (“UC”). Janssen is a related party to the Company as Johnson & Johnson Innovation - JJDC, Inc., a significant stockholder of the Company, and Janssen are both subsidiaries of Johnson & Johnson. PTG-200 is the Company’s orally delivered gut-restricted Interleukin 23 receptor (“IL-23R”) antagonist drug candidate currently in development. The Janssen License and Collaboration Agreement became effective on July 13, 2017. Upon the effectiveness of the agreement, the Company received a non-refundable, upfront cash payment of $50.0 million from Janssen.

Under the Janssen License and Collaboration Agreement, the Company granted to Janssen an exclusive worldwide license to develop, manufacture and commercialize PTG-200 and related IL-23R antagonist compounds for all indications, including CD and UC. The Company was responsible, at its own expense, for the conduct of the Phase 1 clinical trial for PTG-200, and Janssen is responsible for the conduct of the Phase 2 clinical trial for PTG-200 in CD, including filing the U.S. Investigational New Drug application (“IND”). Development costs for the Phase 2 clinical trial are shared between the parties on an 80/20 basis, with Janssen assuming the larger share. Janssen submitted an IND for PTG-200 in CD during the second quarter of 2019, which took effect in July 2019. Janssen and the Company initiated a Phase 2 clinical study for PTG-200 in CD in the fourth quarter of 2019.

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

Pursuant to the First Amendment, the Company will be eligible to receive clinical development, regulatory and sales milestones, if and as achieved, and/or payments relating to Janssen’s elections to maintain or expand its license rights. The next anticipated such payment is a $50.0 million payment based on Phase 2a clinical trial results, as follows:

●	Janssen can elect to advance PTG-200 into Phase 2b following receipt of the top line results of the CD Phase 2a clinical trial for PTG-200 by paying a $50.0 million maintenance fee (the “Amended First Opt-in Election”); or
●	Janssen would make a $50.0 million milestone payment following dosing of the third patient in the first Phase 2b clinical trial for CD for a second-generation product.

Janssen can also then elect to receive exclusive, worldwide commercial rights for both PTG-200 and second-generation products following the Phase 2b completion date for PTG-200 or a second-generation product by paying a $50.0 million payment (the “Amended Second Opt-in Election”). The Company will also be eligible for certain additional milestone payments including a potential payment of either $100.0 million upon a Phase 3 CD clinical trial meeting a primary clinical endpoint with respect to PTG-200 or $115.0 million upon a Phase 3 CD clinical trial meeting a primary clinical endpoint with respect to a second-generation compound.

Pursuant to the First Amendment, the Company will be eligible to receive tiered royalties on net product sales at percentages ranging from mid-single digits to ten percent. Under the terms of the First Amendment, the Company is eligible to receive up to $1.0 billion in research, development, regulatory and sales milestones.

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

Revenue Recognition

The Company concluded that the amended Janssen License and Collaboration Agreement continued to contain a single performance obligation for the development license; second-generation compound research services; Phase 1 development services for PTG-200 and potential second-generation compounds; the Company’s services associated with Phase 2 development for PTG-200 until Phase 2a; the Company’s services associated with Phase 2 development for a second-generation product until the dosing of the third patient in Phase 2b; and all other such services that the Company may perform at the request of Janssen to support the development of PTG-200, second-generation research services, or the development of a second-generation compound. The Company concluded that the Amended First Opt-in Election and the Amended Second Opt-in Election options are not considered to be material rights.

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

The Company uses the most likely amount method to estimate variable consideration included in the transaction price. Variable consideration after the First Amendment consists of future milestone payments and cost sharing payments from Janssen for agreed upon services offset by development costs reimbursement payable to Janssen. Cost sharing payments from Janssen relate to the agreed upon services for development activities that the Company performs within the duration of the contract are included in the transaction price at the Company’s share of the estimated budgeted costs for these activities, including primarily internal full-time equivalent effort and third party contract costs. Cost sharing payments to Janssen relate to agreed-upon services for Phase 2 activities that Janssen performs within the duration of the contract are not a distinct service that Janssen transfers to the Company. Therefore, the consideration payable to Janssen is accounted for as a reduction in the transaction price.

The Company concluded that the transaction price of the initial performance obligation under the Janssen License and Collaboration Agreement was $99.4 million as of September 30, 2020, a decrease of $14.5 million from the transaction price of $113.9 million as of June 30, 2020, following an update to the estimate for remaining services to be performed under the performance obligation. In order to determine the transaction price, the Company evaluated all payments to be received during the duration of the contract, net of Phase 2 development costs reimbursement expected to be payable to Janssen. The Company determined that the transaction price of the initial performance obligation as of September 30, 2020 includes the $50.0 million upfront payment, the $25.0 million payment received upon the effectiveness of the First Amendment, the $5.0 million payment triggered by the successful nomination of a second-generation compound, $18.4 million of reimbursement from Janssen for services performed for PTG-200 Phase 2 and for second-generation compound research costs and other services, and estimated variable consideration consisting of a $7.5 million milestone payment subject to the completion of a Phase 1 study for a second-generation compound, offset by $6.5 million of net cost reimbursement to Janssen for services performed. The Company evaluated whether the variable component of the transaction price should be constrained to ensure that a significant reversal of revenue recognized on a cumulative basis as of September 30, 2020 is not probable. The Company concluded that the variable consideration constraint does not further decrease the estimated transaction price as of September 30, 2020. The additional potential development, regulatory and sales milestone payments after the completion of Phase 2b activities that the Company would be eligible to receive are currently outside the contract term as defined for revenue recognition purposes and as such have been excluded from the transaction price. Janssen has also opted in for certain additional services to be performed by the Company that are outside the initial performance obligation, revenue is recognized as these services are delivered.

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

For the three and nine months ended September 30, 2020, the Company recognized license and collaboration revenue of $12.6 million and $22.0 million, respectively, which was primarily related to an update in the amounts forecast for future services remaining to be performed under the Janssen License and Collaboration Agreement and recognized based on proportional performance. In addition, the Company recorded $0.5 million and $1.0 million in revenue for the three and nine months ended September 30, 2020 related to additional services provided by the Company under the Janssen Collaboration Agreement.

For the three months ended September 30, 2019, the Company recorded $4.1 million of license and collaboration revenue following the contract modification for the First Amendment. For the nine months ended September 30, 2019, the Company recorded a $9.4 million cumulative catchup adjustment reducing license and collaboration revenue, partially offset $5.3 million of license and collaboration revenue following the contract modification for the First Amendment and $1.6 million of license and collaboration revenue recognized during the first quarter of 2019 under the original Janssen license and collaboration agreement. No revenue for additional services was recognized for the three and six months ended June 30, 2019.

The following tables present changes in the Company’s contract assets and liabilities during the periods presented (in thousands):

	Balance at			Balance at
	Beginning of			End of
Nine Months Ended September 30, 2020	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$5,955	$5,284	$(8,450)	$2,789
Contract asset - related party	$800	$342	$(1,142)	$—
Contract liabilities:
Deferred revenue - related party	$41,530	$3,500	$(24,153)	$20,877
Payable to collaboration partner - related party	$1,262	$2,114	$(1,299)	$2,077

	Balance at			Balance at
	Beginning of			End of
Nine Months Ended September 30, 2019	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$2,042	$30,882	$(31,905)	$1,019
Contract asset - related party	$2,545	$926	$(2,545)	$926
Contract liabilities:
Deferred revenue - related party	$8,223	$36,441	$(5,986)	$38,678
Payable to collaboration partner - related party	$1,061	$1,226	$(1,267)	$1,020

During the three and nine months ended September 30, 2020, the Company recognized revenue of $8.5 million and $11.8 million, respectively, from amounts included in the deferred revenue contract liability balance at the beginning of each period. During the three and nine months ended September 30, 2019, the Company recognized revenue of $2.9 million and $4.5 million, respectively, from amounts included in the deferred revenue contract liability balance at the beginning of each period. None of the costs to obtain or fulfill the contract were capitalized.

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

The following table presents the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$45,337	$—	$—	$45,337
Commercial paper	—	41,683	—	41,683
Corporate debt securities	—	21,434	—	21,434
U.S. Treasury and agency securities	—	87,205	—	87,205
Total financial assets	$45,337	$150,322	$—	$195,659

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$12,964	$—	$—	$12,964
Commercial paper	—	44,282	—	44,282
Corporate debt securities	—	33,662	—	33,662
U.S. Treasury and agency securities	—	40,810	—	40,810
Total financial assets	$12,964	$118,754	$—	$131,718

The Company’s commercial paper, corporate debt securities and U.S. Treasury and agency securities, including U.S. Treasury bills, are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

Note 5. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following (in thousands):

	September 30, 2020
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$45,337	$—	$—	$45,337
Commercial paper	41,683	—	—	41,683
Corporate debt securities	21,435	3	(4)	21,434
U.S. Treasury and agency securities	87,195	10	—	87,205
Total cash equivalents and marketable securities	$195,650	$13	$(4)	$195,659
Classified as:
Cash equivalents				$79,285
Marketable securities - current				110,349
Marketable securities - noncurrent				6,025
Total cash equivalents and marketable securities				$195,659

	December 31, 2019
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$12,964	$—	$—	$12,964
Commercial paper	44,284	2	(4)	44,282
Corporate debt securities	33,653	11	(2)	33,662
U.S. Treasury and agency securities	40,798	14	(2)	40,810
Total cash equivalents and marketable securities	$131,699	$27	$(8)	$131,718
Classified as:
Cash equivalents				$31,707
Marketable securities - current				100,011
Total cash equivalents and marketable securities				$131,718

Marketable securities – current of $110.3 million and $100.0 million held at September 30, 2020 and December 31, 2019, respectively, had contractual maturities of less than one year. Marketable securities – noncurrent of $6.0 million held at September 30, 2020 had contractual maturities of at least one year but less than two years. There were no material realized gains or realized losses on marketable securities for the periods presented. The Company has not experienced any material credit losses on its investments. The Company does not intend to sell its securities that are in an unrealized loss position, and it is unlikely that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be maturity. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis.

Note 6. Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued clinical and research related expenses	$10,160	$7,232
Accrued employee related expenses	4,371	4,637
Accrued professional service fees	857	301
Accrued interest payable	2	68
Other	128	122
Total accrued expenses and other payables	$15,518	$12,360

Note 7. Research Collaboration and License Agreement

In October 2013, the Company’s former collaboration partner decided to abandon a collaboration program with the Company and, pursuant to the terms of the agreement between the Company and the former collaboration partner, the Company elected to assume responsibility for the development and commercialization of the product. Upon the former collaboration partner’s abandonment, it assigned to the Company certain intellectual property that relates to the products arising from the collaboration. The Company has the right, but not the obligation, to further develop and commercialize the product and, if the Company successfully develops and commercializes PTG-300 without a partner, the former collaboration partner could be eligible to receive up to an additional aggregate of $128.0 million for the achievement of certain development, regulatory and sales milestone events pursuant to the terms of the agreement between the Company and the former collaboration partner. Milestone payments to collaboration partners are recorded as research and development expenses in the period that the expense is incurred. No research and development expense was recorded under the agreement between the Company and the former collaboration partner for the three and nine months ended September 30, 2020 and 2019.

See Note 10. Commitments and Contingencies – Legal Proceedings for additional information on arbitration proceedings related to this research collaboration and license agreement.

Note 8. Government Programs

Research and Development Tax Incentive

During the three and nine months ended September 30, 2020, the Company recognized AUD 0.4 million ($0.3 million) and AUD 0.8 million ($0.5 million), respectively, as a reduction of research and development expenses in connection with the research and development cash tax incentive from the ATO. During the nine months ended September 30, 2019, the Company recognized AUD 1.8 million ($1.2 million) of research and development expense in connection with the research and development tax incentive from the ATO because the Company determined that it had exceeded the annual turnover limit to claim such amounts following the receipt of certain payments under the Janssen License and Collaboration Agreement. No such amounts were recorded during the three months ended September 30, 2019. As of September 30, 2020, the research and development cash tax incentive receivable was AUD 0.8 million ($0.5 million). There was no research and development cash tax incentive receivable as of December 31, 2019.

Small Business Innovation Research (“SBIR”) Grants

The Company has received SBIR grants from the National Institutes of Health (“NIH”) in support of research aimed at its product candidates. The Company recognizes a reduction to research and development expenses when expenses related to the grants have been incurred and the grant funds become contractually due from NIH. The Company recorded $0.3 million as a reduction of research and development expenses for the nine months ended September 30, 2020. No such amounts were recorded during the three months ended September 30, 2020. The Company recorded $0.6 million and $1.1 million as a reduction of research and development expenses for the three and nine months ended September 30, 2019, respectively. The Company recorded a receivable for $0.3 million as of

December 31, 2019 to reflect the eligible costs incurred under the grants that are contractually due to the Company. The Company recorded no such receivable as of September 30, 2020. This receivable is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

The Term Loan Credit Agreement requires the Company to maintain cash and cash equivalents of at least 35% of the outstanding Term Loans at all times and is secured by a perfected security interest in all of the Company's assets except for intellectual property and certain other customary excluded property pursuant to the terms of the Term Loan Credit Agreement. The Term Loan Credit Agreement contains other covenants that limit the Company’s ability and the ability of its subsidiaries to perform certain actions, including obligations to not pay dividends and to maintain unrestricted cash balance above certain threshold, non-occurrence of material adverse change, non-occurrence of change of control and other customary affirmative and negative covenants. The violation of any provision of covenants will result in default for the Company. The Term Loan Credit Agreement includes a clause which allows lenders to accelerate repayment upon the occurrence of certain events of default. In June 2020, the Company prepaid the outstanding $10.0 million balance on the term loan as well as $0.6 million for related prepayment and exit fees. Accordingly, the company accelerated amortization of $0.1 million related to capitalized and unamortized debt issuance costs, which is included as part of the $0.6 million loss on early repayment of debt. As of September 30, 2020, the Company was in compliance with the debt covenants, no event of default occurred and the probability of occurrence of event of default was considered remote.

The Company’s long-term debt balance was as follows for the periods presented (dollars in thousands):

	Annual	September 30,	December 31,
	Interest Rate	2020	2019
Term loan (matures October 1, 2023)	7.85%	$—	$10,000
Debt issuance costs, net of amortization		—	(222)
Accrued final payment fee		—	16
Long-term debt, net		$—	$9,794

Note 10. Commitments and Contingencies

Legal Proceedings

The Company is a party to the legal action described below. The Company recognizes accruals for such actions to the extent that it concludes that a loss is both probable and reasonably estimable. The Company accrues for the best estimate of a loss within a range; however, if no estimate in the range is better than any other, it accrues the minimum amount in the range. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, it discloses the possible loss.

On January 23, 2020, the Company initiated arbitration proceedings with the International Court of Arbitration of the International Chamber of Commerce against Zealand Pharma A/S (“Zealand”) related to a collaboration agreement the Company and Zealand entered into in 2012 and terminated in 2014.  The agreement provides for certain post-termination payment obligations to Zealand with respect to compounds related to the collaboration that the Company elects to further develop and meet specified conditions. In the Company’s arbitration claim, it is seeking a declaration that the Company has no past, present or future milestone or royalty payment obligations under the agreement with respect to PTG-300 because PTG-300 is not a compound relating to the collaboration for which post-termination payments to Zealand apply. The Company is also seeking repayment of $1.0 million in milestone payments it has made, as well as its costs, fees, and expenses of the proceeding. Zealand disputes the Company’s claims and has filed counterclaims for payment of an additional future milestone, as well as payment of their arbitration costs, fees and expenses. The arbitration is pending.  If Zealand prevails in the arbitration, the Company could be required to make contractual payments to Zealand described in its prior periodic reports filed with the SEC.  Those payments could include milestone payments for the achievement of certain development, regulatory and sales milestone events, and a low single digit royalty on worldwide net sales of PTG-300. Although the Company cannot predict with certainty the ultimate outcome of these arbitration proceedings, it has concluded that the probability of any related loss is remote and therefore no related accruals were recognized as of September 30, 2020.

Note 11. Stockholders’ Equity

In September 2017, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (File No. 333-220314) that was declared effective as of October 5, 2017 and permits the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $200.0 million of its common stock, preferred stock and certain debt securities (the “2017 Form S-3”). Up to a maximum of $50.0 million of the maximum aggregate offering price of $200.0 million may be issued and sold pursuant to an ATM financing facility under a sales agreement (the “2017 Sales Agreement”). The 2017 Sales Agreement was terminated in 2019. The Company sold 1,924,957 and 2,846,641 shares of its common stock pursuant to the 2017 Sales Agreement during the three and nine months ended September 30, 2019, respectively, for net proceeds of $23.9 and $34.5 million, respectively, after deducting issuance costs. As of September 30, 2020, $72.0 million of common stock remained available for sale under the 2017 Form S-3, which subsequently expired in October 2020.

In August 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which the Company sold an aggregate of 2,750,000 shares of its common stock at a price of $8.00 per share, for aggregate net proceeds of $21.7 million, after deducting offering expenses payable by the Company. In a concurrent private placement, the Company issued the Investors warrants to purchase an aggregate of 2,750,000 shares of its common stock (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant is exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $15.00 per share. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the Warrants may be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, the Company granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. The common stock and warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from

Equity (“ASC 480”), and the net proceeds from the transaction were recorded as a credit to additional paid-in capital. As of September 30, 2020, none of the Warrants have been exercised.

In December 2018, the Company entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.00001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.00001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s  common stock, subject to certain exceptions. In accordance with Accounting Standards Codification Topic 505, Equity, the Company recorded the retirement of the common stock exchanged as a reduction of common stock shares outstanding and a corresponding debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants are classified as equity in accordance with ASC 480, and fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. During the second quarter of 2019, Exchange Warrants to purchase 600,000 shares were net exercised, resulting in the issuance of 599,997 shares of common stock. As of September 30, 2020, 400,000 of the Exchange Warrants remain unexercised

In October 2019, the Company filed a registration statement on Form S-3 (File No. 333-234414) that was declared effective as of November 22, 2019 and permits the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $250.0 million of its common stock, preferred stock, debt securities and warrants (the “2019 Form S-3”). Up to a maximum of $75.0 million of the maximum aggregate offering price of $250.0 million may be issued and sold pursuant to an ATM financing facility under a sales agreement entered into by the Company on November 27, 2019 (the “2019 Sales Agreement”). In May 2020, the Company completed an underwritten public offering of 7,000,000 shares of common stock at a public offering price of $14.00 per share, and issued an additional 1,050,000 shares of its common stock at a price of $14.00 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs paid by the Company, were $105.3 million. The Company sold 333,047 and 1,565,840 shares of its common stock pursuant to the 2019 Sales Agreement during the three and nine months ended September 30, 2020, respectively, for net proceeds of $6.4 million and $23.0 million, respectively, after deducting issuance costs. As of September 30, 2020, a total of $113.5 million of common stock remained available for sale under the 2019 Form S-3, $51.2 million of which remained available for sale under the ATM financing facility.

Note 12. Equity Plans

Equity Incentive Plan

In July 2016, the Company’s board of directors and stockholders approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) to replace the 2007 Stock Option Plan. The 2016 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2016 Plan expire no later than ten years from the date of grant. As of September 30, 2020, 552,511 shares were available for issuance under the 2016 Plan.

Inducement Plan

In May 2018, the Company’s board of directors approved the 2018 Inducement Plan, a non-stockholder approved stock plan, under which it reserved and authorized up to 750,000 shares of the Company’s common stock in order to award options and restricted stock unit awards to persons that were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company, within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. The 2018 Inducement Plan is administered by the board of directors or the Compensation Committee of the board, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2018 Inducement Plan expire no later than ten years from the date of grant. On February 18, 2020, the Compensation Committee of the board approved the amendment and restatement of the 2018 Inducement Plan (the “Amended and Restated Inducement Plan”) to provide for the reservation of an additional 500,000 shares of the Company’s common stock for issuance under the Amended and Restated Inducement Plan. As of September 30, 2020, 630,000 shares were available for issuance under the Amended and Restated Inducement Plan.

Stock Options

Stock option activity under the Company’s equity incentive and inducement plans is set forth below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life (years)	Value (1)
				(in millions)
Balances at December 31, 2019	3,681,521	$11.64	7.78
Options granted	1,370,600	10.32
Options exercised	(257,714)	7.34
Options forfeited	(197,588)	11.88
Balances at September 30, 2020	4,596,819	$11.47	7.81	$38.8
Options exercisable – September 30, 2020	2,464,699	$12.15	6.82	$19.6
Options vested and expected to vest – September 30, 2020	4,596,819	$11.47	7.81	$38.8
(1)	The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on September 30, 2020. The calculation excludes options with an exercise price higher than the closing price of the Company’s common stock on September 30, 2020.

During the nine months ended September 30, 2020, the estimated weighted-average grant-date fair value of common stock underlying options granted to employees was $6.82 per share.

Stock Options Valuation Assumptions

The fair value of employee stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected term (in years)	5.27 - 6.08	5.00 - 6.08	5.27 - 6.08	5.00 - 6.08
Expected volatility	84.5% - 85.1%	61.0% - 63.4%	72.1% - 85.1%	61.0% - 63.4%
Risk-free interest rate	0.23% - 0.40%	1.42% - 1.90%	0.23% - 1.44%	1.42% - 2.58%
Dividend yield	—	—	—	—

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

Restricted Stock Units

Restricted stock unit activity under the Company’s equity incentive plans is set forth below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2019	278,482	$10.08
Granted	142,000	7.80
Vested	(131,147)	9.52
Forfeited	(26,727)	8.97
Unvested at September 30, 2020	262,608	$9.24

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“2016 ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period. During the three and nine months ended September 30, 2020, a total of 35,781 and 92,523 shares of common stock were issued under the 2016 ESPP, respectively, and 757,647 shares remain available for issuance.

Stock-Based Compensation

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$1,006	$1,137	$3,098	$3,237
General and administrative	882	1,064	2,834	2,956
Total stock-based compensation expense	$1,888	$2,201	$5,932	$6,193

As of September 30, 2020, total unrecognized stock-based compensation expense was approximately $14.7 million, which the Company expects to recognize over a weighted-average period of approximately 2.8 years.

Note 13. Income Taxes

The Company recorded income tax expense of $1.3 million for the nine months ended September 30, 2020, representing an effective income tax rate of 2.8%. No income tax expense was recorded for the three months ended September 30, 2020. The Company recorded income tax benefit of $0.1 million and $1.5 million for the three and nine months ending September 30, 2019, respectively, representing an effective income tax rate of (0.6)% and (2.5)%, respectively. Income tax for all periods presented was primarily related to foreign income tax. During the second quarter of 2020, the Company’s Australia subsidiary sold beneficial rights to discovery intellectual property to its U.S. entity, and the U.S. entity reimbursed the Australia subsidiary for certain direct development costs. Upon completion of the sale, the Company analyzed tax planning strategies and future income and concluded that a valuation allowance is necessary for its Australia subsidiary. Income tax expense for the nine months ended September 30, 2020 reflects this sale of intellectual property rights, cost reimbursements and related adjustments to the deferred tax asset, establishing a valuation allowance and certain uncertain tax position liabilities. Income tax benefit for the nine months ended September 30, 2019 included a discrete tax benefit of approximately $1.1 million for the 2017 Australia refundable research and development tax offset. The Company’s effective income tax rate for all periods presented differs from the Company’s federal statutory rate of 21%, primarily because its U.S. loss cannot be benefited due to the full valuation allowance position and reduced by foreign taxes.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 pandemic. GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of the annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, technical corrections on net operating loss carryforwards for fiscal year taxpayers and allows accelerated deduction qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined that there is no material impact to the income tax provision for the three and nine months ended September 30, 2020.

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

Note 14. Net Loss per Share

As the Company had net losses for the three and nine months ended September 30, 2020 and 2019, respectively, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(7,763)	$(16,409)	$(47,264)	$(59,686)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	37,386,881	26,956,957	32,647,524	25,315,512
Net loss per shares, basic and diluted	$(0.21)	(0.61)	$(1.45)	$(2.36)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share computations for the periods presented because their inclusion would be anti-dilutive:

	September 30,
	2020	2019
Options to purchase common stock	4,596,819	3,709,631
Common stock warrants	2,750,000	2,750,000
Restricted stock units	262,608	284,445
ESPP shares	28,618	41,263
Total	7,638,045	6,785,339

Note 15. Restructuring

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

Note 16. Subsequent Event

The Company sold 917,879 shares of its common stock under its ATM financing facility pursuant to the 2019 Sales Agreement during the period from October 1, 2020 through the date of issuance of this Quarterly Report on Form 10-Q. Net proceeds were $18.9 million, after deducting issuance costs. As of the date of issuance of this Quarterly Report on Form 10-Q, a total of $94.2 million of common stock remained available for sale under the 2019 Form S-3, $31.9 million of which remained available for sale under the ATM financing facility.

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

Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors. In particular, statements, whether expressed or implied, concerning, among other things, the potential for our programs, the timing of our clinical trials, the potential for eventual regulatory approval and commercialization of our product candidates and our potential receipt of milestone payments and royalties under our collaboration agreements, future operating results or the ability to generate sales, income or cash flow, and the impact of the ongoing COVID-19 pandemic are forward-looking statements. They involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those discussed in Part II, Item 1A, of this Quarterly Report. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. “Protagonist,” the Protagonist logo and other trademarks, service marks and trade names of Protagonist are registered and unregistered marks of Protagonist Therapeutics, Inc. in the United States and other jurisdictions.

Overview

We are a clinical-stage biopharmaceutical company that utilizes a proprietary technology platform to discover and develop novel peptide-based drugs to address significant unmet medical needs and transform existing treatment paradigms for patients. We have three assets in various stages of clinical development derived from this platform.

Our Product Pipeline

Our most advanced clinical asset, PTG-300, is an injectable hepcidin mimetic in development for the potential treatment of erythrocytosis, iron overload and other blood disorders. Hepcidin is a key hormone in regulating iron equilibrium and is critical to the proper development of red blood cells. PTG-300 mimics the effect of the natural hormone hepcidin, but with greater potency, solubility and stability. We initiated a Phase 2 study in polycythemia vera (“PV”) in the third quarter of 2019 and a Phase 2 study in hereditary hemochromatosis (“HH”) in January 2020. Preliminary and early results from our initial Phase 2 PV efficacy data from a small number of patients demonstrates the ability of PTG-300 to eliminate the need for phlebotomy by controlling hematocrit levels below 45% on an individual patient basis. The American Society for Hematology has accepted four posters and one oral presentation relating to PTG-300 for its virtual annual meeting to be held in December 2020, including updated Phase 2 results for PTG-300 in PV. PTG-300 has a unique mechanism of action in the potential treatment of PV, which allows it to decrease and maintain hematocrit levels within the range of recommended clinical guidelines without causing the iron deficiency that may occur with frequent phlebotomy. We have announced the selection of PV as our first indication for a potential pivotal study to begin in 2021. In June 2020, the U.S. Food and Drug Administration granted orphan drug designation for PTG-300 for the treatment of PV. In October 2020, the European Medicines Agency granted orphan drug designation for PTG-300 for the treatment of PV. We discontinued development of PTG-300 for anemia associated with beta-thalassemia and myelodysplastic syndromes during the first quarter of 2020 and are redirecting the majority of our PTG-300 efforts to the PV indication, while also continuing our exploration of PTG-300 in HH.

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

PTG-200 (also referenced as JNJ-67864238) is an orally delivered gut-restricted Interleukin-23 receptor (“IL-23R”) antagonist for the treatment of IBD. In May 2017, we entered into a worldwide license and collaboration agreement with Janssen Biotech, Inc. (“Janssen”), a Johnson & Johnson company, to co-develop and co-detail PTG-200 and certain related compounds for all indications, including IBD. The agreement with Janssen was amended in May 2019 to expand the collaboration by supporting efforts towards second-generation IL-23R antagonists, triggering a $25.0 million milestone payment to us. In January 2020, as part of the expanded research collaboration, we announced the identification and nomination of an orally delivered IL-23R antagonist peptide as a second-generation development candidate, triggering a $5.0 million milestone payment to us. See Note 3 to the condensed consolidated financial statements included elsewhere in this report for additional information. Janssen initiated a global Phase 2 clinical study for PTG-200 in moderate-to-severe Crohn’s disease in the fourth quarter of 2019. Because of the COVID-19 pandemic, we have suspended guidance on a timeline for PTG-200 Phase 2 study completion. In October 2020, we announced the selection of two second-generation IL-R antagonists for advancement into clinical development, PN-235 (also referenced as JNJ-77242113) and PN-232 (also referenced as JNJ-75105186). We expect to initiate a Phase 1 study of PN-235 in the fourth quarter of 2020. The advancement of three different oral co-development candidates provides us with several strategic options for development in multiple indications. We are also continuing our joint research efforts to identify additional IL-23R antagonists.

PN-943 is an orally delivered, gut-restricted, alpha-4-beta-7 (“α4β7”) specific integrin antagonist. We developed PN-943 as a potentially more potent orally delivered, gut-restricted α4β7 backup compound to PTG-100, our first-generation orally delivered gut-restricted α4β7 inhibitor that was being developed for treatment of IBD. In 2019, we completed a Phase 1 single ascending dose (“SAD”) and multiple ascending dose (“MAD”) clinical study of PN-943 in healthy volunteers to evaluate safety, pharmacokinetics and pharmacodynamics. The pharmacodynamic results indicated that the administration of PN-943 was well tolerated with results of target engagement that were supportive of the higher potency of PN-943 as compared to PTG-100. We submitted a U.S. IND for PN-943 in December 2019, which took effect in January 2020, and have initiated a Phase 2 proof of concept study in UC. In light of the COVID-19 pandemic, we are continuing to review all aspects of the planned Phase 2 study and are suspending guidance on a timeline for study progress and completion.

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

The severity of the impact of the COVID-19 pandemic on our activities will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, including the severity of any additional periods of increases or spikes in the number of cases in the areas we and our suppliers operate and areas where our clinical trial sites are located. Accordingly, the extent and severity of the impact on our existing and planned clinical trials and collaboration activities, all of which are uncertain and cannot be predicted. We have experienced delays in our existing and planned clinical trials due to the worldwide impacts of the pandemic. Our future results of operations and liquidity could be adversely impacted by further delays in existing and planned clinical trials and collaboration activities, difficulty in recruiting patients for these clinical trials, supply chain disruptions, the ongoing impact on operating activities and employees and the ongoing impact of any initiatives or programs that we may undertake to address financial and operational challenges. As of the date of issuance of this Quarterly Report on Form 10-Q, the extent to which the COVID-19 pandemic may materially impact our future financial condition, liquidity or results of operations is uncertain.

Operations

We have incurred net losses in each year since inception and we do not anticipate achieving sustained profitability in the foreseeable future. Our net loss was $7.8 million and $47.3 million for the three and nine months ended September 30, 2020, respectively. Our net loss was $16.4 million and $59.7 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $264.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development, including clinical development activities under our worldwide license and collaboration agreement with Janssen, and, as a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approval for, our product candidates.

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

The Black-Scholes option-pricing model requires the use of subjective assumptions which determine the fair value of stock-based awards. Expected volatility generally requires significant judgement to determine. Prior to January 1, 2020, our expected volatility was estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. Beginning January 1, 2020, our expected volatility was estimated based upon a mix of 75% of the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants and 25% of the volatility of our own stock price since our initial public offering in August 2016. These comparable companies are chosen based on their similar size, stage in the life cycle, or area of specialty. We will continue to apply this process until a longer period of historical information regarding the volatility of our own stock price becomes available.

There have been no other material changes in our critical accounting policies during the three and nine months ended September 30, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 10, 2020.

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

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Clinical and development expense — PTG-300	$8,322	$9,598	$22,881	$23,414
Clinical and development expense — PN-943	3,847	4,734	17,867	14,974
Clinical and development expense — PTG-200	183	3,480	1,108	7,333
Clinical and development expense — PTG-100	114	(737)	307	198
Pre-clinical and drug discovery research expense	3,779	783	13,695	3,053
Grants and incentives (reimbursement) expense, net	(250)	(565)	(838)	120
Total research and development expenses	$15,995	$17,293	$55,020	$49,092

We expect our clinical development expenses will increase as we progress our product candidates into later stage clinical trials, expand the number of ongoing clinical trials, advance development activities under the Janssen License and Collaboration Agreement, advance our discovery research projects into the pre-clinical stage and continue our early stage research. The process of conducting research, identifying potential product candidates and conducting pre-clinical and clinical trials necessary to obtain regulatory approval is costly and time intensive. We may never succeed in achieving marketing approval for our product candidates regardless of our costs and efforts. The probability of success of our product candidates may be affected by numerous factors, including pre-clinical data, clinical data, competition, manufacturing capability, our ability to receive, and the timing of, regulatory approvals, market conditions, and our ability to successfully commercialize our products if they are approved for marketing. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. Our research and development programs are subject to change from time to time as we evaluate our priorities and available resources.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

	Three Months Ended
	September 30,		Dollar	%
	2020	2019	Change	Change

	(Dollars in thousands)
License and collaboration revenue - related party	$13,114	$4,141	$8,973	217
Operating expenses:
Research and development (1)	15,995	17,293	(1,298)	(8)
General and administrative (2)	4,891	4,015	876	22
Total operating expenses	20,886	21,308	(422)	(2)
Loss from operations	(7,772)	(17,167)	9,395	(55)
Interest income	87	762	(675)	(89)
Interest expense	(19)	—	(19)	100
Other expense, net	(59)	(106)	47	(44)
Loss before income tax benefit	(7,763)	(16,511)	8,748	(53)
Income tax benefit	—	102	(102)	(100)
Net loss	$(7,763)	$(16,409)	$8,646	(53)
(1)	Includes $1.0 million and $1.1 million of non-cash stock-based compensation expense for the three months ended September 30, 2020 and 2019, respectively.
(2)	Includes $0.9 million and $1.1 million of non-cash stock-based compensation expense for the three months ended September 30, 2020 and 2019, respectively.

License and Collaboration Revenue

License and collaboration revenue increased $9.0 million, or 217%, from $4.1 million for the three months ended September 30, 2019 to $13.1 million for the three months ended September 30, 2020. The increase in license and collaboration revenue was primarily due to an update in the amounts forecast for future services remaining to be performed under the Janssen License and Collaboration Agreement, correspondingly increasing our overall cumulative percentage of completion of our performance obligation during the third quarter of 2020, combined with continued performance and delivery of services under the ongoing Janssen License and Collaboration Agreement.

We have determined that the transaction price of the initial performance obligation under the Janssen License and Collaboration Agreement was $99.4 million as of September 30, 2020, a decrease of $14.5 million from the transaction price of $113.9 million as of June 30, 2020. In order to determine the transaction price, we evaluated all payments expected to be received during the duration of the contract, net of development costs reimbursement expected to be payable to Janssen. We determined that the transaction price of the initial performance obligation includes the $50.0 million upfront payment, the $25.0 million payment received upon the effectiveness of the First Amendment, the $5.0 million payment triggered by the successful nomination of a second-generation compound, $18.4 million of reimbursement from Janssen for services performed for PTG-200 Phase 2 and for second-generation compound research costs and other services, and estimated variable consideration consisting of a $7.5 million milestone payment subject to the completion of a Phase 1 study for a second-generation compound, offset by $6.5 million of net cost reimbursement to Janssen for services performed. The decrease in transaction price from June 30, 2020 to September 30, 2020 was due primarily to a decrease in the forecast of remaining services to be provided under the initial performance obligation. We re-evaluate the transaction price each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Research and Development Expenses

Research and development expenses decreased $1.3 million, or 8%, from $17.3 million for the three months ended September 30, 2019 to $16.0 million for the three months ended September 30, 2020. The decrease was primarily due to a $3.3 million decrease in costs related to PTG-200 where Janssen is responsible for 80% of Phase 2 development costs, a $1.3 million decrease in PTG-300 clinical trial and development costs due primarily to the discontinuation of PTG-300 activities for beta-thalassemia, and a decrease of $0.9 million in PN-943 clinical trial and development costs. These decreases were partially offset by a $3.0 million increase in pre-clinical and discovery research expense, including pre-clinical costs related to our second-generation research collaboration efforts with Janssen, a $0.9 million increase in costs related to PTG-100 due to credit adjustments related to the winding down of activities recognized during the third quarter of 2019, and a $0.3 million increase in grant and incentive reimbursements.

General and Administrative Expenses

General and administrative expenses increased $0.9 million, or 22%, from $4.0 million for the three months ended September 30, 2019 to $4.9 million for the three months ended September 30, 2020 primarily due to increases of $0.8 million in legal expenses, $0.2 million in insurance costs and $0.2 million in salaries expense to support the growth of our operations, partially offset by a $0.3 million decrease in accounting fees.

Interest Income

Interest income decreased $0.7 million, or 89%, from $0.8 million for the three months ended September 30, 2019 to $0.1 million for the three months ended September 30, 2020. This decrease was due primarily to the declining interest rate environment and a change in the mix of marketable securities compared to the prior year period, despite higher interest-earning asset balances.

Income Tax Benefit

Income tax benefit decreased $0.1 million, or 100%, from $0.1 million for the three months ended September 30, 2019 to zero for the three months ended September 30, 2020. Our effective income tax rate was 0% for the three months ended September 30, 2020 as compared to (0.6)% for the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended
	June 30,		Dollar	%
	2020	2019	Change	Change

	(Dollars in thousands)
License and collaboration revenue - related party	$22,978	$(2,488)	$25,466	(1,024)
Operating expenses:
Research and development (1)	55,020	49,092	5,928	12
General and administrative (2)	13,644	11,642	2,002	17
Total operating expenses	68,664	60,734	7.930	13
Loss from operations	(45,686)	(63,222)	17,536	(28)
Interest income	820	2,134	(1,314)	(62)
Interest expense	(471)	—	(471)	100
Loss on early repayment of debt	(585)	—	(585)	100
Other expense, net	(37)	(145)	108	74
Loss before income tax (expense) benefit	(45,959)	(61,233)	15,274	(25)
Income tax (expense) benefit	(1,305)	1,547	(2,852)	(184)
Net loss	$(47,264)	$(59,686)	$12,422	(21)

(1)	Includes $3.1 million and $3.2 million of non-cash stock-based compensation expense for the nine months ended September 30, 2020 and 2019, respectively.
(2)	Includes $2.8 million and $3.0 million of non-cash stock-based compensation expense for the nine months ended September 30, 2020 and 2019, respectively.

License and Collaboration Revenue

License and collaboration revenue increased $25.5 million, or 1,024%, from ($2.5) million for the nine months ended September 30, 2019 to $23.0 million for the nine months ended September 30, 2020. The increase in license and collaboration revenue was primarily due to an update in the amounts forecast for future services remaining to be performed under the Janssen License and Collaboration Agreement, correspondingly increasing our overall cumulative percentage of completion of our performance obligation during the third quarter of 2020, coupled with continued performance and delivery of services under the ongoing Janssen License and Collaboration Agreement. The increase in license and collaboration revenue also included the impact of a previously reported one-time cumulative adjustment related to the application of revenue recognition principles following the May 2019 amendment of the Janssen License and Collaboration Agreement that reduced revenue by $9.4 million for the nine months ended September 30, 2019. The contract modification resulted in an increase in the transaction price and additional deliverables under the initial performance obligation, leading to an overall corresponding decrease in the cumulative percentage of completion of our performance obligation for the Janssen License and Collaboration Agreement during the second quarter of 2019. In addition, revenue increased during the nine months ended September 30, 2020 due to an increase in services provided under the initial performance obligation, as well as additional services performed outside of the initial performance obligation.

Research and Development Expenses

Research and development expenses increased $5.9 million, or 12%, from $49.1 million for the nine months ended September 30, 2019 to $55.0 million for the nine months ended September 30, 2020. The increase was primarily due to an increase of $10.6 million in pre-clinical and discovery research expense, including pre-clinical costs related to our second generation research collaboration efforts with Janssen and an increase of $2.9 million in PN-943 clinical trial and development costs including Phase 2 trial costs. These increases were partially offset by a decrease of $6.2 million in costs related to PTG-200 where Jansen is responsible for 80% of Phase 2 development costs, a $1.0 million increase in grant and incentive reimbursements and a decrease of $0.5 million in PTG-300 clinical trial and development costs due primarily to the discontinuation of PTG-300 activities for beta-thalassemia.

General and Administrative Expenses

General and administrative expenses increased $2.0 million, or 17%, from $11.6 million for the nine months ended September 30, 2019 to $13.6 million for the nine months ended September 30, 2020 primarily due to increases of $1.1 million in legal expenses, $0.7 million in insurance costs and $0.6 million in salaries expense to support the growth of our operations, partially offset by a $0.3 million decrease in accounting fees.

Interest Income

Interest income decreased $1.3 million, or 62%, from $2.1 million for the nine months ended September 30, 2019 to $0.8 million for the nine months ended September 30, 2020. This decrease was due primarily to the declining interest rate environment and a change in the mix of marketable securities compared to the prior year period, despite higher interest-earning asset balances.

Interest Expense

Interest expense of $0.5 million for the nine months ended September 30, 2020 reflects contractual interest, amortization of origination fees and other issuance costs, and accretion of final payment fees on our term loan that funded in October 2019 and was repaid in full in June 2020. We had no debt outstanding during the nine months ended September 30, 2019.

Loss on Early Repayment of Debt

Loss on early repayment of debt of $0.6 million for the nine months ended September 30, 2020 reflects prepayment and final payment fees paid incurred in connection with the repayment of our term loan that was funded in October 2019 and was repaid in full in June 2020. We had no debt outstanding during the nine months ended September 30, 2019.

Income Tax Expense

Income tax expense increased $2.8 million, or 184%, from an income tax benefit of $1.5 million for the nine months ended September 30, 2019 to income tax expense of $1.3 million for the nine months ended September 30, 2020. Our effective interest rate was 2.8% for the nine months ended September 30, 2020 as compared to (2.5)% for the nine months ended September 30, 2019. During the second quarter of 2020, our Australia subsidiary sold beneficial rights to discovery intellectual property to our U.S. entity, and the U.S. entity reimbursed the Australia subsidiary for certain direct development costs. Upon completion of the sale, we analyzed tax planning strategies and future income and concluded that a valuation allowance is necessary for our Australia subsidiary. Income tax expense for the nine months ended September 30, 2020 reflects this sale of intellectual property rights, cost reimbursements and related adjustments to the deferred tax asset, establishing a valuation allowance and certain uncertain tax position liabilities. Income tax benefit for the nine months ended September 30, 2019 included a discrete tax benefit of approximately $1.1 million for the 2017 Australia refundable R&D tax offset.

Liquidity and Capital Resources

As of September 30, 2020, we had $200.0 million of cash, cash equivalents and marketable securities and an accumulated deficit of $264.9 million. Our operations have been financed by net proceeds from the sale of shares of our common stock, payments under the Janssen License and Collaboration Agreement and proceeds from our long-term debt. During the third quarter of 2017 we received a non-refundable, upfront payment of $50.0 million from Janssen. During the second quarter of 2019, we received a nonrefundable $25.0 million payment from Janssen upon execution of the First Amendment. During the first quarter of 2020, we received a nonrefundable $5.0 million payment from Janssen.

In 2017, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (File No. 333-220314) that was declared effective as of October 5, 2017 and permits the offering, issuance, and sale by us of up to a maximum aggregate offering price of $200.0 million of our common stock, preferred stock and certain debt securities (the “2017 Form S-3”). Up to a maximum of $50.0 million of the maximum aggregate offering price of $200.0 million may be issued and sold pursuant to an ATM financing facility under a sales agreement (the “2017 Sales Agreement”). The 2017 Sales Agreement was terminated in 2019. We sold 1,924,957 and 2,846,641 shares of our common stock pursuant to the 2017 Sales Agreement during the three and nine months ended September 30, 2019, respectively, for net proceeds of $23.9 million and $34.5 million, respectively, after deducting issuance costs. As of September 30, 2020, $72.0 million of common stock remained available for sale under the 2017 Form S-3, which subsequently expired in October 2020.

In August 2018, we entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which we sold an aggregate of 2,750,000 shares of our common stock at a price of $8.00 per share, for aggregate net proceeds of $21.7 million, after deducting offering expenses payable by us. In a concurrent private placement, we issued the Investors warrants to purchase an aggregate of 2,750,000 shares of our common stock (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant is exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of our common stock have an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of our common stock have an exercise price of $15.00 per share. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the Warrants may be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, we granted the Investors certain registration rights with respect to the Warrants and the

Warrant Shares. The common stock and Warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and the net proceeds from the transaction were recorded as a credit to additional paid-in capital. As of September 30, 2020, none of the Warrants have been exercised.

In December 2018, we entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which we exchanged an aggregate of 1,000,000 shares of our common stock, par value $0.00001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.00001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of our common stock, subject to certain exceptions. In accordance with Accounting Standards Codification Topic 505, Equity , we recorded the retirement of the common stock exchanged as a reduction of common stock shares outstanding and a corresponding debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants are classified as equity in accordance with ASC 480, and fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. We determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. During second quarter of 2019, Exchange Warrants to purchase 600,000 shares were net exercised, resulting in the issuance of 599,997 shares of common stock. As of September 30, 2020, 400,000 of the Exchange Warrants remain unexercised.

In October 2019, we filed a registration statement on Form S-3 (File no. 333-234414) that was declared effective as of November 22, 2019 and permits the offering, issuance, and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities and warrants (the “2019 Form S-3”). Up to a maximum of $75.0 million of the maximum aggregate offering price of $250.0 million may be issued and sold pursuant to an ATM financing facility under a sales agreement we entered into on November 27, 2019 (the “2019 Sales Agreement”). In May 2020, we completed an underwritten public offering of 7,000,000 shares of common stock at a public offering price of $14.00 per share, and issued an additional 1,050,000 shares of our common stock at a price of $14.00 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs paid by us, were $105.3 million. We sold 333,047 and 1,565,840 shares of common stock pursuant to the 2019 Sales Agreement during the three and nine months ended September 30, 2020, respectively, for net proceeds of $6.4 million and $23.0 million, respectively, after deducting issuance costs. As of September 30, 2020, a total of $113.5 million of common stock remained available for sale under the 2019 Form S-3, $51.2 million of which remained available for sale under the ATM financing facility.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019

	(In thousands)
Cash used in operating activities	$(53,617)	$(27,238)
Cash used in investing activities	(16,563)	(41,156)
Cash provided by financing activities	120,645	36,257

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2020 was $53.6 million, consisting of our net loss of $47.3 million and a net change of $16.0 million in net operating assets, partially offset by $9.7 million in non-cash charges. Non-cash charges were primarily comprised of $5.9 million of stock-based compensation, a $1.4 million change in net deferred tax asset, $1.3 million of operating lease ROU asset amortization, a $0.6 million loss on early prepayment of long-term debt and $0.6 million of depreciation and amortization, partially offset by $0.2 million of net accretion of discount on marketable securities. The change in net operating assets and liabilities was primarily due to a decrease of $20.7 million in deferred revenue related to the Janssen License and Collaboration Agreement, a $1.6 million increase in prepaid expenses and other assets, a $1.5 million decrease in operating lease liability, and a $0.5 million increase in Australia research and development incentive receivable, partially offset by a decrease of $4.0 million in receivable from collaboration partner, an increase of $3.1 million in accrued expenses and other liabilities, an increase of $0.8 million in accrued expenses and other payables, and an increase of $0.2 million in other liability.

Cash used in operating activities for the nine months ended September 30, 2019 was $27.2 million, consisting of our net loss of $59.7 million, partially offset by a net change of $26.4 million in net operating assets and non-cash charges of $6.1 million. The change in net operating assets and liabilities was primarily due to a net increase of $30.5 million in deferred revenue related to the Janssen License and Collaboration Agreement, a decrease of $2.6 million in receivable from collaboration partner and a decrease of $1.2 million in research and development tax incentive receivable, net, partially offset by a decrease of $4.2 million in accounts payable, an increase of $1.6 million in prepaid expenses and other current assets, a decrease of $1.4 million in operating lease liability and a decrease of $0.8 million in accrued expenses and other payables. Noncash charges were primarily comprised of $6.2 million of stock-based compensation, $1.3 million of operating lease ROU asset amortization and $0.5 million of depreciation and amortization, partially offset by $1.5 million of deferred tax benefit and $0.4 million of net accretion of discount on available-for-sale securities.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2020 was $16.6 million, consisting of purchases of marketable securities of $147.6 million and purchases of property and equipment of $0.3 million, partially offset by proceeds from maturities of marketable securities of $131.4 million.

Cash used in investing activities for the nine months ended September 30, 2019 was $41.2 million, consisting of purchases of available-for-sale securities of $117.8 million and purchases of property and equipment of $0.8 million, partially offset by proceeds from maturities of available for sale securities of $77.4 million

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2020 was $120.6 million, consisting primarily of cash proceeds from our public offering of common stock of $105.5 million, cash proceeds from ATM sales of $23.2 million, and proceeds from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan of $2.5 million, partially offset by early repayment of long-term debt of $10.5 million.

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

Contractual Obligations and Other Commitments

During the three and nine months ended September 30, 2020, with the exception of early repayment of debt during the three months ended June 30, 2020, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 10, 2020.

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

We had $200.0 million and $133.0 million in cash, cash equivalents and marketable securities at September 30, 2020 and December 31, 2019, respectively. Cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Marketable securities consist of corporate bonds, commercial paper and government bonds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. Based on our interest rate sensitivity analysis, an immediate 1% increase in interest rates would increase our interest income by approximately $1.5 million, while an immediate 1% decrease in interest rates would decrease our interest income by approximately $0.3 million.

Approximately $2.3 million and $0.6 million of our cash balance was located in Australia at September 30, 2020 and December 31, 2019, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on our results of operations.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 23, 2020, we initiated arbitration proceedings with the International Court of Arbitration of the International Chamber of Commerce against Zealand Pharma A/S (“Zealand”) related to a collaboration agreement we and Zealand entered into in 2012 and terminated in 2014. The agreement provides for certain post-termination payment obligations to Zealand with respect to compounds related to the collaboration that we elect to further develop and meet specified conditions. In our arbitration claim, we are seeking a declaration that we have no past, present or future milestone or royalty payment obligations under the agreement with respect to PTG-300 because PTG-300 is not a compound relating to the collaboration for which post-termination payments to Zealand apply. We are also seeking repayment of $1.0 million in milestone payments we have made, as well as our costs, fees, and expenses of the proceeding. Zealand disputes our claims and has filed counterclaims for payment of an additional $1.0 million future milestone, as well as payment of their arbitration costs, fees and expenses. The arbitration is pending. If Zealand prevails in the arbitration, we could be required to make contractual payments to Zealand described in our prior periodic reports filed with the Securities and Exchange Commission. Those payments could include milestone payments for the achievement of certain development, regulatory and sales milestone events, and a low single digit royalty on worldwide net sales of PTG-300.

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

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. Since then, the virus has spread to numerous other countries, including the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. The extent to which the COVID-19 pandemic impacts our business will continue to depend on future developments, which are highly uncertain and cannot be predicted, such as the ultimate geographic spread of the disease, the duration of the outbreak, the development of a vaccine or other treatments, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain, ameliorate the impact of and treat the disease and to address its impact, including on financial markets or otherwise. Countries and territories, including the United States, are in varying stages of restrictions and re-openings to address the COVID-19 pandemic. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. As the COVID-19 pandemic continues, we could experience disruptions that could severely impact our business, current and planned clinical trials and preclinical and discovery research, including:

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

In addition in March 2020, the health officers of six San Francisco Bay Area counties, including Alameda County where our headquarters are located, issued a “shelter-in-place” order, effective March 17, 2020, and on March

19, 2020, the Governor of California, the State Public Health Officer and Director of the California Department of Public Health, ordered all individuals in the State of California to stay home or at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. Following updated guidance issued by federal, state and local authorities, our laboratory facilities remain open for research activities that cannot be conducted remotely, with heightened safety measures designed to minimize occupational exposure and reduce transmission of COVID-19 within our workplace. As a result of such county and California state orders and subsequent updated guidance, our non-laboratory employees telecommute at least part-time, which may impact certain of our operations over the near term and long term. Although our laboratory facilities remain open on this basis under these heightened safety measures, we may be forced to, or determine that we should, resume a more restrictive remote work model, whether as a result of spikes or surges in COVID-19 infection, positivity or hospitalization rates or otherwise. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

We have incurred significant operating losses since our inception. Our net loss for the three months and nine months ended September 30, 2020 was $7.8 million and $47.3 million, respectively. Our net loss for the three and nine months ended September 30, 2019 was $16.4 million and $59.7 million, respectively. As of September 30, 2020, we had an accumulated deficit of $264.9 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development, including clinical development activities under the Janssen License and Collaboration Agreement, and as a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approvals for, our peptide-based product candidates.

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

As of September 30, 2020, we had cash, cash equivalents and marketable securities of $200.0 million. Based upon our current operating plan and expected expenditures, we believe that our existing cash, cash equivalents, and marketable securities and proceeds from our debt facility will be sufficient to fund our operations for at least the next 12 months. However, we expect that we will need to raise substantial additional funds in the future in order to complete clinical development or commercialize any of our product candidates. Our funding requirements and the timing of our need for additional capital are subject to change based on a number of factors, including:

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

Under the terms of the Janssen License and Collaboration Agreement, Janssen may terminate the Janssen License and Collaboration Agreement for convenience and without cause on written notice of a certain period. In addition, Janssen will generally retain control over the further clinical development of PTG-200 and the clinical development of second-generation compounds. Janssen’s decisions with respect to such development will affect the timing and availability of potential future opt-in, milestone and royalty payments, if any. If the research program or the Janssen License and Collaboration Agreement are terminated early, or if Janssen’s development activities are terminated early or suspended for an extended period of time, or are otherwise unsuccessful, our business and business prospects would be materially adversely affected.

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

arbitration that diverts management attention and resources, for example, we have filed a demand for arbitration against Zealand Pharma A/S in the International Court of Arbitration of the International Chamber of Commerce based, in part, on a dispute related to the termination of a collaboration agreement;
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

PTG-300 has received orphan drug designation for the treatment of patients with PV from the FDA and the EU. Despite this designation, we may be unable to maintain the benefits associated with orphan drug status, including market exclusivity. We may not be the first to obtain regulatory approval of a product candidate for any orphan-designated indication that we may pursue due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the orphan-designated disease or condition. Further, even if we obtain orphan drug designation exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may receive and be approved for the same condition, and only the first applicant to receive approval will receive the benefits of marketing exclusivity. Even after an orphan-designated product is approved, the FDA can subsequently approve a later drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. In addition, while we may seek orphan drug designation for our product candidates, we may never receive such designations.

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

For example, in the United States in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted to increase access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and the health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The law has continued the downward pressure on pharmaceutical pricing, especially under the Medicare program, and increased the industry’s regulatory burdens and operating costs.

There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the current administration to repeal or replace certain aspects of the ACA. Since January 2017, the President has signed

Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and the medical device tax and, effective January 1, 2021, also eliminates the health insurance tax. Further, the Bipartisan Budget Act of 2018 (the “BBA”) among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider other legislation to repeal or replace other elements of the ACA. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the current administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the current administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the current administration previously released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contained additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal health programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. Additionally, on July 24, 2020, the current president announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie certain Medicare Part B and Part D drug prices to international drug prices, the details of which were released on September 13, 2020; one that directs the U.S. Department of Health and Human Services, or HHS, to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. While some of the measures may require additional authorization to become effective, Congress and the current administration have both stated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare therapies, which could result in reduced demand for our peptide-based product candidates or additional pricing pressures. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, on August 6, 2020, the current administration issued another executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of companies around the world, including China. The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and promote the production of drug products in the United States.

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

As of September 30, 2020, we had 76 full-time equivalent employees, including 57 full-time equivalent employees engaged in research and development. As our development and commercialization plans and strategies develop and we continue to operate as a public company, we expect to need additional managerial, operational, scientific, sales, marketing, development, regulatory, manufacturing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. At September 30, 2020, we had a total of 37,314,873 shares of common stock outstanding, notwithstanding any potential exercises of outstanding options and issuance of shares under the employee stock purchase plan.

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

The comprehensive tax reform bill could adversely affect our business and financial condition.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchases of Shares or of Company Equity Securities

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-37852	3.1	8/16/2016
3.2	Amended and Restated Bylaws	S-1/A	333-212476	3.2	8/1/2016
10.1*	Severance Agreement, dated August 4, 2020, by and between Protagonist Therapeutics, Inc. and Don Kalkofen	10-Q	001-37852	10.1	8/6/2020
31.1+	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

PROTAGONIST THERAPEUTICS, INC.

Date: November 4, 2020	By:	/s/ Dinesh V. Patel, Ph.D.
`		Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 4, 2020	By:	/s/ Don Kalkofen
Don Kalkofen
Chief Financial Officer
(Principal Financial and Accounting Officer)