Form 10-K
period 2020-12-31
Protagonist Therapeutics, Inc
filed 2021-03-10
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   Yes ☒    No  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).   Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $640.7 million as of June 30, 2020, based upon the closing sale price on The Nasdaq Global Market reported on June 30, 2020. Excludes an aggregate of 522,160 shares of the registrant’s common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2020, the registrant assumed that a stockholder was an affiliate of the registrant at June 30, 2020 if such stockholder (i) beneficially owned 10% or more of the registrant’s common stock, as determined based on public filings and/or (ii) was an executive officer or director or was affiliated with an executive officer or director of the registrant at June 30, 2020. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

There were 43,808,308 shares of registrant’s Common Stock, par value $0.00001 per share, outstanding as of February 26, 2021.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders, to be filed subsequent to the date hereof with the Securities and Exchange Commission (“SEC”), are incorporated by reference into Part III of this report. Such proxy statement will be filed with the SEC not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

PROTAGONIST THERAPEUTICS, INC.

2020 FORM 10-K ANNUAL REPORT

PART I

Statements made in this Annual Report on Form 10-K contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report below, in “Item 1A. Risk Factors” and elsewhere in this Annual Report. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Item 1A. Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.

Under “Risks Related to the COVID-19 Pandemic” we describe risks to our business arising from the COVID-19 pandemic. The pandemic has and could continue to adversely impact our business, including our ongoing and planned clinical trials and preclinical and discovery research. The impacts on our business include, among others, delays to some of our ongoing clinical trials.

Under “Risks Related to Clinical Development” we describe risks related to on our ongoing clinical development efforts. They include, among others, the following:

●	We have no approved products and no historical product revenue, which makes it difficult to assess our future prospects and financial results.
●	We are heavily dependent on the success of our product candidates in clinical development.
●	Clinical development is a lengthy and expensive process with an uncertain outcome, and failure can occur at any stage of clinical development.
●	Our product candidates may cause undesirable side effects or have other properties adversely impacting safety that delay or prevent their regulatory approval, restrict their approved labeling, or otherwise limit their commercial opportunity.

Under “Risks Related to Financial Position and Capital Requirements” we describe risks associated with our financial position and future capital requirements. They include, among others, the following:

●	We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
●	We have never generated any revenue from product sales and may never be profitable.
●	We expect to require substantial additional funding.
●	Raising additional capital may cause dilution to our existing stockholders.

Under “Risks Related to Our Reliance on Third Parties” we describe risks related to our reliance on third parties. They include, among others, the following:

●	We rely on Janssen Biotech, Inc. (“Janssen”) to continue the development of product candidates subject to our license and collaboration with Janssen, and to successfully commercialize any resulting products.
●	Our existing or future collaborations with third parties may not be successful.
●	We rely on third parties to conduct our pre-clinical studies and clinical trials and are subject to risks associated with their businesses and performance of their obligations to us.
●	We rely on third party contract manufacturers to manufacture our drug substance and clinical drug product.

Under “Risks Related to Regulatory Approval” we describe risks related to the potential regulatory approval required to market our product candidates in the United States or other jurisdictions. If we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

Under “Risks Related to Commercialization of our Product Candidates” we describe risks related to the commercialization of any our product candidates that are eventually approved for marketing. We have no marketing and sales organization and may not be able to effectively market and sell any products or generate product revenue if any of our product candidates are approved for marketing. Also, if we commercialize our product candidates abroad, we will be subject to the risks of doing business outside of the United States.

Under “Risks Related to Our Business and Industry” we describe risks related to our business in general, and to our company in the biotechnology and pharmaceutical industry. They include, among others, the following:

●	We face significant competition from other biotechnology and pharmaceutical companies.
●	Our success depends on our ability to attract, retain and motivate qualified executives and other personnel.
●	We may experience difficulties in managing the growth of our organization.
●	We are subject to risks associated with information technology systems or breaches of data security.
●	Any misconduct by our employees, independent contractors, principal investigators, consultants and vendors could have a material adverse effect on our business.
●	Our headquarters is located near known earthquake fault zones.

Under “Risks Related to Our Intellectual Property” we describe risks related to the intellectual property that is critical to the success of our business. They include, among others, the following:

●	If we are unable to obtain or protect intellectual property rights related to our product candidates and technologies, we may not be able to compete effectively in our markets.

●	We may be involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and ultimately unsuccessful.
●	Patents covering our product candidates could be found invalid or unenforceable.
●	Third party claims of intellectual property infringement may prevent or delay our drug discovery and development efforts.

Under “Risks Related to Ownership of our Common Stock” we describe risks associated with owning our common stock. They include, among others, the following:

●	Our stock price has been and will likely continue to be volatile and may decline, regardless of our operating performance.
●	Any failure to maintain the adequacy of internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
●	Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, or make it difficult for stockholders to replace members of our board of directors.

Item 1.Business

Overview

We are a clinical-stage biopharmaceutical company that utilizes a proprietary technology platform to discover and develop novel peptide-based drugs to address significant unmet medical needs and transform existing treatment paradigms for patients. We have multiple clinical assets derived from this platform in development for multiple indications. Our clinical programs fall into two broad categories of diseases; (i) hematology and blood disorders, and (ii) inflammatory and immunomodulatory diseases.

Figure 1: Our Product Pipeline

*Subject to Covid-19 related delays

Our most advanced clinical asset, rusfertide (generic name for PTG-300) is an injectable hepcidin mimetic in development for the potential treatment of erythrocytosis, iron overload and other blood disorders. Hepcidin is a key hormone in regulating iron equilibrium and is critical to the proper development of red blood cells. Rusfertide mimics the effect of the natural hormone hepcidin, but with greater potency, solubility and stability. We initiated Phase 2 proof of concept (“POC”) studies in the blood disorders polycythemia vera (“PV”) in the third quarter of 2019 and hereditary hemochromatosis (“HH”) in January 2020. In December 2020, we presented four posters and one oral presentation relating to rusfertide at the American Society for Hematology’s virtual annual meeting, including updated interim Phase 2 results for rusfertide in PV. We believe these interim results provide evidence regarding the potential of rusfertide to eliminate the need for phlebotomy by controlling hematocrit levels below 45% on an individual patient basis. Rusfertide has a unique mechanism of action in the potential treatment of PV, which may enable it to decrease and maintain hematocrit levels within the range of recommended clinical guidelines without causing the iron deficiency that may occur with frequent phlebotomy.

We selected PV as our first indication for potential pivotal study in rusfertide and expect to complete patient enrollment in the ongoing Phase 2 clinical trial by mid-2021. We are consulting with regulatory authorities in the first half of 2021 to discuss the registrational clinical development plan. In June 2020, the U.S. Food and Drug Administration (“FDA”) granted orphan drug designation for rusfertide for the treatment of PV. In October 2020, the European Medicines Agency granted orphan drug designation for rusfertide for the treatment of PV. In December 2020, the FDA granted Fast Track designation for rusfertide for the treatment of PV. In addition, we expect to disclose preliminary data from our Phase 2 POC study in HH, our second indication, in the second half of 2021. We discontinued development of rusfertide for anemia associated with beta-thalassemia and myelodysplastic syndromes during the first half of 2020.

Our clinical assets PTG-943 and PTG-200 are orally delivered investigational drugs currently in development for inflammatory bowel disease (“IBD”), a gastrointestinal (“GI”) disease consisting primarily of ulcerative colitis (“UC”) and Crohn’s disease (“CD”), that are designed to block biological pathways currently targeted by marketed injectable antibody drugs. Our orally stable peptide approach may offer targeted delivery to the GI tissue compartment. We believe that, compared to antibody drugs, these product candidates have the potential to provide improved safety due to minimal exposure in the blood, increased convenience and compliance due to oral delivery, and the opportunity for the earlier introduction of targeted oral therapy. As a result, if successfully developed and approved, we believe they may transform the existing treatment paradigm for IBD.

PN-943 is an investigational, orally delivered, gut-restricted alpha-4-beta-7 (“α4β7”) specific integrin antagonist. We developed PN-943 as a potentially more potent orally delivered, gut-restricted α4β7 backup compound to PTG-100, our first-generation orally delivered gut-restricted α4β7 inhibitor that was being developed for treatment of IBD. In 2019, we completed a Phase 1 single ascending dose (“SAD”) and multiple ascending dose (“MAD”) clinical study of PN-943 in healthy volunteers to evaluate safety, pharmacokinetics and pharmacodynamics. The pharmacodynamic results indicated that the administration of PN-943 was well tolerated and showed results of target engagement that were suggestive of higher potency for PN-943 as compared to PTG-100. We submitted a U.S. Investigational New Drug application (“IND”) with the FDA for PN-943 in December 2019, which took effect in January 2020, and we initiated a Phase 2 POC study in UC in the second quarter of 2020 which is expected to be completed in 2022, subject to delays related to the COVID-19 pandemic.

PTG-200 (also referenced as JNJ-67864238) is an investigational, orally delivered, gut-restricted Interleukin-23 receptor (“IL-23R”) antagonist for the treatment of IBD. In May 2017, we entered into a worldwide license and collaboration agreement with Janssen Biotech, Inc. (“Janssen”), a Johnson & Johnson company, to co-develop and co-detail PTG-200 and certain related compounds for all indications, including IBD. The agreement with Janssen was amended in May 2019 to expand the collaboration by supporting efforts towards second-generation IL- 23R antagonists, triggering a $25.0 million milestone payment to us. In January 2020, as part of the expanded research collaboration, we announced the identification and nomination of an orally delivered IL-23R antagonist peptide as a second-generation development candidate, triggering a $5.0 million milestone payment to us. Janssen initiated a global Phase 2 POC clinical study for PTG-200 in moderate-to-severe CD in the fourth quarter of 2019. Due to the uncertain effect on the timing of clinical trials caused by the COVID-19 pandemic, we have suspended guidance on a timeline for completion of the PTG-200 Phase 2 study. In October 2020, we announced the selection of two second-generation IL-R antagonists for advancement into clinical development, PN-235 (also referenced as JNJ-77242113) and PN-232 (also referenced as JNJ-75105186). A Phase 1 study was initiated for PN-235 in December 2020 and is expected to be completed in 2021. PN-232 is in the late preclinical stage and we expect to initiate and complete a Phase 1 study for PN-232 in 2021. The advancement of three different oral co-development candidates provides us with several strategic options for development in multiple indications. We are also continuing our joint research efforts to identify additional IL-23R antagonists.

Our clinical assets are all derived from our proprietary discovery platform. Our platform enables us to engineer novel, structurally constrained peptides that are designed to retain key advantages of both orally delivered small molecules and injectable antibody drugs in an effort to overcome many of their limitations as therapeutic agents. Importantly, constrained peptides can be designed to potentially alleviate the fundamental instability inherent in traditional peptides to allow different delivery forms, such as oral, subcutaneous, intravenous, and rectal. We continue to use our peptide technology platform to discover product candidates against targets in disease areas with significant unmet medical needs.

RUSFERTIDE: AN INJECTABLE HEPCIDIN MIMETIC

Rusfertide, an injectable hepcidin mimetic, was discovered through our peptide technology platform. Hepcidin is a natural hormone that regulates iron metabolism. We are developing rusfertide for the treatment of certain disorders characterized by excessive red blood cells, iron overload or imbalance. In healthy individuals, hepcidin regulates iron levels by limiting release of iron from macrophages and inhibiting iron absorption from the GI tract. In diseases of excessive red blood cells (“RBCs”), such as PV, the body consumes iron in the production of cells, leading to iron deficiency which can be exacerbated by phlebotomy. In diseases of iron overload, such as HH, there may be insufficient hepcidin to maintain appropriate iron levels. In other disorders, iron imbalance can benefit from increased levels of hepcidin-like activity to restore proper balance. Because of stability issues, complexity of synthesis and solubility limitations, direct replacement with native hepcidin is not a practical therapeutic approach. We developed rusfertide as a more potent, stable, soluble, and more readily manufactured injectable hepcidin mimetic.

Mechanism of Action and Rationale

The molecular target of the hormone hepcidin is the cellular trans-membrane protein ferroportin, which functions as the major export channel for intracellular iron in macrophages, liver hepatocytes, and duodenal enterocytes. By binding to the extracellular domain of ferroportin, hepcidin redistributes iron by reducing the export of iron from inside the enterocytes and macrophages to the systemic circulation. As a hepcidin mimetic, rusfertide can downregulate ferroportin and normalize red blood cell production by controlling the supply of iron from the macrophages and other stores to the bone marrow. In addition, by limiting the release of iron into the blood, rusfertide may inhibit the damage caused by excessive absorption of iron by vital organs such as the liver and heart.

Iron Disorders Overview

Polycythemia vera (“PV”)

PV is a rare myeloproliferative neoplasm characterized primarily by the overproduction of red blood cells. PV is typically caused by a form of Janus Kinase 2 (“JAK2”) mutation. PV is a serious chronic condition as the increased red blood cell count causes the blood to thicken and puts patients at higher risk of cardiovascular and thrombotic events such as heart attack and stroke. Patients are typically stratified as low or high risk based on age and medical history. Regardless of risk categorization, treatment guidelines for PV are consistent: to control the patient’s hematocrit (red blood cells as a percentage of whole blood) below 45% in order to reduce the risk of further cardiovascular or thrombotic events. PV may progress to myelofibrosis or leukemia.

Currently patients are typically treated with low dose aspirin and phlebotomy alone or hydroxyurea alone or in combination with phlebotomy. At later stages, patients may receive interferons or ruxolitinib, marketed as Jakafi®. Jakafi® is currently the only branded product in the United States for PV and the only FDA-approved treatment for PV in the past 12 years. Cytoreductive therapies such as hydroxyurea, interferons and ruxolitinib can have challenging side effect profiles as they reduce all cell types, not just red blood cells. Current treatments are effective in some patients but have limitations. We believe there are substantial PV patient groups that could benefit from a new non-cytoreductive therapeutic option which focuses on red blood cells.

PV Market Overview

PV is a rare disease affecting approximately 160,000 patients living in the United States, with a similar prevalence in Europe, representing an estimated market opportunity of approximately $1.0 billion to $2.0 billion. Approximately 14,000 new patients have been diagnosed each year since 2017. Patients are typically diagnosed between the age of 50 and 70 and median survival is approximately 20 years. Recent analysis of a large medical claims database, representing approximately 90% of U.S. lives, indicates that the current treatment paradigm consists primarily of therapeutic phlebotomy, hydroxyurea, or a combination of hydroxyurea and phlebotomy.  The predominant treatment is phlebotomy for both low-risk and high-risk patients, and combination therapy is commonly used to control hematocrit. According to this database analysis, current therapies do not offer adequate hematocrit control below 45%. In fact, less than 25% of patients in the data set had all hematocrit test results under 45% as recommended in National Comprehensive Cancer Network (“NCCN”), indicating that as many as 70,000 patients in the United States alone may be at elevated risk of cardiovascular and thrombotic events.

We believe that rusfertide has the potential to provide substantial benefit to patients by providing a tool focused entirely on managing hematocrit in a consistent and predictable manner and dramatically decrease the need for therapeutic phlebotomy. rusfertide is a non-cytoreductive mimetic of the natural hormone hepcidin, the master regulator of iron homeostasis in the body. Rusfertide has a unique iron regulatory mechanism which, per early results from our

Phase 2 study in PV, allows for persistent control of hematocrit without causing iron deficiency that is caused by excessive red blood cell production and exacerbated by frequent phlebotomy. Rusfertide acts by redistributing iron away from the bone marrow where iron is in high demand and essential for red blood cell production, thereby limiting excess red blood cell production in patients with PV while still providing sufficient iron levels to support other normal cellular and organ functions requiring iron.

Hereditary Hemochromatosis (“HH”)

HH is a blood disorder caused by genetic mutations that increase iron uptake from the diet and alter its distribution in the body, leading to iron buildup in the body’s tissues and organs, particularly in the skin, heart, liver, pancreas and joint tissues. Excess iron in these organs and tissues can be toxic and over time lead to cirrhosis, liver cancer, heart problems, joint pain and diabetes. Current treatments for HH are limited, the most common being therapeutic phlebotomy, which can be a significant burden to patients. The treatment goal in HH is to bring ferritin levels into a range of 50-150ng/ml. There are currently no pharmaceutical interventions for HH, although iron chelators may be used off-label in certain cases. Rusfertide, if approved, could potentially reduce the need for phlebotomy and offer new solution for management of the disease. The genetic defects that cause most HH are present in approximately five to seven million patients in the United States and European Union (“EU”). HH affects approximately one million people in the United States.

In January 2020, we initiated a Phase 2 study of rusfertide in HH. This study is an open label, multicenter study designed to evaluate the effects of rusfertide in up to 20 adult patients over 24 weeks of treatment. Guidelines for HH focus on controlling baseline transferrin saturation (“TSAT”) and ferritin to prevent long-term complications. Given the TSAT reductions from rusfertide observed to date in both healthy volunteers and beta-thalassemia and PV patients, as well as regulation of organ iron content in a mouse model of HH, we believe that a significant reduction in phlebotomy may be possible with rusfertide. The endpoints of this POC study include change in TSAT and serum iron levels, reductions in phlebotomy requirements and an assessment of participant-reported outcomes. We expect to report preliminary data from this Phase 2 study in 2021.

Rusfertide’s Clinical Development Program

In 2018, we successfully filed an IND for in the United States and related clinical trial applications outside the United States. In the first quarter of 2019, we began dosing patients in a global Phase 2 study of rusfertide in beta-thalassemia called TRANSCEND. Beta-thalassemia is a rare genetic blood disorder that is characterized by impaired red blood cell production. The study was a single-arm, open label, MAD design that evaluates safety, POC and dose finding in adolescent and adult patients with anemia associated with non-transfusion dependent (“NTD”) or transfusion dependent (“TD”) beta-thalassemia. NTD patients received 12 weeks treatment with rusfertide in escalating dose cohorts. The primary efficacy endpoint in NTD patients was a change in hemoglobin from baseline. TD patients received 16 weeks treatment with rusfertide in escalating dose cohorts. The primary efficacy endpoint in TD patients was a change in transfusion burden from baseline. The primary objectives of this study were to evaluate the safety, tolerability and preliminary efficacy of rusfertide and identify an appropriate starting dose and titration regimen for registration studies.

Preliminary results from the Phase 2 study in beta-thalassemia patients showed dose-related drug exposure reductions from TSAT and serum iron levels, with significant reductions at the 40 mg and 80 mg weekly doses and significant and sustained reductions at the 40 mg twice weekly doses. These early results suggested the potential of finding an appropriate dose of rusfertide for continued development in the treatment of beta-thalassemia. While we have observed clinical responders in the study based on the pre-specified criteria of reductions in transfusion burden, continued evaluation at higher doses would be required to evaluate the rate and durability of these effects in order to reach definitive conclusions. We discontinued development of rusfertide for anemia associated with beta-thalassemia and myelodysplastic syndromes, a group of disorders in which blood cells do not mature properly in the bone marrow, during the first half of 2020.

Figure 2: Phase 2 Study of Rusfertide in PV Clinical Design

In the fourth quarter of 2019, we initiated a Phase 2 study of rusfertide in PV designed to evaluate safety and preliminary efficacy in patients requiring phlebotomy (Figure 2). The Phase 2 study in PV is expected to enroll approximately 50 patients and consists of a 16-week open-label dose finding stage every 4 weeks from 10 mg to 80 mg and a 12-week maintenance period at doses which generate desired hematocrit levels, followed by a 12-week randomized and blinded withdrawal stage. The study has an open-label extension for up to one year to monitor long term safety and benefits of the drug. The endpoints of this clinical POC study include measurement of blood parameters (hematocrit and hemoglobin levels), reductions or delay in phlebotomy requirements, and improvements in quality-of-life symptoms.

In December 2020, we presented four posters and one oral presentation relating to rusfertide at the American Society for Hematology’s virtual annual meeting, including updated interim Phase 2 results for rusfertide in PV as shown below. These preliminary results from the Phase 2 study of rusfertide in PV demonstrated dramatic decreases in the need for therapeutic phlebotomy in patients with PV, while maintaining control over blood hematocrit levels.

Figure 3: Rusfertide Controlled HCT <45% and Decreased RBC Count in PV Patients

(Interim Data as of November 18, 2020)

Figure 4: Rusfertide Leads to Reversals in Iron Deficiency Markers

(Interim Data as of November 18, 2020)

Of the 18 PV patients treated with rusfertide, the vast majority were able to eliminate therapeutic phlebotomies and maintain a target hematocrit level of less than 45 percent. (Figure 3). Treatment with rusfertide was also shown to reverse iron deficiency, a serious side effect of regular therapeutic phlebotomies as a treatment for PV (Figure 4). Early observations suggest a decreased symptom burden over time, including overall burden (MPN-TSS), as well as measurements specific to mental function, fatigue and itching.

Figure 5. Adverse Events (“AE’s”) in Ongoing Rusfertide Phase 2 Study in PV

(Interim Data as of November 18, 2020)

Administration of rusfertide was well tolerated, with injection site reactions and bruise as the only observed adverse events (“AEs”); no significant adverse events (“SAEs”) were observed (Figure 5).

We selected PV as our first indication for potential pivotal study in rusfertide and expect to complete patient enrollment in the ongoing Phase 2 clinical trial by mid-2021. We are consulting with regulatory authorities in the first half of 2021 to discuss the registrational clinical development plan. Rusfertide has received orphan drug designation from the FDA and EU regulatory authorities, and Fast Track designation from the FDA for the treatment of PV. Fast Track designation is an expedited review to facilitate development of investigational drugs which treat a serious or life-threatening condition and fill an unmet medical need. During the first quarter of 2021, we initiated a Phase 2 study for rusfertide in up to 20 patients diagnosed with PV and with routinely elevated hematocrit levels (>48%).

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

Market Overview

According to the Crohn’s & Colitis Foundation of America, there are more than 1.6 million IBD patients in the United States alone, an increase of approximately 200,000 patients since 2011. As many as 70,000 new cases of IBD are diagnosed in the United States each year, and there may be as many as 80,000 children in the United States with IBD. In 2019, GlobalData estimated that the UC market was approximately $6.7 billion across seven major markets: United States, France, Germany, Italy, Spain, United Kingdom and Japan. This is expected to increase at a compound annual growth rate of approximately 6.1% to $12.1 billion by 2029. In 2016, GlobalData estimated that the CD market reached approximately $7.3 billion across those same seven major markets and is expected to grow approximately 5.5% per year to $12.4 billion by 2029.

For many years, tumor necrosis factor-alpha (“TNF-α”) antibody drugs were the primary treatment for moderate-to-severe IBD. Humira® and Remicade® are injectable and infused, respectively. Approximately one third of IBD patients do not respond to TNF-α antibody drugs and approximately another 30% to 40% become refractory within the first year of treatment. Additionally, TNF-α antibody drugs may predispose patients to an increased risk of serious infection and the development of anti-drug antibodies, which over time can cause loss of drug response. More recently, antibody products focused on potentially safer mechanisms of action have been gaining market share. One such product is Takeda Pharmaceuticals’ Entyvio®, which targets the α4β7 integrin pathway. Takada Pharmaceuticals reported 2020 sales of Entyvio® of approximately $3.9 billion. Similarly, Johnson & Johnson’s Stelara®, which targets the Interleukin 12 (“IL-12”) and Interleukin 23 (“IL-23”) pathways, has gained significant traction. Johnson & Johnson global sales of Stelara® (approved for psoriasis, psoriatic arthritis, moderate-to-severe CD and UC) exceeded $7.7 billion in 2020.

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

Biosimilar infliximab and other tumor necrosis factor (“TNF”) inhibitors are the first line standard of care in moderate-to-severe IBD. Anti-TNFs bind to and neutralize a central pro-inflammatory cytokine in the gut via systemic immunosuppression. As a result, they can be associated with infection and malignancy risk. Although the magnitude of these risks is relatively low, they are significant for the young IBD population who must continue on lifelong treatment. In addition, more than 10% of patients treated with anti-TNF agents lose response with each year of treatment. In 2014, a novel anti-trafficking mechanism launched with vedolizumab, marketed as Entyvio®, which blocks migration of leukocytes into the gut via α4β7 integrins. This mechanism remains the only true “gut selective” approach in the IBD market today, although formulation technologies can limit systemic exposure from orally delivered agents. Entyvio® has shown an excellent safety profile, although it requires intravenous administration. Entyvio® was followed by the launch of ustekinumab, marketed as Stelara®, in CD in 2016, which blocks inflammation produced through the IL-12 and IL-23 pathways, and tofacitinib, marketed as Xeljanz®, an orally delivered pan-Janus kinase (JAK) inhibitor approved in UC.

A head-to-head trial called VARSITY comparing the long-term safety and efficacy of an anti-integrin and anti-TNFs has been completed. Entyvio® demonstrated superior rates of clinical remission and endoscopic improvement compared with Humira®, the market leader in the TNF inhibitor class. The first formal combination trials in IBD were initiated in the last year, adding new mechanisms such as integrin inhibitors or IL-23 inhibitors to anti-TNFs. Most IBD experts now believe that combining treatment classes with additive or synergistic mechanisms of action will be required to attain the disease-modifying effects and lasting remissions in a larger group of patients documented in other areas of immunology, such as psoriasis or rheumatoid arthritis.

We believe the development of new, potent and targeted orally delivered therapies for IBD may offer safer and more effective treatment options, alone or in combination, for moderate-to-severe IBD patients. In addition, many clinicians continue to advocate for earlier introduction of targeted therapeutics in mild-to-moderate IBD in order to prevent disease progression and irreversible gastrointestinal damage. Our orally delivered, GI-restricted, peptide drugs PTG-200, PN-235, PN-232 and PN-943 work on the same specific validated targets as FDA-approved injectable antibodies and have the potential to offer improved safety and compliance and to minimize the risk of immunogenicity associated with antibodies. We believe that our product candidates, if approved, have the potential to be used more broadly, including treatment of mild-to-moderate IBD.

Our IBD Solution: Orally Delivered, GI-Restricted Peptides as Targeted Therapies

For the IBD targets of interest, the size and nature of our peptides are carefully selected and modified so as to acquire the desired potency and specificity, and also to largely restrict their presence to the GI tissue compartment when administered orally. These features translate to orally delivered, GI-restricted, selective and potent peptide drug candidates with specific advantages compared to antibody drugs:

●	Oral administration. We are developing our peptide therapeutics in a convenient capsule or tablet form intended for oral administration. We believe oral administration may reduce many of the problems and limitations associated with injections or infusions, including injection site pain and local reactions, inconvenience, anxiety, high rates of immunogenicity and potential safety risks.
●	Potential for improved safety and tolerability compared to antibody drugs.
●	Oral and GI-restricted delivery minimizes systemic exposure in the blood. Oral and GI-restricted delivery results in lower drug levels in the blood that may provide the potential for an enhanced safety profile over antibody drugs.
●	Peptides can be cleared more quickly from systemic circulation. Small molecules and peptides below a size threshold can be rapidly cleared from blood circulation by kidney filtration and excretion. Rapid clearance may be beneficial especially if patients need to discontinue therapy. In contrast, antibody drugs, because of their long plasma half-life, may take months to clear from blood circulation, leaving patients exposed to continued or increased safety risk.
●	The likelihood of much lower immunogenicity of small stable peptides compared to antibody drugs reduces the risk of loss of response. We believe that anti-drug antibodies are less likely to be elicited against constrained peptides, due to their small size, lack of epitope density, resistance to proteolysis, oral tolerance, and minimal systemic absorption.
●	Potential for localized delivery to site of disease. We believe oral dosing of GI-restricted peptides results in substantially higher drug concentrations in the diseased GI tissue compartment compared to injectable antibody drugs. This targeted delivery to the site of action may lead to more immediate and significant target engagement at the site of active disease in the GI tissue compartment with the potential for improved efficacy.
●	Cost-effective and less complex manufacturing. Because of their size and stability, we believe that our orally delivered, GI-restricted peptide product candidates can be produced, stored and shipped in a more cost-effective manner than many antibody drugs.

In chronic GI diseases such as IBD, we believe that our orally delivered, GI-restricted peptide product candidates may offer improved delivery, the potential for improved safety and tolerability, and cost efficiencies that may provide an overall benefit to patients, payors, and physicians.

PN-943: AN ORALLY DELIVERED α4β7 INTEGRIN ANTAGONIST

PN-943, a second-generation, orally delivered, gut-restricted α4β7 specific integrin antagonist, was discovered through our peptide technology platform and is being developed initially for patients with moderate-to-severe UC. α4β7 integrin is considered to be one of the most GI-specific biological targets for IBD due to its binding to MAdCAM-1, an extracellular protein that resides mostly in the GI vasculature. Like Entyvio®, which is dosed as an infusion and as an injectable antibody drug, PN-943 specifically inhibits α4β7 integrin. We have leveraged the development and regulatory path of Entyvio® and other approved antibody drugs for IBD to help inform the design of our clinical development studies.

Mechanism of Action and Rationale

Integrins, such as α4β7, are transmembrane proteins that regulate cellular movement into extravascular tissue and play an important role in modulating the inflammatory reaction in the gut. The α4β7 integrin is expressed on the surface of T cells, immune cells that help defend against foreign and potentially harmful substances that enter the body. The development of IBD is driven by the migration of α4β7 T cells into the GI tissue compartment and their subsequent activation within the GI tissue compartment. The entry of α4β7 T cells into the GI tissue compartment is facilitated by the protein-protein interactions between the α4β7 integrin and its corresponding ligand, MAdCAM-1, which is primarily expressed in the GI tissue compartment. Hence, the binding of α4β7 to MAdCAM-1 can be categorized as a GI-specific interaction and has been identified as an IBD-specific targeted therapeutic approach. By blocking the binding of α4β7 integrin to MAdCAM-1, PN-943 may prevent trafficking and activation of T cells, thereby reducing the inflammation that leads to the clinical manifestations and long-term implications of UC.

α4β7 for IBD is targeted by Entyvio®, which has demonstrated safety and efficacy in patients with moderate-to-severe UC and CD. Since PN-943 targets the same biological pathway as Entyvio®, we utilized similar PD-based POC in our pre-clinical studies and Phase 1 clinical trial to inform and guide our Phase 2 development program. We sourced these PD biomarker assays from public scientific publications and do not maintain any contractual arrangement providing access to this information with the makers of these marketed products.

PN-943 Pre-Clinical Proof-of-Concept Studies

We have completed extensive pre-clinical studies of PN-943 in which we established pharmacodynamic target engagement POC, including effects on receptor occupancy, T cell trafficking and mucosal healing in rodents and monkeys. Pre-clinical data indicated that PN-943 may be a more potent α4β7 integrin antagonist compound than PTG-100 without sacrificing its other positive attributes, such as selectivity and tolerability. PTG-100 is our first generation α4β7 inhibitor that shares the same α4β7 integrin target as Entyvio® for the treatment of moderate-to-severe UC and CD. We completed extensive pre-clinical studies of PTG-100 in which we established pharmacological POC and completed a Phase 1 clinical trial in Australia in 2016.

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

We reported results of the SAD part of the study during the second quarter of 2019 and the MAD part of the study during the third quarter of 2019. The pharmacodynamic results of target engagement were supportive of the three-fold higher potency of PN-943 as compared to PTG-100 and saturation at 1000 mg. This is consistent with data from pre-clinical studies and confirmed by this Phase 1 pharmacodynamic data. We believe this links PN-943 to greater probability of success in a Phase 2 trial based on signs of clinical efficacy of PTG-100 in the Phase 2 PROPEL trial in UC patients. The administration of PN-943 was well-tolerated.

PN-943 Phase 2 Clinical Trial Overview

Figure 6. PN-943 Phase 2 in UC IDEAL Study Design

We submitted a U.S. IND with the FDA for PN-943 in December 2019, which took effect in January 2020. During the second quarter of 2020, we initiated a global, randomized, double-blind placebo-controlled study called IDEAL evaluating the safety, tolerability and efficacy of PN-943 in approximately 150 patients with moderate-to-severe UC (Figure 6). This Phase 2 study is expected to be completed in 2022, subject to delays related to the COVID-19 pandemic.

PTG-200, PN-235 & PN-232: ORALLY DELIVERED IL-23R ANTAGONISTS

PTG-200, an orally delivered, gut-restricted IL-23R specific antagonist for the treatment of IBD, was discovered through our peptide technology platform. IL-23, a member of the IL-12 family of pro-inflammatory cytokines, is a protein that regulates inflammatory and immune function and plays a key role in the development of IBD. By blocking IL-23R with PTG-200 in the GI tissue compartment, we hope to improve disease symptoms and reduce bowel wall damage while potentially minimizing the risk of systemic side effects due to its GI-restricted nature.

Mechanism of Action and Rationale

IL-23 is a member of the IL-12 family of cytokines with pro-inflammatory and autoimmune properties. Cytokines are cell signaling proteins that are released by cells and affect the behavior of other cells. Binding of the IL-23 ligand to the IL-23R receptor leads to an expression of pro-inflammatory cytokines involved in the mucosal autocrine cascade that is an important pathway of many inflammatory diseases, including IBD. Furthermore, genetic analyses of IBD patients have implicated IL-23R mutations as a risk factor associated with susceptibility to IBD. The infused antibody drug Stelara® (marketed for psoriasis, psoriatic arthritis, UC and moderate-to-severe CD) is a p40 antagonist antibody that inhibits both the IL-23 and IL-12 pathways. Next-generation IBD antibody drugs, such as guselkumab, target the p19 subunit of the IL-23 ligand and are specific to the IL-23 pathway, which is believed to be an important driver of local IBD pathology, while not blockading the IL-12 pathway. IL-12 is believed to be important in immune surveillance against the development of infections and malignancies.

We believe that the orally delivered, GI-restricted nature of PTG-200 may allow PTG-200 to be a potent inhibitor of the IL-23 pathway for the treatment of IBD. By targeting IL-23R with our orally delivered GI-restricted IL-23R antagonist PTG-200, we believe PTG-200 may restore proper immune function in the GI tissue compartment where there is active disease while minimizing the risk of systemic side effects. Several key cell types that reside in gut-associated lymphoid tissue (“GALT”), including T cells, innate lymphoid cells, and natural killer cells, increase their expression of IL-23R during the progression of IBD. Therefore, the high concentrations of PTG-200 in GALT will facilitate access and binding to IL-23R expressed in the same tissue with the potential for concomitant efficacy benefits.

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

PTG-200’s Clinical Development Plan

We have a worldwide license and collaboration agreement with Janssen to co-develop and co-detail PTG-200 and any second-generation compounds for all indications, including IBD. The agreement was amended in May 2019 to expand the collaboration by supporting efforts towards second-generation IL-23R antagonists, triggering a $25.0 million milestone payment to the Company. In January 2020, we announced the identification and nomination of an orally delivered, gut-restricted IL-23R antagonist peptide as a second-generation development candidate under our license and collaboration agreement with Janssen, advancing the collaboration and triggering a $5.0 million milestone payment to

us. See “Item 7. Management’s Discussion and Analysis – Overview” and Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information. Janssen submitted an IND for PTG-200 in CD during the second quarter of 2019, which took effect in July 2019.

Janssen initiated a Phase 2 clinical study of PTG-200 in CD called PRISM in the fourth quarter of 2019. The global, randomized, double blind, placebo-controlled, Phase 2 study is evaluating the efficacy of oral administration of PTG-200 in 90 patients with moderate-to-severe CD. The study will assess the effect of twice-daily dosing of PTG-200 on change from baseline in Crohn's Disease Activity Index score at week 12 as the primary endpoint. The study will also assess change from baseline in simple endoscopic score for CD rates of clinical response and remission, endoscopic response and remission, and patient-reported outcome-2 remission. Because of the COVID-19 pandemic, we have suspended guidance on a timeline for PTG-200 Phase 2 study completion.

Second Generation IL23-R Antagonists PN-235 and PN-232

In October 2020, we announced the selection of two second-generation IL-R antagonists for advancement into clinical development, PN-235 (also referenced as JNJ-77242113) and PN-232 (also referenced as JNJ-75105186), and a Phase 1 study was initiated for PN-235 in December 2020. The Phase 1 for PN-235 study is designed to determine the safety, tolerability and pharmacokinetics of PN-235 in approximately 100 healthy volunteers. The study will be conducted in three parts: a SAD component, an MAD component, and a randomized, crossover solid dose comparison component. The primary endpoint is safety as measured by number and severity of adverse events. Secondary outcomes include pharmacokinetics measurements of peak concentration and area under the curve. We expect results from the Phase 1 study for PN-235 in 2021. PN-232 is in the late preclinical stage and we expect to initiate and complete a Phase 1 study for PN-232 in 2021.

The advancement of three different oral co-development candidates provides us with several strategic options for development in multiple indications. We are also continuing our joint research efforts to identify additional IL-23R antagonists.

OUR PEPTIDE TECHNOLOGY PLATFORM

Our proprietary technology platform is purposefully built to exploit the advantages of constrained peptides, which are much smaller than antibody-based drugs and may be delivered orally but are big enough to bind and block the difficult targets that antibodies bind and modulate. The platform has been successfully applied to a diverse set of biological targets that has led to several pre-clinical and clinical stage peptide-based new chemical entities, including our clinical stage product candidates, for a variety of clinical indications. Our platform is comprised of a series of tools and methods, including a combination of molecular design, phage display, stability assays, medicinal chemistry, biomarker, formulations, in vitro biochemical, cell and tissue-based assays, and in vivo pharmacology and pharmacokinetic approaches. We apply this platform to the discovery and development of constrained peptides to develop new drug candidates.

The platform is used to develop potential drug candidates (agonists and antagonists): (i) using the structure of a target, when available, (ii) de novo when no target structure exists, or (iii) from publicly disclosed peptide starting points. In a structure-based approach, our proprietary molecular design software and structural database of several thousand constrained peptides, termed Vectrix™, are screened to identify suitable scaffolds. The scaffolds identified form the basis of designing and constructing the first set of phage or chemical libraries. The initial hits are identified by either panning or screening such libraries, respectively. When structural information is unavailable for a target, hits are identified by panning a set of 34 proprietary cluster-based phage libraries consisting of millions of constrained peptides. Once the hits are identified, they are optimized using a set of peptide, peptide mimetic and medicinal chemistry techniques that include the incorporation of new or manipulation of existing cyclization-constraints, as well as natural or unnatural amino acids and chemical conjugation or acylation techniques. These techniques are applied to optimize potency, selectivity, stability, exposure and ultimately efficacy. For rusfertide, hit discovery and optimization relied exclusively on medicinal and computational chemistry, with no phage display, to develop potent and selective injectable candidates with enhanced stability and exposure in blood. For injectable products, stability in blood is determined using in vitro assay techniques to identify chemical and biological sites of degradation, which are then optimized while still maintaining potency and selectivity. Conjugation strategies are used to optimize the exposure of the injected peptide. For PN-943, PTG-200, PN-235 and PN-232, phage display is tightly coupled to medicinal chemistry, structural biology and oral stability techniques to develop potent, selective and orally delivered molecules that are GI-restricted. Oral stability is profiled in a series of in vitro and ex vivo assays that portray the chemical and metabolic barriers a peptide will encounter as it transits the GI tract. These metabolically labile spots in the peptides are optimized using medicinal chemistry-based approaches to engineer oral stability whilst maintaining selectivity and potency. Various in vivo pharmacology tools are then used to quantify peptide exposure in relevant GI organs and tissues. This data can be used to optimize required GI exposure over the required time frame to achieve in vivo efficacy. This is complemented by formulation technologies to enhance GI and systemic exposure by exploiting the intrinsic stability of our oral peptides. Finally, various biomarkers are also developed to correlate exposure with efficacy to guide candidate selection, dose selection and provide preliminary proof-of-concept of target engagement in clinical trials.

Future Applications of our Platform

We believe we have built a versatile, well-validated and unique discovery platform. For example, this peptide technology platform has been used to develop product candidates for diverse target classes including G-protein-coupled receptors, ion channels, transporters, cytokines and their receptors for a variety of therapeutic areas. In the future we may tackle other GI and blood disorders and expand our delivery techniques to include other organ/tissue systems, such as the lung and eye, which will provide potential opportunities to pursue a wider variety of diseases. In addition, the gut may communicate with the immune, central nervous, and endocrine systems, providing the potential of our GI-restricted approach to treat metabolic, cancer and cardiovascular diseases. Lastly, we intend to progress our platform to achieve systemic bioavailability and activity with oral peptides, macrocycles and peptidomimetics, thereby enabling us to address systemic diseases. An example of this approach is our preclinical stage program to identify an orally active hepcidin mimetic as was recently reported at the American Society for Hematology’s virtual annual meeting in December 2020. We believe this will be complementary to the injectable rusfertide for offering the best treatment options for polycythemia vera, hereditary hemochromatosis and other potential erythropoietic and iron imbalance disorders.

COVID-19 Business Update

We are continuing to closely monitor the impact of the ongoing global COVID-19 pandemic on our business and have taken and continue to take proactive efforts designed to protect the health and safety of our patients, study investigators, clinical research staff and employees, and to maintain business continuity. Following guidance from federal, state and local authorities, we transitioned to a fully remote working environment for a portion of 2020.  As a result, our laboratories and office locations were closed for approximately two weeks. Our facility partially re-opened in April 2020 for laboratory personnel and a small number of critical personnel to resume limited operations. We have experienced relatively minor impacts on productivity overall, which were experienced primarily in as our personnel adjusted to working remotely in the early stages of the COVID-19 pandemic. Enrollment in certain of our clinical studies has been adversely affected by the pandemic. It is possible the pandemic will have a more significant negative impact on our business in the future, depending on the depth of the effects and the duration of the crisis. We cannot predict whether these trends will continue or be exacerbated, or when we will return to a normal working model. For information regarding the current and potential impacts of the effects of the COVID-19 pandemic on our business, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and elsewhere in this Form 10-K.

Material Agreements

Janssen License and Collaboration Agreement

In May 2017, we and Janssen entered into an exclusive license and collaboration agreement for the clinical development, manufacture and potential commercialization of PTG-200 and certain related compounds worldwide for the treatment of CD and UC (the “Janssen License and Collaboration Agreement”). The Janssen License and Collaboration Agreement became effective on July 13, 2017 and was subsequently amended effective May 2019 (the “First Amendment”). The First Amendment expands the original collaboration by supporting efforts towards research and development of second-generation IL-23R antagonists. During the third quarter of 2017, we received a non-

refundable, upfront cash payment of $50.0 million from Janssen. During the second quarter of 2019, we received a non-refundable cash payment of $25.0 million upon execution of the First Amendment. During the first quarter of 2020, we received a milestone payment of $5.0 million triggered by the identification and nomination of a second-generation development candidate. See “Item 7. Management’s Discussion and Analysis – Overview” and Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

Research Collaboration and License Agreement with Zealand Pharma A/S

In June 2012, we entered into a Research Collaboration and License Agreement with Zealand Pharma A/S (“Zealand”) to identify, optimize and develop novel disulfide-rich peptides to discover a hepcidin mimetic. We amended this agreement on February 28, 2014, at which point Protagonist assumed responsibility for the development program. See “Item 3. Legal Proceedings”, “Item 7. Management’s Discussion and Analysis – Contractual Obligations and Other Commitments” and Note 7 and Note 11 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

Competition

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. While we believe that our product candidates, technology, knowledge and experience provide us with certain competitive advantages, we face competition from established and emerging pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others.

Ruxolitinib, marketed as Jakafi®, is currently the only branded product in the United States approved for PV. On June 4, 2020, the FDA accepted a Biologics License Application for ropeginterferon alfa-2b for use in treatment for patients with PV in the absence of symptomatic splenomegaly from PharmaEssentia Corporation, the manufacturer of the novel pegylated interferon. A decision from the FDA on this application is expected in early 2021.

There are currently no approved orally delivered peptide-based α4β7 or IL-23R products for IBD. We believe our principal competition in the treatment of IBD will come from companies with injectable agents in the anti-integrin class that are or will be approved by 2028, including:

●	Takeda’s vedolizumab (Entyvio®) IV and SC; and
●	Abbvie’s risankizumab (Skyrizi®) SC (UC and CD Phase 3).

In addition, orally delivered agents with novel mechanisms of action are approved or in development and may be approved for UC and/or CD prior to the launch of our product candidates. These include JAK inhibitors, pan-JAK tofacitinib (Xeljanz®) approved in UC and next-generation JAK1 inhibitors filgotinib and upadacitinib, as well as S1P inhibitors, ozanimod, amiselmod and etrasimod. The anti-IL-23 antibodies are also demonstrating positive data in IBD. Our assets PTG-200, PN-235 and PN-232, if approved, will compete as the only orally delivered IL-23R antagonists.

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

We own or co-own 20 issued U.S. patents, over 35 granted ex-U.S. patents, and numerous U.S. and ex-U.S. patent applications related to our clinical assets. We possess substantial know-how and trade secrets relating to the development and commercialization of peptide based therapeutic products. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to, for example, peptide-based therapeutic compositions, methods of using these peptide-based therapeutic compositions to treat or prevent disease, methods of manufacturing peptide-based therapeutic compositions, and other proprietary technologies and processes related to our lead product development candidates. Specific patents and patent applications are directed to compositions of α4β7 integrin peptides, IL-23R antagonist peptides, and hepcidin and enkephalin mimetics peptides, as well as methods of synthesizing and using these peptides to treat inflammatory disorders. Applications are currently pending in the United States and other major jurisdictions, including Australia, Canada, China, Japan, and Europe. We expect our patents and patent applications, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from October 2033 to July 2041 (excluding possible patent term extensions).

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

Manufacturing

We contract with third parties for the manufacturing of our product candidates for pre-clinical and clinical studies and eventually for commercial supplies, and intend to continue to do so in the future. We do not own or operate any manufacturing facilities and we have no plans to build any owned clinical or commercial scale manufacturing capabilities. We believe that the use of contract manufacturing organizations (“CMOs”) eliminates the need for us to directly invest in manufacturing facilities, equipment and additional staff. We have established a global supply chain for raw material, active pharmaceutical ingredients (“API”), drug product manufacturing and distribution. We work with contract manufacturers in the United States, Europe and Asia. Although we rely on contract manufacturers, our personnel and consultants have extensive manufacturing and quality control experience overseeing CMOs. We regularly consider second source or back-up manufacturers for both API and drug product manufacturing. To date, our third-party manufacturers have met the manufacturing requirements for our product candidates. We expect third-party manufacturers to be capable of providing needed quantities of our product candidates to meet anticipated full-scale commercial demands, and we have selected CMOs that can manufacture our product candidates for our ongoing and planned clinical trials as well as commercial supplies. We currently engage CMOs on a “fee for services” basis for our current development and clinical supplies. We believe there are alternate sources of manufacturing that have been and could be engaged and enabled to satisfy our clinical and commercial requirements, however we cannot guarantee that identifying and establishing alternative relationships with such sources will be successful, cost effective, or completed on a timely basis without significant delay in the development or commercialization of our product candidates.

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs, such as those we are developing. These agencies and other federal, state and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of our product candidates.

U.S. Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. The process of obtaining regulatory approvals and the compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending new drug applications (“NDAs”), withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of pre-clinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practices regulations;
●	submission to the FDA of an IND application, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board (“IRB”) at each clinical site before each trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practice (“GCP”) requirements to establish the safety and efficacy of the proposed drug product for each indication;
●	submission to the FDA of an NDA (or Biologics License Application (“BLA”) for a biologic product;
●	satisfactory completion of an FDA advisory committee review, if applicable;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices (“cGMP”) requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
●	satisfactory completion of an FDA inspection of one or more clinical trial sites to assure compliance with GCP requirements and the clinical protocol; and
●	FDA review and approval of the NDA.

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

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND (or equivalent submission ex-US). In addition, an IRB or ethics committee (“EC”) must review and approve the plan for any clinical trial at each institution participating in the clinical trial before it commences at that site. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health (“NIH”) for public dissemination on their www.clinicaltrials.gov website.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

●	Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.
●	Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the investigational drug product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
●	Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate labeling information (labeling) for the safe and efficacious administration for the labeling of the product.

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

Orphan Designation

The FDA may grant orphan designation to drugs or biologics intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, and there is no reasonable expectation that the cost of developing and marketing the product for this type of disease or condition will be recovered from sales in the United States. Orphan designation must be requested before submitting an NDA or BLA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program user fee requirements for any marketed products, as well as application fees for supplemental applications with clinical data.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under an REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
●	product seizure or detention, or refusal to permit the import or export of products; or
●	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved prescribing information. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain requirements mandated by the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017, or the Tax Act, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and the medical device tax and, effective January 1, 2021, also eliminated the health insurance tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”, and increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in the Medicare Part D program. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unclear when a decision will be made. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such legislation and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional action is taken by Congress. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period in which the government may recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other health care funding.

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, the Centers for Medicare & Medicaid Services (“CMS”) issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare therapies. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Other Health Care Laws and Compliance Requirements

We will also be subject to health care regulation and enforcement by the federal government and the states and foreign governments in which we will conduct our business once our products are approved. The laws that may affect our ability to operate include, but are not limited to, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic health care transactions and protects the security and privacy of protected health information; the criminal health care fraud statutes under HIPAA also prohibits persons and entities from knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services; the federal health care programs’ Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal health care programs such as the Medicare and Medicaid programs; federal false claims laws and civil monetary penalties laws that prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid; and the Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or Children’s Health Insurance Program to report annually to the HHS information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and, beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists and certified nurse-midwives.

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission and approval of a clinical trial application much like the IND but specific to a clinical trial prior to the commencement of the human clinical study.

The requirements and process governing the conduct of clinical studies, the protection of personal data, product licensing, pricing and reimbursement vary from country to country. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Human Capital

As of December 31, 2020, we had 79 full-time equivalent employees, 59 of whom were in research and development, of which one holds an M.D. and 19 hold Ph.D. degrees. The remaining 20 employees worked in finance, legal, business development, human resources and administrative support, of which three hold a Ph.D. 72 of our full-time equivalent employees are located in the United States and seven are located in Australia. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good. We track and report internally on key talent metrics including workforce demographics, diversity data and the status of open positions.

Attracting, developing and retaining talented employees to support the growth of our business is an integral part of our human capital strategy and critical to our success. We continue to seek additions to our staff, although the competition in our industry and in the San Francisco Bay Area where our headquarters is located is significant. We have a performance development review process in which managers provide regular feedback to assist with the development of our employees, including the use of individual plans to assist with career development. The principal purpose of our equity incentive and annual bonus programs is to attract, retain and motivate personnel through the granting of stock-based compensation awards and cash-based performance bonus awards.

Safeguarding the health and safety of our employees is our top priority. We are committed to providing a safe working environment for all of our employees. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having our non-laboratory employees work remotely at least part-time, while implementing additional safety measures for laboratory and other employees continuing critical on-site work.

Corporate and Other Information

Protagonist Pty Limited (“Protagonist Australia”) was incorporated in Australia in September 2001. We were incorporated as a Delaware corporation in 2006, under the name Protagonist Therapeutics, Inc., and became the parent of Protagonist Australia pursuant to a transaction in which all of the issued and outstanding capital stock of Protagonist Australia was exchanged for shares of our common stock and Series A preferred stock. Our principal executive offices are located at 7707 Gateway Boulevard, Suite 140, Newark, California 94560. Our telephone number is (510) 474-0170. Our website address is www.protagonist-inc.com. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

We make available, free of charge on our corporate website, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). We also show detail about stock trading by corporate insiders by providing access to SEC Forms 3, 4 and 5. This information may also be obtained from the SEC’s on-line database, which is located at www.sec.gov. Our common stock is traded on the Nasdaq Stock Market under the symbol “PTGX.”

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation. We will remain an emerging growth company until December 31, 2021.

Item 1A.Risk Factors

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. Our business faces significant risks and the risks described below may not be the only risks we face. If any of these risks occur, our business, results of operations or financial condition could suffer, and the market price of our common stock could decline.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has and could continue to adversely impact our business, including our ongoing and planned clinical trials and preclinical and discovery research.

The extent to which the COVID-19 pandemic will continue to impact our business is uncertain and cannot be predicted. The pandemic’s impact on our business will depend on a variety of factors, including the timing, extent, effectiveness and durability of vaccine programs or other treatments, new or continuing travel and other restrictions public health measures, such as social distancing, business closures or disruptions. The effectiveness of actions taken in the United States and other countries to contain, ameliorate the impact of and treat the disease and to address its impact, is not yet known. A number of jurisdictions, including California and other jurisdictions in the United States, have at various times begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. As the COVID-19 pandemic continues, we could experience additional disruptions or increased expenses that may adversely impact our business, including:

●	delays or difficulties in enrolling patients in our ongoing clinical trials and our future clinical trials;
●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff, or maintaining ongoing operations at such sites;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;
●	limitations in resources, including our employees, that would otherwise be focused on the conduct of our business or our current or planned clinical trials or preclinical research, including because of sickness, the desire to avoid contact with large groups of people or restrictions on movement or access to our facility as a result of government-imposed “shelter-in-place” or similar working restrictions;
●	interruptions or delays in the operations of the U.S. Food and Drug Administration (“FDA”) or other regulatory authorities, which may impact review and approval timelines;
●	delays in manufacturing, receiving the supplies, materials and services needed to conduct clinical trials and preclinical research;
●	changes in regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs or require us to discontinue the clinical trial altogether; and
●	delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or furloughs of government or contractor personnel.

In addition, since March 2020, Alameda County, California, where our headquarters are located, has been subject to various “shelter-in-place” regulations and guidance related to the pandemic. Our laboratory facilities currently remain open for research activities that cannot be conducted remotely, with heightened safety measures designed to minimize occupational exposure and reduce transmission of COVID-19 within our workplace. Our non-laboratory employees telecommute at least part-time, which may impact certain of our operations over the near term and long term. In addition, we may in the future resume a more restrictive remote work model due to the pandemic. These disruptions in our operations could negatively impact our business, operating results and financial condition.

Further, we may be required to develop and implement additional clinical study policies and procedures designed to help protect study participants from the COVID-19 virus, which may include using telemedicine visits, remote monitoring of patients and clinical sites, shipping drug product directly to patients rather than clinical sites, and measures to ensure that clinical data are collected pursuant to the study protocol and consistent with good clinical practices (GCPs). Patients who miss scheduled appointments, any interruption in study drug supply, or other consequence that may result in incomplete data being generated during a study as a result of the pandemic must be adequately documented and justified in accordance with FDA guidance. These additional requirements may be difficult to fulfill and may result in an incomplete data set, which could negatively impact the study results.

While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition, and operating results.

Risks Related to Clinical Development

We are a clinical-stage biopharmaceutical company with no approved products and no historical product revenue, which makes it difficult to assess our future prospects and financial results.

We are a clinical-stage biopharmaceutical company with a limited operating history as a publicly traded company. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. Our operations to date have been limited to developing our technology, undertaking pre-clinical studies and Phase 1 and Phase 2 clinical trials of our pipeline candidates and conducting research to identify additional product candidates. We are planning to discuss our pivotal registration program for rusfertide for PV with regulatory agencies in the first half of 2021. However, we have not yet successfully developed an approved product or generated revenue from product sales or successfully conducted a pivotal registration trial for one of our product candidates. Consequently, the ability to accurately assess our future operating results or business prospects is significantly more limited than if we had a longer operating history or approved products on the market.

We expect that our financial condition and operating results will fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control, including the success of our programs, decisions by regulatory bodies, actions taken by competitors and other factors identified in these risk factors. Accordingly, the likelihood of our success must be evaluated in light of many potential challenges and variables associated with a clinical-stage biopharmaceutical company, many of which are outside of our control, and past results, including operating or financial results, should not be relied on as an indication of future results.

We are heavily dependent on the success of our product candidates in clinical development, and if any of these products fail to receive regulatory approval or are not successfully commercialized, our business would be adversely affected.

We currently have no product candidates that are in registrational or pivotal clinical trials or are approved for commercial sale, and we may never develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our current product candidates and the development of other product candidates. We cannot be certain that our product candidates will receive regulatory approval or, if approved, be successfully commercialized. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of our product candidates will be subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries. In addition, even if approved, our pricing and reimbursement will be subject to further review and discussions with payors. We are not permitted to market any product candidate in the United States until after approval of a new drug application (“NDA”) from the FDA, or in any foreign countries until approval by corresponding regulatory authorities. We will need to conduct larger, more extensive clinical trials in the target patient populations to support a potential application for regulatory approval by the FDA or corresponding regulatory authorities. Those trials, for rusfertide for PV or subsequent late-stage product candidates, may not demonstrate the safety and efficacy of our product candidates to support a marketing approval in the United States or other jurisdictions.

Our product candidates require additional clinical development, regulatory approval and secure sources of commercial manufacturing supply. We cannot assure you that our clinical trials for our product candidates will be initiated or completed in a timely manner or successfully, or at all. Further we cannot be certain that we plan to advance any other product candidates into clinical trials. Moreover, any delay or setback in the development of any product candidate would be expected to adversely affect our business and cause our stock price to fall. For example, the announcement of the premature discontinuation of the global Phase 2 clinical trial of PTG-100 for the treatment of moderate-to-severe UC in March 2018 due to the interim analysis meeting futility criteria on the primary endpoint of clinical remission (that was subsequently confirmed to be due to human error in endoscopy reads by the original vendor) significantly depressed our stock price.

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Clinical failure can occur at any stage of clinical development.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. The results of pre-clinical studies and early clinical trials of our product candidates and studies and trials of other products may not be predictive of the results of later-stage clinical trials. Any hypothesis formed from pre-clinical or early clinical observations for any of our product candidates may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements.

In addition to our planned pre-clinical studies and clinical trials, we expect to have to complete one or more large scale, well-controlled clinical trials to demonstrate substantial evidence of efficacy and safety for each product candidate we intend to commercialize. Further, given the patient populations for which we are developing therapeutics, we expect to have to evaluate long-term exposure to establish the safety of our therapeutics in a chronic-dose setting. We have never conducted a Phase 3 clinical trial or submitted an NDA. As a result, we have no history or track record to rely on when entering these phases of the development cycle. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. Clinical trial failures may result from a multitude of factors including, but not limited to, flaws in trial design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety and/or efficacy traits of the product candidate. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or pre-clinical studies.

We may experience delays in ongoing clinical trials, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including if a clinical trial is modified, suspended or terminated by us, by the IRBs or ECs of the institutions in which such clinical trials are being conducted, by a Data Safety Monitoring Board, for such trial or by the FDA or other regulatory authorities. Such authorities may impose a modification, suspension or termination due to a number of factors. In addition, there are a significant number of global clinical trials in IBD and in hematologic disorders that are currently ongoing, especially in Phases 2 and 3, making it highly competitive and challenging to recruit subjects. Furthermore, any negative results we may report in clinical trials of our product candidates, such as the premature termination of our Phase 2 clinical trial of PTG-100 for the treatment of moderate-to-severe UC, may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both.

If we experience material delays in the completion of any clinical trial, the reduction in remaining patent term would harm the commercial prospects for that product candidate and our ability to generate product revenue from any of these product candidates will be delayed. Any of these occurrences may harm our business, financial condition and prospects significantly.

All of our product candidates other than rusfertide, PTG-200, PN-235, PN-943 and PTG-100 are in research or pre-clinical development and have not entered into clinical trials. If we are unable to develop, test and commercialize our product candidates, our business will be adversely affected.

As part of our strategy, we seek to discover, develop and commercialize new product candidates in addition to rusfertide, PTG-200, PN-235, PN-943 and PTG-100. Research programs to identify appropriate biological targets, pathways and product candidates require substantial scientific, technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons.

Our proprietary peptide platform may not result in any products of commercial value.

We have developed a proprietary peptide technology platform to enable the identification, testing, design and development of new product candidates. Our peptide platform may not yield additional product candidates that enter clinical development and, ultimately, become commercially valuable. Although we expect to continue to enhance the capabilities of our platform by developing and integrating existing and new research technologies, our enhancement and development efforts may not succeed. As a result, we may not be able to advance our drug discovery capabilities as quickly as we expect or identify as many potential drug candidates as we desire.

Our product candidates may cause undesirable side effects or have other properties adversely impacting safety that delay or prevent their regulatory approval, restrict their approved labeling, or otherwise limit their commercial opportunity.

If undesirable side effects or adverse events are caused by our product candidates or by other companies’ similar approved drugs or product candidates, then we may elect to, or be required by an independent data monitoring committee or regulatory authorities to, delay or halt our clinical trials. If such side effects or adverse events are sufficiently severe or prevalent, the FDA or comparable foreign regulatory authorities could order us to suspend or cease altogether further development of our product candidates. Even if our product candidates are approved, side effects or adverse events could result in significant delay in or denial of, regulatory approval, restrictive labeling, or potential product liability claims. Moreover, since our product candidate PN-943 and the product candidates under development in our collaboration with Janssen are in development for indications for which injectable antibody drugs have been approved, clinical trials for those product candidates may need to show a risk/benefit profile that is competitive with those existing products in order to obtain regulatory approval or, if approved, a product label that is favorable for commercialization.

We have focused our limited resources to pursue particular product candidates and indications, and consequently, we may fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we have focused on research programs and product candidates mainly on the development of rusfertide, PN-943 and the product candidates developed in our Janssen collaboration. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration partnerships, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.

We have incurred significant operating losses every year since inception and expect to continue to incur operating losses for the foreseeable future. As of December 31, 2020, we had an accumulated deficit of $283.8 million. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development. As a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approvals for, our product candidates.

We do not anticipate generating revenue from sales of products for at least several years, if ever, and we do not yet have any product candidates in registration or pivotal clinical trials. If any of our product candidates fail in clinical trials or do not gain regulatory approval or fail to achieve market acceptance, we may never become profitable. Revenue we generate from our collaboration with Janssen and any future collaboration arrangements may not be sufficient to sustain our operations. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We expect to require substantial additional funding, which may not be available to us on acceptable terms, or at all.

Our operations have consumed substantial amounts of cash since inception. Developing pharmaceutical product candidates, including conducting pre-clinical studies and clinical trials, is expensive. We expect to require substantial additional future capital in order to complete clinical development and, if we are successful, to commercialize any of our current product candidates. Further, in the event our Janssen License and Collaboration Agreement is terminated, we may not receive any additional fees or milestone payments under that agreement. Absent the funding support from this agreement, our further development of the collaboration product candidates would require significant additional capital from us, or the establishment of alternative collaborations with third parties, which may not be possible.

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $307.8 million. Based upon our current operating plan and expected expenditures, we believe that our existing cash, cash equivalents, and marketable securities and proceeds from our debt facility will be sufficient to fund our operations for at least the next 12 months. However, we expect that we will need to have access substantial additional funds in the future in order to complete clinical development or commercialize our product candidates to a point where we can operate profitability.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates or technologies.

We may seek additional funding through a combination of equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. Our ability to raise additional capital may be adversely impacted by adverse economic conditions and market volatility. The incurrence of indebtedness and/or the issuance of certain equity securities could result in fixed payment obligations and could also result in certain additional restrictive covenants, such as limitations on our ability to incur debt and/or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations and/or licensing arrangements in order to raise capital, we may be required to accept unfavorable terms, including relinquishing or licensing to a third party on unfavorable terms our rights to our proprietary technology platform or product candidates. To the extent that we raise additional capital through the sale of equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

Covenants in our credit and security agreement restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial condition and results of operations could be adversely affected.

In October 2019, we entered into a credit and security agreement (the “Credit Agreement”) pursuant to which $20.0 million remains available. All of our assets, except for intellectual property and certain other customary excluded property, are pledged collateral under the Credit Agreement. The Credit Agreement contains numerous affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us.

Our failure to comply with any of the covenants could result in a default under the Credit Agreement, which would permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the loan and security agreement.

Risks Related to Our Reliance on Third Parties

If Janssen does not elect to continue the development of product candidates subject to our Janssen collaboration, our business and business prospects would be adversely affected.

The product candidates in development pursuant to our Janssen collaboration may prove to have undesirable or unintended side effects or other characteristics adversely affecting their safety, efficacy or cost effectiveness that could prevent or limit their approval for marketing and successful commercial use, or that could delay or prevent the commencement and/or completion of clinical trials. Under the terms of the Janssen License and Collaboration Agreement, Janssen may terminate the agreement for convenience and without cause on written notice of a certain period. In addition, prior to any termination of the agreement, Janssen will generally have control over the further clinical development of PN-232, PN-235, PTG-200 and any other second-generation compounds. Janssen’s decisions with respect to such development will affect the timing and availability of potential future payments under the agreement, if any. If the research program or the Janssen License and Collaboration Agreement are terminated early, or if Janssen’s development activities are terminated early or suspended for an extended period of time, or are otherwise unsuccessful, our business and business prospects would be materially adversely affected.

We may have disagreements with Janssen during the term of the Janssen License and Collaboration Agreement, and if they are not settled amicably or in the favor of Protagonist, the result may harm our business.

We are subject to the risk of possible disagreements with Janssen regarding the development of our Janssen collaboration compounds or other matters under the Janssen License and Collaboration Agreement, such as interpretation of the agreement or ownership of proprietary rights. Also, after the period of collaborative development ends under the agreement, Janssen will have sole decision-making authority for product candidates resulting from the collaboration, which could lead to disputes with Janssen. Disagreements with Janssen could lead to litigation or arbitration, which would be expensive and would be time-consuming for our management and employees.

We may not be successful in obtaining or maintaining development and commercialization collaborations, any collaboration arrangements we enter into in the future may not be successful.

Other than our Janssen License and Collaboration Agreement, we have no active collaborations for any of our product candidates. Even if we establish other collaboration arrangements, any such collaboration may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and growth prospects. If we enter into collaborations limited to certain territories, we may not maintain significant rights or control of future development and commercialization of any product candidate subject to the collaboration and potential disputes could develop in the future over the terms of the collaboration and the respective rights of the parties, such as our ongoing dispute with Zealand Pharma related to our collaboration that ended in 2014.

We rely on third parties to conduct our pre-clinical studies and clinical trials. If these third parties do not successfully carry out their contractual obligations or do not meet regulatory requirements or expected deadlines, we may not be able to obtain timely regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third party CROs to execute, monitor and manage clinical trials and collect data for our pre-clinical studies and clinical programs. We control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that their conduct meets regulatory requirements and that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. We and our CROs are required to comply with good clinical practices (“GCPs”), which are regulations and guidelines promulgated by the FDA, the EMA and comparable foreign regulatory authorities for all of our product candidates in clinical development. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may not accept the data or require us to perform additional clinical trials before considering our filing for regulatory approval or approving our marketing application. In addition, significant portions of the clinical studies for our product candidates are expected to be conducted outside of the United States, which will make it more difficult for us to monitor CROs and perform visits of our clinical trial sites (particularly during the ongoing pandemic) and will force us to rely heavily on CROs to ensure the proper and timely conduct of our clinical trials and compliance with applicable regulations, including GCPs.

If any of our relationships with these third party CROs terminate, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase substantially and our ability to generate revenue could be delayed significantly.

We face a variety of manufacturing risks and rely on third parties to manufacture our drug substance and clinical drug product and we intend to rely on third parties to produce commercial supplies of any approved product candidate.

We rely on contract manufacturers to manufacture and provide product for us that meets applicable regulatory requirements. We do not currently have, nor do we plan to develop, the infrastructure or capability internally to manufacture our drug supplies and we expect to continue to depend on contract manufacturers for the foreseeable future. As we proceed with the development and potential commercialization of our product candidates, we will need to increase the scale at which the drug is manufactured which will require the development of new manufacturing processes to potentially reduce the cost of goods. We will rely on our internal process research and development efforts and those of contract manufacturers to develop the GMP manufacturing processes required for cost-effective, large-scale production. If we and our contract manufacturers are not successful in converting to commercial-scale manufacturing, then our product costs may not be competitive and the development and/or commercialization of our product candidates would be materially adversely affected. Moreover, our contract manufacturers are the sole source of supply for our clinical product candidates. If we were to experience an unexpected loss of supply for any reason, whether as a result of manufacturing, supply or storage issues, natural disasters, the ongoing COVID-19 pandemic or otherwise, we could experience delays, disruptions, suspensions or termination of our clinical study and planned development program, or be required to restart or repeat, any ongoing clinical trials.

We also rely on our contract manufacturers to purchase from third party suppliers the materials necessary to produce our product candidates for our clinical trials. There are a limited number of suppliers for raw materials that our vendors use to manufacture our drugs and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials, and if approved, for commercial sale. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a contract manufacturer or other third party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.

Risks Related to Regulatory Approval

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy and time consuming , and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

Our business is substantially dependent on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize our product candidates. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA, the EMA or any other foreign regulatory authority, and we may never receive such regulatory approval for any of our product candidates. The time required to obtain approval by the FDA and comparable foreign authorities is difficult to predict, typically takes many years following the commencement of clinical trials and depends upon numerous factors. Approval policies, regulations and the types and amount of clinical and manufacturing data necessary to gain approval may change during the course of clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we have in development or may seek to develop in the future will ever obtain regulatory approval.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
●	the results of clinical trials may fail to achieve the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data submitted in support of regulatory approval;
●	the data collected from pre-clinical studies and clinical trials of our product candidates may not be sufficient to support the submission of an NDA, supplemental NDA, or other regulatory submissions necessary to obtain regulatory approval;
●	we or our contractors may not meet the GMP and other applicable requirements for manufacturing processes, procedures, documentation and facilities necessary for approval by the FDA or comparable foreign regulatory authorities; and
●	changes to the approval policies or regulations of the FDA or comparable foreign regulatory authorities with respect to our product candidates may result in our clinical data becoming insufficient for approval.

In addition, even if we were to obtain regulatory approval, regulatory authorities may approve our product candidates for fewer or more limited indications than what we requested approval for, may include safety warnings or other restrictions that may negatively impact the commercial viability of our product candidates, including the potential for a favorable price or reimbursement at a level that we would otherwise intend to charge for our products. Likewise, regulatory authorities may grant approval contingent on the performance of costly post-marketing clinical trials or the conduct of an expensive risk-evaluation and mitigation system, which could significantly reduce the potential for commercial success or viability of our product candidates. Any of the foregoing possibilities could materially harm the prospects for our product candidates and business and operations.

We may fail to obtain orphan drug designations from the FDA and/or EU for our product candidates, as applicable, and even if we obtain such designations, we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

Our strategy includes filing for orphan drug designation where available for our product candidates. Rusfertide has received orphan drug designation for the treatment of patients with PV from the FDA and the EU. Despite this designation, we may be unable to maintain the benefits associated with orphan drug status, including market exclusivity. We may not be the first to obtain regulatory approval of a product candidate for a given orphan-designated indication. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet patient needs. Further, even if we obtain orphan drug designation exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may receive and be approved for the same condition, and only the first applicant to receive approval for a given active ingredient will receive the benefits of marketing exclusivity. Even after an orphan-designated product is approved, the FDA can subsequently approve a later drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care.

Risks Related to Commercialization of our Product Candidates

We currently have no marketing and sales organization. To the extent any of our product candidates for which we maintain commercial rights is approved for marketing, if we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to effectively market and sell any products or generate product revenue.

We currently do not have a marketing or sales organization for the marketing, sales and distribution of pharmaceutical products. In order to commercialize any of our product candidates that receive marketing approval, we will have to build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In the event of successful development of any of our product candidates, we may elect to build a targeted specialty sales force which will be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. With respect to our product candidates, we may choose to partner with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, and in the case of the Janssen License and Collaboration Agreement, we may elect to exercise our Co-Detailing Option (allows us to elect to provide up to 30% of the selling effort in the United States for PTG-200 and/or any second-generation compounds approved for commercial sale), which would require us to establish a U.S. sales team. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future revenue will be materially and adversely impacted.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, President Trump signed Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and the medical device tax and, effective January 1, 2021, also eliminated the health insurance tax. Further, the Bipartisan Budget Act of 2018 (the “BBA”) among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider other legislation to repeal or replace other elements of the ACA. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unclear when a decision will be made. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional action is taken by Congress. COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period in which the government may recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare therapies, which could result in reduced demand for our product candidates or additional pricing pressures. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

We currently conduct, and intend to continue to conduct, a substantial portion of our clinical trials outside of the United States and, if approved, we intend to also market our product candidates outside of the United States. We are thus subject to risks associated with doing business outside of the United States. Our business and financial results in the future could be adversely affected due to a variety of factors associated with conducting development and marketing of our product candidates, if approved, outside of the United States, including varying medical standards and practices, geopolitical risks, uncertainty around intellectual property protection, and regulatory risks, such as compliance with the Foreign Corrupt Practices Act. If we are unable to anticipate and address these risks properly, our business and financial results will be harmed.

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

Pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate advantages in efficacy, convenience, tolerability or safety in order to overcome price competition and to be commercially successful. If our competitors succeed in obtaining FDA, EMA or other regulatory approval or discovering, developing and commercializing drugs before we do, there would be a material adverse impact on the future prospects for our product candidates and business. For example, in June 2020, the FDA accepted a Biologics License Application for ropeginterferon alfa-2b for use in treatment for patients with PV in the absence of symptomatic splenomegaly from PharmaEssentia Corporation, the manufacturer of the novel pegylated interferon. A decision from the FDA on this application is expected in early 2021. We also face competition in certain instances from the existing standards of care, which may be significantly less expensive than our expected drug prices. For example, one widely used treatment for PV and HH patients is phlebotomy and/or chelation therapy. While patients may not like therapies that involve frequent blood draws, these therapies are inexpensive and may present pricing challenges for us if our drug candidates are successfully developed and approved.

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

Healthcare providers, including physicians, and third-party payors will play a primary role in the recommendation and prescription of any future product candidates we may develop or any product candidates for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we would market, sell and distribute our products. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. The laws that may affect our ability to operate include, but are not limited to:

●	the federal Anti-Kickback Statute;
●	the federal false claims laws, including the False Claims Act;
●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”);
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, which also imposes obligations, including mandatory contractual terms, on HIPAA-covered entities, their business associates as well as their covered subcontractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal civil monetary penalties statute;
●	the federal Physician Payments Sunshine Act; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws.

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

If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, integrity oversight and reporting obligations, exclusion from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If, and to the extent that, Janssen or we are unable to comply with these regulations, our ability to earn potential royalties from worldwide net sales of Janssen collaboration product candidates would be materially and adversely impacted. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. The imposition of any of these penalties or other commercial limitations could negatively impact our collaboration with Janssen or cause Janssen to terminate the Janssen License and Collaboration Agreement, either of which would materially and adversely affect our business, financial condition and results of operations.

Our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical and regulatory personnel. We are highly dependent on our existing senior management team. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements would harm our research and development efforts, our collaboration efforts, as well as our business, financial condition and prospects. Our success also depends on our ability to continue to attract, retain and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing, marketing, sales, general and administrative and management training and skills.

We may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical, biotechnology, pharmaceutical and other businesses. Many of the other biopharmaceutical and pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Many are located in areas of the country with lower costs of living. Any or all of these factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize product candidates and to grow our business and operations as currently contemplated.

We expect to expand the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2020, we had 79 full-time equivalent employees, including 59 full-time equivalent employees engaged in research and development. As our development and commercialization plans and strategies develop and we continue to operate as a public company, we expect to need additional managerial, operational, scientific, sales, marketing, research, development, regulatory, manufacturing, financial and other resources. In addition, as our operations expand, we expect that we will need to manage relationships with strategic collaborators, CROs, contract manufacturers, suppliers, vendors and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. We may not be successful in accomplishing these tasks in growing our company, and our failure to accomplish any of them could adversely affect our business and operations.

Significant disruptions of information technology systems or breaches of data security could adversely affect our business.

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. The size and complexity of our internal computer systems and those of our CROs, contract manufacturers, collaboration partner, and other third parties on which we rely may make them potentially vulnerable to breakdown, telecommunications and electrical failures, malicious intrusion such as ransomware and computer viruses that may result in the impairment of key business processes. Those systems and processes require appropriate training and adherence to security protocols by our personnel and third parties personnel. In addition, our systems are potentially vulnerable to data security breaches, by employees or others, that may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property or could lead to the public exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients, and others. A malicious intrusion, data security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. If we are unable to prevent such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties.

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

We are exposed to the risk that our employees, independent contractors, principal investigators, consultants or vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) FDA laws and regulations or those of comparable foreign regulatory authorities, (ii) manufacturing standards, (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations established and enforced by comparable foreign regulatory authorities, or (iv) laws that require the true, complete and accurate reporting of financial information or data. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to stop development or, if approved, limit commercialization of our product candidates.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the development or commercialization of our product candidates. We currently carry clinical trial liability insurance for our clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

Our headquarters is located near known earthquake fault zones. The occurrence of an earthquake, fire or any other catastrophic event could disrupt our operations or the operations of third parties who provide vital support functions to us, which could have a material adverse effect on our business and financial condition.

We and some of the third-party service providers on which we depend for various support functions are vulnerable to damage from catastrophic events, such as power loss, natural disasters, terrorism, pandemics and similar unforeseen events beyond our control. Our corporate headquarters, including our laboratory facilities, are located in the San Francisco Bay Area, which in the past has experienced severe earthquakes and fires. We do not carry earthquake insurance. Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.

The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates could limit our ability to generate revenue.

The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford medications and therapies. Sales of any of our product candidates that receive marketing approval will depend substantially, both in the United States and internationally, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain adequate pricing that will allow us to realize a sufficient return on our investment.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries may cause us to price our product candidates on less favorable terms than we currently anticipate. In many countries, particularly the countries of the European Union, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. In general, the prices of products under such systems are substantially lower than in the United States. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

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

We rely upon a combination of patent protection, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates and technologies. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. We may or may not file or prosecute all necessary or desirable patent applications. The patent applications that we own or license may fail to result in issued patents in the United States or in other foreign countries, or they may fail to result in issued patents with claims that cover our product candidates or technologies in the United States or in other foreign countries. Any failure to identify relevant prior art relating to a patent or patent applications can invalidate a patent or prevent a patent from issuing. Even if patents have been issued, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patent and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates and technologies, or prevent others from designing around our claims.

If the breadth or strength of protection provided by our patents is challenged, or if they fail to provide meaningful exclusivity for our product candidates, it could prevent us from asserting exclusivity over the covered product and allow generic competition. We cannot offer any assurances about which, if any, of our patent applications will issue, the breadth of any such issued patent, or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition or other challenge to our patents or patent applications could significantly diminish the commercial prospects of any products that we develop.

In addition, patents have a limited lifespan. In the United States and in many other countries, the natural expiration of a patent is generally 20 years after it is filed, and once any patents covering a product expire, generic competitors may enter the market. Our granted U.S. patents covering PN-943 and PTG-200 expire in 2035, and our granted U.S. patent covering rusfertide expires in 2034. Although the life of a patent can be increased based on certain delays caused by the U.S. Patent and Trademark Office (the “PTO”), this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. If we encounter delays in our clinical trials or in gaining regulatory approval, the period of time during which we could market any of our product candidates under patent protection, if approved, would be reduced.

We may not be able to protect our intellectual property rights throughout the world. Filing, prosecuting and defending patents on all of our product candidates throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights, including trade secrets, to the same extent as federal and state laws of the United States and many countries limit the enforceability of patents against third parties, including government agencies or government contractors.

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

Obtaining and maintaining patents depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements. Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents or applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our patents and applications. Non-compliance could result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or platforms, which could have a material adverse effect on our business prospects and financial condition.

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

We may be involved in lawsuits and other legal proceedings to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful.

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

The filing of a patent application or the issuance of a patent is not conclusive as to its ownership, inventorship, scope, patentability, validity or enforceability. Issued patents and patent applications may be challenged in the courts and in the patent office in the United States and abroad. For example, our patent applications, or any patents that grant therefrom, may be challenged through third-party submissions, opposition or derivation proceedings, and our patents may be challenged through reexamination, inter partes review or post-grant review proceedings before the USPTO, or in declaratory judgment actions or counterclaims. An adverse determination in any such submission, proceeding or litigation could prevent the issuance of, reduce the scope of, invalidate or render unenforceable our patent rights, result in the loss of exclusivity, or limit our ability to stop others from using or commercializing our platform technology and products. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As more groups become engaged in scientific research and product development in fields related to our product candidates, such as IL-23R, α4β7integrin or hepcidin mimetics, the risk of our patents, or patents that we have in-licensed, being challenged through patent interferences, derivation proceedings, oppositions, re-examinations, litigation or other means will likely increase. An adverse outcome in a patent dispute could have a material adverse effect on our business by:

●	causing us to lose patent rights in the relevant jurisdiction(s);
●	subjecting Janssen or us to litigation, or otherwise preventing the commercialization of product candidates in the relevant jurisdiction(s);
●	requiring Janssen or us to obtain licenses to the disputed patents;
●	forcing Janssen or us to cease using the disputed technology; or
●	requiring Janssen or us to develop or obtain alternative technologies.

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

Our commercial success depends in part on our ability to develop, manufacture, market and sell our drug candidates and use our proprietary technologies without infringing or otherwise violating the patents and proprietary rights of third parties. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates, and there may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates and technologies. Third parties may initiate legal proceedings against us alleging that we are infringing or otherwise violating their patent or other intellectual property rights. Given the vast number of patents in our field of technology, marketing of our product candidates or practice of our technologies could infringe existing patents or patents granted in the future. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending of which we are unaware that may later result in issued patents that may be infringed by the practice of our peptide therapeutics technology platform or the manufacture, use or sale of our product candidates. In addition, third parties may obtain patents in the future and claim that our product candidates or technologies infringe upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product or formulation itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. As our industry expands and more patents are issued, the risk increases that our product candidates or technologies may give rise to claims of infringement of the patent rights of others.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to commercialize our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. Even if we are successful in defending against any infringement claims, litigation is expensive and time-consuming and is likely to divert management’s attention and substantial resources from our core business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, limit our uses, pay royalties or redesign our infringing product candidates, which may be impossible or require substantial time and monetary expenditure. We may choose to seek, or may be required to seek, a license from the third-party patent holder and would most likely be required to pay license fees or royalties or both, each of which could be substantial. These licenses may not be available on commercially reasonable terms, however, or at all. Even if we were able to obtain a license, the rights we obtain may be nonexclusive, which would provide our competitors access to the same intellectual property rights upon which we are forced to rely. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In such an event, we would be unable to further practice our technologies or develop and commercialize any of our product candidates at issue, which could harm our business significantly.

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

We may be subject to claims that former employees, collaborators or other third parties have an ownership interest in our issued patents, any patents issued as a result of our pending or future applications or other intellectual property. We have had in the past, and we may also have in the future, ownership disputes arising, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates and technologies. Litigation may be necessary to defend against these and other claims.

Some of our intellectual property was generated through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

Some of our intellectual property rights were generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act, and implementing regulations.  These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us or our licensors to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party in certain circumstances (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States, subject to a potential waiver. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We may not obtain registered trademarks for commercial trade names for our product candidates. Any trademarks or trade names that we do obtain may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be materially adversely affected.

Intellectual property rights do not necessarily address all potential threats to our business.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business. The following examples are illustrative:

●	others may be able to make compounds or formulations that are similar to our product candidates, but that are not covered by the claims of any patents that we own, license or control;
●	we or any strategic partners might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own;
●	we might not have been the first to file patent applications covering certain of our inventions;
●	others may independently develop the same, similar, or alternative technologies without infringing, misappropriating or violating our intellectual property rights;
●	it is possible that our pending patent applications will not lead to issued patents;
●	issued patents may not provide us with any competitive advantages, or may be narrowed or held invalid or unenforceable, including as a result of legal challenges;

●	our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and may then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such trade secrets or know-how; and
●	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could have a material adverse impact on our business and financial condition.

Risks Related to Ownership of our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance.

Our stock price has fluctuated in the past and is likely to be volatile in the future. From January 1, 2018 through December 31, 2020, the reported sale price of our common stock has fluctuated between $4.47 and $25.65 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock, including due to the factors discussed in these “Risk Factors” and elsewhere in this Annual Report.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (Section 404), to furnish a report by management on the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, if our public float on June 30, 2021 is greater than or equal to $700.0 million, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting beginning with our Annual Report required to be filed with the SEC for the fiscal year ending December 31, 2021. At that time, if we have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered accounting firm.

We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and continue the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not complete our continued evaluation, testing and any required remediation in a timely fashion. During our evaluation of our internal control, if we identify one or more material weaknesses in our internal control over financial reporting or fail to remediate any material weaknesses, we will be unable to assert that our internal control over financial reporting is effective. Any material weakness or other failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation (“Certificate of Incorporation”) provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain actions and proceedings. Furthermore, Section 22 of the Securities Act of 1933 (the “Securities Act”), as amended, creates concurrent jurisdiction for federal and state courts over all Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes, which may discourage such lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management.

There are provisions in our Certificate of Incorporation and Bylaws, such as the existence of a classified board and the authorization of “blank-check” preferred stock, that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by our stockholders. These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibit a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Any provision in our Certificate of Incorporation, our Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

General Risk Factors

Our ability to use net operating loss carryforwards to offset future taxable income, and our ability to use tax credit carryforwards, may be subject to certain limitations.

Our ability to use our federal and state net operating losses (“NOLs”) to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use our NOLs. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change”, generally defined as a greater than fifty percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change taxable income or tax liability may be limited. We have experienced ownership changes in the past and in the current year, resulting in annual limitations in our ability to use our NOLs and credits. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOLs and tax credit carryforwards presented in our financial statements could be limited and may expire unused. Any such material limitation or expiration of our NOLs may harm our future operating results by effectively increasing our future tax obligations.

We may have additional tax liabilities.

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

Item 3.Legal Proceedings

From time to time, we may become subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition. We are a party in the arbitration proceeding described in Note 11 to the Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The Nasdaq Global Market on August 11, 2016 and trades under the symbol “PTGX.” Prior to such time, there was no public market for our common stock.

Stockholders

As of the close of business on February 26, 2021, there were 2 stockholders of record of our common stock. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, or corporations, or other entities identified in security listings maintained by depositories.

Dividends

We have never declared or paid any cash dividends. We currently expect to retain all future earnings, if any, for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

Performance Graph

The following is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing we make under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing. The graph below shows the cumulative total stockholder return assuming the investment on the date specified in each of our common stock, the Nasdaq Composite Index, the Nasdaq Biotechnology Index, and the Nasdaq Pharmaceutical Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from August 11, 2016 to December 31, 2020.

COMPARISON OF 52 MONTH CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
$100
$181
$188
$109
$97
$151
$178
$73
$57
$88
$58
$107
$104
$103
$60
$60
$151
$167
$172
8/11/16
9/16
12/16
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20

Sale of Unregistered Securities

None.

Repurchases of Shares or of Company Equity Securities

None.

Item 6. Selected Financial Data

This item is no longer required as we have elected to early adopt the changes to Item 301 of Regulation S-K.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Item 1A. Risk Factors” and in other parts of this Annual Report.

Overview

Our most advanced clinical asset, rusfertide (generic name for PTG-300) is an injectable hepcidin mimetic in development for the potential treatment of erythrocytosis, iron overload and other blood disorders. Hepcidin is a key hormone in regulating iron equilibrium and is critical to the proper development of red blood cells. Rusfertide mimics the effect of the natural hormone hepcidin, but with greater potency, solubility and stability. We initiated Phase 2 proof of concept (“POC”) studies in the blood disorders polycythemia vera (“PV”) in the third quarter of 2019 and hereditary hemochromatosis (“HH”) in January 2020. In December 2020, we presented four posters and one oral presentation relating to rusfertide at the American Society for Hematology’s virtual annual meeting, including updated interim Phase 2 results for rusfertide in PV. We believe these interim results provide evidence regarding the potential of rusfertide to eliminate the need for phlebotomy by controlling hematocrit levels below 45% on an individual patient basis. Rusfertide has a unique mechanism of action in the potential treatment of PV, which may enable it to decrease and maintain hematocrit levels within the range of recommended clinical guidelines without causing the iron deficiency that may occur with frequent phlebotomy.

We selected PV as our first indication for potential pivotal study in rusfertide and expect to complete patient enrollment in the ongoing Phase 2 clinical trial by mid-2021. We are consulting with regulatory authorities in the first half of 2021 to discuss the registrational clinical development plan. In June 2020, the U.S. Food and Drug Administration (“FDA”) granted orphan drug designation for rusfertide for the treatment of PV. In October 2020, the European Medicines Agency granted orphan drug designation for rusfertide for the treatment of PV. In December 2020, the FDA granted Fast Track designation for rusfertide for the treatment of PV. In addition, we expect to disclose preliminary data from our Phase 2 POC study in HH, our second indication, in the second half of 2021. We discontinued development of rusfertide for anemia associated with beta-thalassemia and myelodysplastic syndromes during the first half of 2020.

Our clinical assets PTG-943 and PTG-200 are orally delivered investigational drugs currently in development for inflammatory bowel disease (“IBD”), a gastrointestinal (“GI”) disease consisting primarily of ulcerative colitis (“UC”) and Crohn’s disease (“CD”), that are designed to block biological pathways currently targeted by marketed injectable antibody drugs. Our orally stable peptide approach may offer targeted delivery to the GI tissue compartment. We believe that, compared to antibody drugs, these product candidates have the potential to provide improved safety due to minimal exposure in the blood, increased convenience and compliance due to oral delivery, and the opportunity for the earlier introduction of targeted oral therapy. As a result, if successfully developed and approved, we believe they may transform the existing treatment paradigm for IBD.

PN-943 is an investigational, orally delivered, gut-restricted alpha-4-beta-7 (“α4β7”) specific integrin antagonist. We developed PN-943 as a potentially more potent orally delivered, gut-restricted α4β7 backup compound to PTG-100, our first-generation orally delivered gut-restricted α4β7 inhibitor that was being developed for treatment of IBD. In 2019, we completed a Phase 1 single ascending dose (“SAD”) and multiple ascending dose (“MAD”) clinical study of PN-943 in healthy volunteers to evaluate safety, pharmacokinetics and pharmacodynamics. The pharmacodynamic results indicated that the administration of PN-943 was well tolerated and showed results of target engagement that were suggestive of higher potency for PN-943 as compared to PTG-100. We submitted a U.S. Investigational New Drug application (“IND”) with the FDA for PN-943 in December 2019, which took effect in January 2020, and we initiated a Phase 2 POC study in UC in the second quarter of 2020 which is expected to be completed in 2022, subject to delays related to the COVID-19 pandemic.

PTG-200 (also referenced as JNJ-67864238) is an investigational, orally delivered, gut-restricted Interleukin-23 receptor (“IL-23R”) antagonist for the treatment of IBD. In May 2017, we entered into a worldwide license and collaboration agreement with Janssen Biotech, Inc. (“Janssen”), a Johnson & Johnson company, to co-develop and co-detail PTG-200 and certain related compounds for all indications, including IBD. The agreement with Janssen was amended in May 2019 to expand the collaboration by supporting efforts towards second-generation IL- 23R antagonists, triggering a $25.0 million milestone payment to us. In January 2020, as part of the expanded research collaboration, we announced the identification and nomination of an orally delivered IL-23R antagonist peptide as a second-generation development candidate, triggering a $5.0 million milestone payment to us. Janssen initiated a global Phase 2 POC clinical study for PTG-200 in moderate-to-severe CD in the fourth quarter of 2019. Due to the uncertain effect on the timing of clinical trials caused by the COVID-19 pandemic, we have suspended guidance on a timeline for completion of the PTG-200 Phase 2 study. In October 2020, we announced the selection of two second-generation IL-R antagonists for advancement into clinical development, PN-235 (also referenced as JNJ-77242113) and PN-232 (also referenced as JNJ-75105186). A Phase 1 study was initiated for PN-235 in December 2020 and is expected to be completed in 2021. PN-232 is in the late preclinical stage and we expect to initiate and complete a Phase 1 study for PN-232 in 2021. The advancement of three different oral co-development candidates provides us with several strategic options for development in multiple indications. We are also continuing our joint research efforts to identify additional IL-23R antagonists.

Our clinical assets are all derived from our proprietary discovery platform. Our platform enables us to engineer novel, structurally constrained peptides that are designed to retain key advantages of both orally delivered small molecules and injectable antibody drugs in an effort to overcome many of their limitations as therapeutic agents. Importantly, constrained peptides can be designed to potentially alleviate the fundamental instability inherent in traditional peptides to allow different delivery forms, such as oral, subcutaneous, intravenous, and rectal. We continue to use our peptide technology platform to discover product candidates against targets in disease areas with significant unmet medical needs.

COVID-19 Business Impact

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. We are continuing to closely monitor the impact of the COVID-19 pandemic on our business and have taken and continue to take proactive efforts to protect the health and safety of our patients, study investigators, clinical research staff and employees, and to maintain business continuity. The extent of the impact of the COVID-19 pandemic on our activities is highly uncertain and difficult to predict, as the pandemic and the response to the pandemic continue to evolve. Capital markets and economies worldwide have been significantly impacted by the COVID-19 pandemic, and the pandemic has contributed to a global economic recession. Such economic disruption could have a material adverse effect on our business. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.

The severity of the impact of the COVID-19 pandemic on our activities will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, including the severity of any additional periods of increases or spikes in the number of cases in the areas we, our suppliers and our manufacturers operate and areas where our clinical trial sites are located. Accordingly, the extent and severity of the impact on our existing and planned clinical trials, manufacturing, collaboration activities and operations is uncertain and cannot be fully predicted. We have experienced delays in our existing and planned clinical trials due to the worldwide impacts of the pandemic. Our future results of operations and liquidity could be adversely impacted by further delays in existing and planned clinical trials and collaboration activities, continued difficulty in recruiting patients for these clinical trials, delays in manufacturing and collaboration activities, supply chain disruptions, the ongoing impact on operating activities and employees, and the ongoing impact of any initiatives or programs that we may undertake to address financial and operational challenges. As of the date of issuance of this Annual Report on Form 10-K, the extent to which the COVID-19 pandemic may materially impact our future financial condition, liquidity or results of operations is uncertain.

Operations

We have incurred net losses in each year since inception and we do not anticipate achieving sustained profitability in the foreseeable future. Our net losses were $66.2 million, $77.2 million and $38.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $283.8 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research, development and other expenses related to our ongoing operations, product development, including clinical development activities under our worldwide license and collaboration agreement with Janssen, and pre-commercialization activities. As a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approval for, our product candidates.

Janssen License and Collaboration Agreement

On May 26, 2017, we and Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson, entered into an exclusive license and collaboration agreement for the clinical development, manufacture and potential commercialization of PTG-200 worldwide for the treatment of CD and UC (the “Janssen License and Collaboration Agreement”), which was subsequently amended effective May 7, 2019 (the “First Amendment”). The First Amendment expanded the scope of the Janssen License and Collaboration Agreement by supporting efforts towards identifying and development second-generation compounds. Janssen is a related party to us as Johnson & Johnson Innovation - JJDC, Inc., a significant stockholder of ours, and Janssen are both subsidiaries of Johnson & Johnson. During the third quarter of 2017, we received a non-refundable, upfront cash payment of $50.0 million from Janssen. During the second quarter of 2019, we received a non-refundable cash payment of $25.0 million upon execution of the First Amendment. During the first quarter of 2020, we received a cash payment of $5.0 million upon the successful nomination of a second-generation development candidate. See Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

Use of Estimates

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We have taken into consideration any known COVD-19 impacts in our accounting estimates to date and are not aware of any additional specific events or circumstances that would require any additional updates to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

The period between when we transfer control of promised goods or services and when we receive payment is expected to be one year or less, which is consistent with our historical experience. Upfront payment contract liabilities resulting from our license and collaboration agreements do not represent a financing component as the payment is not financing the transfer of goods and services, and the technology underlying the licenses granted reflects research and development expenses already incurred by us. As such, we do not adjust our revenues for the effects of a significant financing component.

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

We accrue for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of pre-clinical studies and clinical trials, and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated services provided but not yet invoiced and includes these costs in accrued expenses and other payables in the consolidated balance sheets and within research and development expense in the consolidated statements of operations. We accrue for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. As actual costs become known, we adjust our accrued liabilities. We have not experienced any material differences between accrued liabilities and actual costs incurred. However, the status and timing of actual services performed, number of patients enrolled, the rate of patient enrollment and number and location of sites activated may vary from our estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our results of operations.

We have received orphan drug designation from the U.S. Food and Drug Administration (“FDA”) for our clinical asset rusfertide (generic name for PTG-300) for the treatment of PV and beta-thalassemia and may qualify for a related 25% U.S. Federal income tax credit on qualifying clinical study expenditures.

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

At December 31, 2020, our total gross deferred tax assets were $72.9 million and our gross deferred tax liabilities were $1.0 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, our net deferred tax assets have been offset by a valuation allowance of $71.9 million. The deferred tax assets were primarily comprised of federal and state tax net operating loss and tax credit carryforwards. At December 31, 2020, we had $222.8 million of federal net operating loss carryforwards and $214.3 million of state net operating loss carryforwards. $78.7 million of the federal net operating loss carryforwards will begin to expire in 2033, if not utilized, and the remaining $144.1 million have no expiration date. The state net operating loss carryforwards will begin to expire in 2035, if not utilized. As of December 31, 2020, we also had accumulated Australian tax losses of AUD 3.7 million ($2.8 million) available for carry forward against future earnings, which under relevant tax laws do not expire but may not be available under certain circumstances.

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

We recognize the funds from grants under government programs as a reduction of research and development expenses when the related research costs are incurred. In addition, we recognize the funds related to our Australian research and development refundable cash tax incentive that are not subject to refund provisions as a reduction of research and development expenses. The research and development tax incentives are recognized when there is reasonable assurance that the incentives will be received, the relevant expenditure has been incurred and the amount of the consideration can be reliably measured. We evaluate our eligibility under the tax incentive program as of each balance sheet date and make accruals and related adjustments based on the most current and relevant data available. We may alternatively be eligible for a taxable credit in the form of a non-cash tax incentive.

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

The following table summarizes our research and development expenses incurred during the periods indicated:

	Year Ended December 31,
	2020	2019	2018

	(Dollars in thousands)
Clinical and development expense — rusfertide (PTG-300)	$32,395	$30,325	$14,304
Clinical and development expense — PN-943	23,354	20,924	523
Clinical and development expense — PTG-200	925	9,414	16,120
Clinical and development expense — PN-235	317	—	—
Clinical and development expense — PTG-100	540	288	20,443
Milestone payment obligation to former collaboration partner	—	—	500
Pre-clinical and drug discovery research expense	18,453	4,162	9,837
Grants and tax incentives expense reimbursement, net	(1,478)	(110)	(2,230)
Total research and development expenses	$74,506	$65,003	$59,497

We expect our research and development expenses will increase as we progress our product candidates into later stage clinical trials, expand the number of ongoing clinical trials, advance development activities under the Janssen License and Collaboration Agreement, advance our discovery research projects into the pre-clinical stage and continue our early-stage research. The process of conducting research, identifying potential product candidates and conducting pre-clinical and clinical trials necessary to obtain regulatory approval is costly and time intensive. We may never succeed in achieving marketing approval for our product candidates regardless of our costs and efforts. The probability of success of our product candidates may be affected by numerous factors, including pre-clinical data, clinical data, competition, manufacturing capability, our ability to receive, and the timing of, regulatory approvals, market conditions, and our ability to successfully commercialize our products if they are approved for marketing. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. Our research and development programs are subject to change from time to time as we evaluate our priorities and available resources.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resources, audit and accounting services, and pre-commercial selling and marketing costs. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of expenses for rent and maintenance of facilities, information technology, depreciation and amortization expense and other supplies. We expect to continue to incur expenses to support our continued operations as a public company, including expenses related to existing and future compliance with rules and regulations of the SEC and those of the national securities exchange on which our securities are traded, insurance expenses, investor relations, professional services and general overhead and administrative costs.

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

Other Expense, Net

Other expense, net consists primarily of amounts related to foreign exchange gains and losses and related items.

Results of Operations

Comparison of the Year ended December 31, 2020 and 2019

	Year Ended December 31,		Dollar	%
	2020	2019	Change	Change

	(Dollars in thousands)
License and collaboration revenue - related party	$28,628	$231	$28,397	*
Operating expenses:
Research and development (1)	74,506	65,003	9,503	15
General and administrative (2)	18,638	15,749	2,889	18
Total operating expenses	93,144	80,752	12,392	15
Loss from operations	(64,516)	(80,521)	16,005	(20)
Interest income	900	2,813	(1,913)	(68)
Interest expense	(598)	(169)	(429)	254
Loss on early repayment of debt	(585)	—	(585)	100
Other expense, net	(46)	(1)	(45)	*
Loss before income tax (expense) benefit	(64,845)	(77,878)	13,033	(17)
Income tax (expense) benefit	(1,305)	691	(1,996)	(289)
Net loss	$(66,150)	$(77,187)	$11,037	(14)

(1) Includes $4.1 million and $4.4 million of non-cash stock-based compensation expense for the year ended December 31, 2020 and 2019, respectively.

(2) Includes $3.8 million and $4.0 million of non-cash stock-based compensation expense for the year ended December 31, 2020 and 2019, respectively.

*Percentage not meaningful

License and Collaboration Revenue

License and collaboration revenue increased $28.4 million from $0.2 million for the year ended December 31, 2019 to $28.6 million for the year ended December 31, 2020. The increase in license and collaboration revenue was primarily due to an update in the amounts forecast for future services remaining to be performed under the Janssen License and Collaboration Agreement, correspondingly increasing our overall cumulative percentage of completion of our performance obligation during year ended December 31, 2020, coupled with continued performance and delivery of services under the ongoing Janssen License and Collaboration Agreement. The increase in license and collaboration revenue for the year ended December 31, 2020 also included the impact of a one-time cumulative adjustment related to the application of revenue recognition principles following the May 2019 amendment of the Janssen License and Collaboration Agreement that reduced 2019 revenue by $9.4 million. The contract modification resulted in an increase in the transaction price and additional deliverables under the initial performance obligation, leading to an overall corresponding decrease in the cumulative percentage of completion of our performance obligation for the Janssen License and Collaboration Agreement during the second quarter of 2019.

We determined that the transaction price of the Janssen License and Collaboration Agreement was $98.6 million as of December 31, 2020, a decrease of $14.3 million from the transaction price of $112.9 million at December 31, 2019. In order to determine the transaction price, we evaluated all payments expected to be received during the duration of the contract, net of development costs reimbursement expected to be payable to Janssen. We determined that the transaction price includes the $50.0 million upfront payment, the $25.0 million payment received upon the effectiveness of the First Amendment, the $5.0 million payment triggered by the successful nomination of a second-generation compound, $17.9 million of reimbursement from Janssen for services performed for PTG-200 Phase 2 and for second-generation compound research costs and other services, and estimated variable consideration consisting of a $7.5 million milestone payment subject to the completion of a Phase 1 study for a second-generation compound, offset by $6.8 million of net cost reimbursement to Janssen for services performed. The decrease in transaction price from December 31, 2019 to December 31, 2020 was due primarily to a decrease in the forecast of remaining services to be provided under the initial performance obligation. We re-evaluate the transaction price each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Research and Development Expenses

	Year Ended December 31,		Dollar	%
	2020	2019	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide (PTG-300)	$32,395	$30,325	$2,070	7
Clinical and development expense — PN-943	23,354	20,924	2,430	12
Clinical and development expense — PTG-200	925	9,414	(8,489)	(90)
Clinical and development expense — PN-235	317	—	317	100
Clinical and development expense — PTG-100	540	288	252	88
Preclinical and drug discovery research expense	18,453	4,162	14,291	344
Grants and tax incentive expense reimbursement, net	(1,478)	(110)	(1,368)	*
Total research and development expenses	$74,506	$65,003	$9,503	15

*Percentage not meaningful

Research and development expenses increased $9.5 million, or 15%, from $65.0 million for the year ended December 31, 2019 to $74.5 million for the year ended December 31, 2020. The increase included a $14.3 million increase in pre-clinical and discovery research expenses, including pre-clinical costs related to our second-generation research collaboration efforts with Janssen, a $2.4 million increase in PN-943 clinical trial and development expenses following the initiation of the Phase 2 trial in UC in 2020, a $2.1 million increase in rusfertide clinical trial and development expenses, including the ongoing Phase 2 trials in PV and HH, and $0.3 million of Phase 1 clinical trial and development expenses for PN-235. These increases were partially offset by a decrease of $8.5 million for PTG-200 clinical trial and development expenses under the Janssen License and Collaboration Agreement due to timing of deliverables and related cost sharing arrangements, and the impact of a $1.3 million reversal of previously recorded reductions to research and development expenses in connection with the tax incentive from Australia in 2019. Research and development expenses for the year ended December 31, 2020 included increased personnel costs due to an increase in research and development headcount from 54 full-time equivalent employees at December 31, 2019 to 59 full-time equivalent employees at December 31, 2020.

General and Administrative Expenses

General and administrative expenses increased $2.9 million, or 18%, from $15.7 million for the year ended December 31, 2019 to $18.6 million for the year ended December 31, 2020 primarily due to increases of $1.4 million in compensation-related expenses to support the growth of our operations, $1.3 million in legal expenses and $0.8 million in insurance expense, partially offset by a $0.6 decrease in other expenses, including accounting fees, market research, recruiting fees and travel expense.

Interest Income

Interest income decreased $1.9 million, or 68%, from $2.8 million for the year ended December 31, 2019 to $0.9 million for the year ended December 31, 2020. This decrease was primarily due to the declining interest rate environment and a change in the mix of marketable securities compared to the prior year period, despite higher interest-earning asset balances.

Interest Expense

Interest expense increased $0.4 million, or 254%, from $0.2 million for the year ended December 31, 2019 to $0.6 million for the year ended December 31, 2020. Interest expense reflects contractual interest, amortization of origination fees and other issuance costs, and accretion of final payment fees on our term loan that funded in October 2019 and was repaid in full in June 2020.

Income Tax Expense

Income tax expense increased by $2.0 million, or 289%, from an income tax benefit of $0.7 million for the year ended December 31, 2019 to income tax expense of $1.3 million for the year ended December 31, 2020. Our effective income tax rate was (2.0)% for the year ended December 31, 2020 as compared to 0.9% for the year ended December 31, 2019. Our effective income tax rate differs from our federal statutory rate of 21% primarily because our losses cannot be benefited due to our full valuation allowance position. During the second quarter of 2020, our Australia subsidiary sold beneficial rights to discovery intellectual property to our U.S. entity, and the U.S. entity reimbursed the Australia subsidiary for certain direct development costs. Upon completion of the sale, we analyzed tax planning strategies and future income and concluded that a valuation allowance is necessary for our Australia subsidiary. Income tax expense for year ended December 31, 2020 reflects this sale of intellectual property rights, cost reimbursements and related adjustments to the deferred tax asset, establishing a valuation allowance and certain uncertain tax position liabilities. Income tax benefit for the year ended December 31, 2019 included a discrete tax benefit of approximately $1.1 million for the 2017 Australia refundable R&D tax offset.

Comparison of the Years ended December 31, 2019 and 2018

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

Research and Development Expenses

	Year Ended December 31,		Dollar	%
	2019	2018	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide (PTG-300)	$30,325	$14,304	16,021	112
Clinical and development expense — PN-943	20,924	523	20,401	*
Clinical and development expense — PTG-200	9,414	16,120	(6,706)	(42)
Clinical and development expense — PTG-100	288	20,443	(20,155)	(99)
Milestone payment obligation to former collaboration partner	—	500	(500)	(100)
Preclinical and drug discovery research expense	4,162	9,837	(5,675)	(58)
Grants and tax incentive expense reimbursement, net	(110)	(2,230)	2,120	(95)
Total research and development expenses	$65,003	$59,497	$5,506	9

*Percentage not meaningful

Research and development expenses increased $5.5 million, or 9%, from $59.5 million for the year ended December 31, 2018 to $65.0 million for the year ended December 31, 2019. The increase included $20.4 million of PN-943 clinical trial and development expenses, an increase of $16.0 million in rusfertide clinical trial and development expenses and a $1.3 million reversal of previously recorded reductions to research and development expenses in connection with the tax incentive from Australia, partially offset by a decrease of $20.1 million in PTG-100 clinical trial and development expenses due to the halting of further development during 2018 and related credit adjustments, a decrease of $6.7 million for PTG-200 clinical trial and development expenses under the Janssen License and Collaboration Agreement due to timing of deliverables and a decrease of $5.7 million in pre-clinical and discovery research expenses. Research and development expenses for the year ended December 31, 2019 included increased personnel costs due to an increase in research and development headcount from 49 employees at December 31, 2018 to 54 employees at December 31, 2019.

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

Liquidity and Capital Resources

Liquidity and Capital Expenditures

As of December 31, 2020, we had $307.8 million of cash, cash equivalents and marketable securities and an accumulated deficit of $283.8 million. Our operations have been financed primarily by net proceeds from the sale of shares of our capital stock and payments under the Janssen License and Collaboration Agreement. During the third quarter of 2017 we received a non-refundable, upfront payment of $50.0 million from Janssen. During the second quarter of 2019, we received a nonrefundable $25.0 million payment from Janssen upon execution of the First Amendment. During the first quarter of 2020, we received a nonrefundable $5.0 million payment from Janssen.

In September 2017, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (File No. 333-220314) that was declared effective as of October 5, 2017 and permits the offering, issuance, and sale by us of up to a maximum aggregate offering price of $200.0 million of our common stock, preferred stock and certain debt securities (the “2017 Form S-3”). Up to a maximum of $50.0 million of the maximum aggregate offering price of $200.0 million could be issued and sold pursuant to an at-the-market (“ATM”) financing facility under a sales agreement (the “2017 Sales Agreement”). The 2017 Sales Agreement was terminated in 2019. During the year ended December 31, 2019, prior to the termination of the 2017 Sales Agreement, we sold 2,846,641 shares of our common stock for net proceeds of $34.5 million, after deducting issuance costs. We sold 151,273 shares of our common stock pursuant to the 2017 Sales Agreement during the year ended December 31, 2018 for net proceeds of $1.5 million, after deducting issuance costs. The 2017 Form S-3 expired in October 2020.

In August 2018, we entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which we sold an aggregate of 2,750,000 shares of our common stock at a price of $8.00 per share, for aggregate net proceeds of $21.7 million, after deducting offering expenses payable by us. In a concurrent private placement, we issued the Investors warrants to purchase an aggregate of 2,750,000 shares of our common stock (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant is exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of our common stock have an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of our common stock have an exercise price of $15.00 per share. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the Warrants may be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, we granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. The common stock and Warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and the net proceeds from the transaction were recorded as a credit to additional paid-in capital. As of December 31, 2020, none of the Warrants have been exercised.

In December 2018, we entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which we exchanged an aggregate of 1,000,000 shares of our common stock, par value $0.00001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.00001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of our common stock, subject to certain exceptions. In accordance with Accounting Standards Codification Topic 505, Equity, we recorded the retirement of the common stock exchanged as a reduction of common stock shares outstanding and a corresponding debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants are classified as equity in accordance with ASC 480, and fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. We determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants.

During the year ended December 31, 2019, Exchange Warrants to purchase 600,000 shares were net exercised, resulting in the issuance of 599,997 shares of common stock. As of December 31, 2020, 400,000 of the Exchange Warrants remain unexercised.

In October 2019, we filed a registration statement on Form S-3 (File no. 333-234414) that was declared effective as of November 22, 2019 and permits the offering, issuance, and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities and warrants (the “2019 Form S-3”). Up to a maximum of $75.0 million of the maximum aggregate offering price of $250.0 million may be issued and sold pursuant to an ATM financing facility under a sales agreement we entered into on November 27, 2019 (the “2019 Sales Agreement”). In May 2020, we completed an underwritten public offering of 7,000,000 shares of common stock at a public offering price of $14.00 per share and issued an additional 1,050,000 shares of our common stock at a price of $14.00 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs paid us, were $105.3 million. We sold 2,483,719 shares of our common stock pursuant to the 2019 Sales Agreement during the year ended December 31, 2020 for net proceeds of $41.9 million, after deducting issuance costs. As of December 31, 2020, a total of $94.2 million of common stock remained available for sale under the 2019 Form S-3, $31.9 million of which remained available for sale under the ATM financing facility.

In October 2019, we entered into a credit and security agreement pursuant to which the lenders party thereto agreed to make term loans available to us for working capital and general business purposes, in a principal amount of up to $50.0 million, including a $10.0 million term loan which was funded at closing (October 30, 2019), with the ability to access the remaining $40.0 million in two additional tranches of $20.0 million, subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions. In June 2020, we prepaid the outstanding $10.0 million balance on the term loan as well as $0.6 million for related prepayment and exit fees. We did not exercise our option to borrow the $20.0 million second tranche of Term Loans, which expired on December 31, 2020, and therefore have one remaining $20.0 million tranche available under the Term Loan Credit Agreement and no related outstanding balance as of December 31, 2020. Additional information about this credit facility and our long-term debt is presented in Note 9 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In December 2020, we filed an automatic registration statement on Form S-3ASR and an accompanying prospectus (Registration Statement No. 333-251254), pursuant to which we completed an underwritten public offering of 4,761,904 shares of common stock at a public offering price of $21.00 per share and issued an additional 714,285 shares of our common stock at a price of $21.00 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs paid by us, were $107.6 million. This Form S-3ASR expires in December 2023.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures and pre-commercialization costs. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe, based on our current operating plan and expected expenditures, that our existing cash, cash equivalents and marketable securities and access to our term loan facility will be sufficient to meet our anticipated operating and capital expenditure requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. If our planned pre-clinical and clinical trials are successful, or our other product candidates enter clinical trials or advance beyond the discovery stage, we will need to raise additional funding, which may come from raising additional capital, seeking access to additional debt, and additional collaborative or other arrangements with corporate sources in order to further advance our product candidates towards potential regulatory approval, but such funding may not be available at terms acceptable to us, if at all. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We anticipate that we will need to raise substantial additional funding, the requirements of which will depend on many factors, including:

●	the progress, timing, scope, results and costs of our pre-clinical studies and clinical trials for our product candidates, including the ability to enroll patients in a timely manner for our clinical trials;
●	the costs of and ability to obtain clinical and commercial supplies and any other product candidates we may identify and develop;
●	our ability to successfully commercialize the product candidates we may identify and develop;
●	the selling and marketing costs associated with our current product candidates and any other product candidates we may identify and develop, including the cost and timing of expanding our sales and marketing capabilities;
●	the achievement of development, regulatory and sales milestones resulting in payments to us from Janssen under the Janssen License and Collaboration Agreement or other such arrangements we may enter into, and the timing of receipt of such payments, if any;
●	the timing, receipt and amount of royalties under the Janssen License and Collaboration Agreement on worldwide net sales of PTG-200, including any second-generation compounds, upon regulatory approval or clearance, if any;
●	the amount and timing of sales and other revenues from our current product candidates and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;
●	the cash requirements of any future acquisitions or discovery of product candidates;
●	the time and cost necessary to respond to technological and market developments;
●	the extent to which we may acquire or in-license other product candidates and technologies;
●	costs necessary to attract, hire and retain qualified personnel;
●	the costs of maintaining, expanding and protecting our intellectual property portfolio; and
●	the costs of ongoing general and administrative activities to support the growth of our business.

Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. Further, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials, other research and development activities and pre-commercialization costs. If we do raise additional capital through public or private equity offerings or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated product development programs.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Cash used in operating activities	$(72,484)	$(41,527)	$(49,947)
Cash (used in) provided by investing activities	(90,965)	(53,710)	2,213
Cash provided by financing activities	247,626	46,036	24,115

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2020 was $72.5 million, consisting or our net loss of $66.2 million and a net change of $19.0 million in net operating assets and liabilities, partially offset by non-cash charges of $12.7 million. Non-cash charges were primarily comprised of $7.9 million of stock-based compensation, $1.8 million of operating lease ROU asset amortization, a $1.4 million change in net deferred tax asset, $0.8 million of depreciation and amortization, a $0.6 million loss on early prepayment of long-term debt and $0.2 million of amortization of debt issuance costs and accretion of debt discount. The change in net operating assets and liabilities was primarily due to a decrease of $27.0 million in deferred revenue related to the Janssen License and Collaboration Agreement, a $1.9 million decrease in operating lease liability, a $1.1 million increase in prepaid expenses and other assets and a $1.0 million increase in Australia research and development refundable cash tax incentive receivable, partially offset by an increase of $5.8 million in accrued expenses and other liabilities, a decrease of $4.3 million in receivable from collaboration partner, an increase of $1.5 million in payable to collaboration partner, an increase of $0.3 million in accounts payable, and an increase of $0.1 million in other liability.

Cash used in operating activities for the year ended December 31, 2019 was $41.5 million, consisting of our net loss of $77.2 million, partially offset by a net change of $26.1 million in net operating assets and liabilities and non-cash charges of $9.5 million. The change in net operating assets and liabilities was primarily due to a net increase of $33.5 million in deferred revenue related to the Janssen License and Collaboration Agreement, a decrease of $1.4 million in research and development refundable cash tax incentive receivable and an increase of $1.1 million in accrued expenses and other payables, partially offset by an decrease of $3.0 million in accounts payable, an increase of $2.8 million in prepaid expenses and other assets, an increase of $2.2 million in receivable from collaboration partner and a decrease of $1.9 million in operating lease liability. Non-cash charges were primarily comprised of $8.4 million of stock-based compensation, $1.8 million of operating lease right-of-use asset amortization and $0.7 million of depreciation and amortization, partially offset by a $0.8 million increase in deferred tax assets and $0.6 million of net accretion of discount on marketable securities.

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

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2020 was $91.0 million, consisting of purchases of marketable securities of $280.0 million and purchases of property and equipment of $0.5 million, partially offset by proceeds from maturities of marketable securities of $189.5 million. Purchases of property and equipment were primarily related to purchases of laboratory equipment, furniture and computer equipment.

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

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2020 was $247.6 million, consisting primarily of cash proceeds from our public offerings of common stock of $213.3 million, cash proceeds from ATM sales of $42.1 million, and proceeds from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan of $2.8 million, partially offset by early repayment of long-term debt of $10.5 million.

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

Contractual Obligations and Other Commitments

Our contractual obligations include minimum lease payments under our operating lease obligations. See Note 10 to the consolidated financial statements elsewhere in this Annual Report on Form 10-K for additional information.

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

In June 2012, we entered into a Research Collaboration and License Agreement with Zealand Pharma A/S to identify, optimize and develop novel disulfide-rich peptides to discover a hepcidin mimetic. We amended this agreement on February 28, 2014, at which point Protagonist assumed responsibility for the development program. See “Item 3. Legal Proceedings”, “Item 7. Management’s Discussion and Analysis – Contractual Obligations and Other Commitments” and Note 7 and Note 11 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our investments and borrowings.

We had $307.8 million and $133.0 million in cash, cash equivalents and marketable securities at December 31, 2020 and December 31, 2019, respectively. Cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Marketable securities consist of corporate bonds, commercial paper and government bonds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. Based on our interest rate sensitivity analysis, an immediate 1% increase in interest rates would increase our interest income by approximately $2.3 million, while an immediate 1% decrease in interest rates would decrease our interest income by approximately $0.4 million.

Approximately $1.0 million and $0.6 million of our cash balance was located in Australia at December 31, 2020 and December 31, 2019, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on our results of operations.

Item 8.Financial Statements and Supplementary Data

PROTAGONIST THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Protagonist Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Protagonist Therapeutics, Inc. (the Company) as of December 31, 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Redwood City, California

March 10, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Protagonist Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Protagonist Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 10, 2020

We served as the Company's auditor from 2015 to 2019.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$117,358	$33,006
Marketable securities	188,451	100,011
Restricted cash - current	10	10
Receivable from collaboration partner and contract asset - related party	2,426	6,755
Research and development tax incentive receivable	1,084	—
Prepaid expenses and other current assets	6,277	5,529
Total current assets	315,606	145,311
Marketable securities - noncurrent	2,000	—
Property and equipment, net	1,462	1,681
Restricted cash - noncurrent	450	450
Operating lease right-of-use asset	4,950	6,042
Deferred tax asset	—	1,433
Total assets	$324,468	$154,917
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,075	$2,790
Payable to collaboration partner - related party	2,732	1,262
Accrued expenses and other payables	18,498	12,360
Deferred revenue - related party - current	14,477	17,738
Operating lease liability - current	1,459	1,256
Total current liabilities	40,241	35,406
Long-term debt, net	—	9,794
Deferred revenue - related party - noncurrent	—	23,792
Operating lease liability - noncurrent	4,500	5,961
Other liabilities	121	—
Total liabilities	44,862	74,953
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 90,000,000 shares authorized; 43,745,465 and 27,217,649 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	563,389	297,846
Accumulated other comprehensive gain (loss)	28	(221)
Accumulated deficit	(283,811)	(217,661)
Total stockholders’ equity	279,606	79,964
Total liabilities and stockholders’ equity	$324,468	$154,917

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
License and collaboration revenue - related party	$28,628	$231	$30,925
Operating expenses:
Research and development	74,506	65,003	59,497
General and administrative	18,638	15,749	13,697
Total operating expenses	93,144	80,752	73,194
Loss from operations	(64,516)	(80,521)	(42,269)
Interest income	900	2,813	2,566
Interest expense	(598)	(169)	—
Loss on early repayment of debt	(585)	—	—
Other expense, net	(46)	(1)	(20)
Loss before income tax (expense) benefit	(64,845)	(77,878)	(39,723)
Income tax (expense) benefit	(1,305)	691	799
Net loss	$(66,150)	$(77,187)	$(38,924)
Net loss per share, basic and diluted	$(1.92)	$(2.98)	$(1.74)
Weighted-average shares used to compute net loss per share, basic and diluted	34,396,446	25,894,024	22,364,515

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(66,150)	$(77,187)	$(38,924)
Other comprehensive loss:
Gain (loss) on translation of foreign operations	266	(44)	(322)
Unrealized (loss) gain on marketable securities	(17)	56	95
Comprehensive loss	$(65,901)	$(77,175)	$(39,151)

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	Gain (Loss)	Deficit	Equity
	Shares	Amount
Balance at December 31, 2017	21,088,306	$—	$222,188	$(6)	$(101,550)	$120,632
Issuance of common stock and warrants upon private placement, net of issuance costs	2,750,000	—	21,673	—	—	21,673
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	151,273	—	1,508	—	—	1,508
Issuance of common stock under equity incentive and employee stock purchase plans	197,640	—	934	—	—	934
Retirement of common stock in exchange for common stock warrant	(1,000,000)	—	(6,670)	—	—	(6,670)
Issuance of common stock warrant in exchange for retirement of common stock	—	—	6,670	—	—	6,670
Stock-based compensation expense	—	—	6,919	—	—	6,919
Other comprehensive loss	—	—	—	(227)	—	(227)
Net loss	—	—	—	—	(38,924)	(38,924)
Balance at December 31, 2018	23,187,219	—	253,222	(233)	(140,474)	112,515
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	2,846,641	—	34,492	—	—	34,492
Issuance of common stock under equity incentive and employee stock purchase plans	583,792	—	1,779	—	—	1,779
Issuance of common stock upon exercise of Exchange Warrants	599,997	—	—	—	—	—
Stock-based compensation expense	—	—	8,353	—	—	8,353
Other comprehensive gain	—	—	—	12	—	12
Net loss	—	—	—	—	(77,187)	(77,187)
Balance at December 31, 2019	27,217,649	—	297,846	(221)	(217,661)	79,964
Issuance of common stock pursuant to public offerings, net of issuance costs	13,526,189	—	212,974	—	—	212,974
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	2,483,719	—	41,871	—	—	41,871
Issuance of common stock under equity incentive and employee stock purchase plans	517,908	—	2,799	—	—	2,799
Stock-based compensation expense	—	—	7,899	—	—	7,899
Other comprehensive gain	—	—	—	249	—	249
Net loss	—	—	—	—	(66,150)	(66,150)
Balance at December 31, 2020	43,745,465	$—	$563,389	$28	$(283,811)	$279,606

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net loss	$(66,150)	$(77,187)	$(38,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,899	8,353	6,919
Operating lease right-of-use asset amortization	1,775	1,792	—
Depreciation and amortization	789	703	527
Loss on early repayment of debt	585	—	—
Net amortization of premium (accretion of discount) on marketable securities	37	(594)	206
Amortization of debt issuance costs and accretion of debt discount	159	29	—
Gain on disposal of property and equipment	—	8	—
Change in deferred tax asset	1,438	(775)	(658)
Changes in operating assets and liabilities:
Research and development tax incentive receivable	(990)	1,411	(236)
Receivable from collaboration partner - related party	4,329	(2,168)	(2,771)
Prepaid expenses and other assets	(1,102)	(2,820)	1,117
Accounts payable	309	(3,000)	4,430
Payable to collaboration partner - related party	1,471	201	1,061
Accrued expenses and other payables	5,840	1,098	1,911
Deferred revenue - related party	(27,053)	33,307	(23,529)
Operating lease liability	(1,941)	(1,885)	—
Other liability	121	—	—
Net cash used in operating activities	(72,484)	(41,527)	(49,947)
Cash Flows from Investing Activities
Purchase of marketable securities	(280,027)	(166,936)	(71,060)
Proceeds from maturities of marketable securities	189,533	114,193	73,759
Purchases of property and equipment	(471)	(967)	(486)
Net cash (used in) provided by investing activities	(90,965)	(53,710)	2,213
Cash Flows from Financing Activities
Proceeds from public offering of common stock, net of issuance costs	213,303	—	—
Proceeds from issuance of common stock and warrants in private placement, net of issuance costs	—	—	21,673
Proceeds from at-the-market offering, net of issuance costs	42,062	34,492	1,508
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	2,799	1,779	934
Proceeds from issuance of long-term debt, net of issuance costs	—	9,765	—
Issuance costs related to long-term debt	(14)	—	—
Early repayment of long-term debt	(10,524)	—	—
Net cash provided by financing activities	247,626	46,036	24,115
Effect of exchange rate changes on cash, cash equivalents and restricted cash	175	(26)	(177)
Net increase (decrease) in cash, cash equivalents and restricted cash	84,352	(49,227)	(23,796)
Cash, cash equivalents and restricted cash, beginning of period	33,466	82,693	106,489
Cash, cash equivalents and restricted cash, end of period	$117,818	$33,466	$82,693
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$438	$70	$—
Supplemental Disclosure of Non-Cash Financing and Investing Information:
Issuance costs related to public offering of common stock included in accrued liabilities and other payables	$205	$80	$—
Issuance costs related to at-the-market offering of common stock included in prepaid expenses and other assets at the end of the previous year	$191	$—	$—
Issuance costs related to public offering of common stock included in prepaid expenses and other assets at the end of the previous year	$124	$—	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$85	$100	$24
Fair value of common stock retired in exchange for issuance of common stock warrant	$—	$—	$6,670

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Note 1.    Organization and Description of Business

Protagonist Therapeutics, Inc. (the “Company”) is headquartered in Newark, California. The Company is a clinical-stage biopharmaceutical company that utilizes a proprietary technology platform to discover and develop novel peptide-based therapeutics to address significant unmet medical needs and transform existing treatment paradigms for patients. Protagonist Pty Limited (“Protagonist Australia”) is a wholly-owned subsidiary of the Company and is located in Brisbane, Queensland, Australia. Protagonist Australia was incorporated in Australia in September 2001. The Company manages its operations as a single operating segment.

Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of $283.8 million as of December 31, 2020. The Company’s ultimate success depends on the outcome of its research and development and collaboration activities. The Company expects to incur additional losses in the future and anticipates the need to raise additional capital to continue to execute its long-range business plan. Since the Company’s initial public offering in August 2016, it has financed its operations primarily through offerings of common stock and payments received under a license and collaboration agreement.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The Company is continuing to closely monitor the impact of the COVID-19 pandemic on its business and has taken and continues to take proactive efforts to protect the health and safety of its patients, clinical research staff and employees, and to maintain business continuity. The extent of the impact of the COVID-19 pandemic on the Company's activities is highly uncertain and difficult to predict, as the response to the pandemic is ongoing and information continues to evolve. Capital markets and economies worldwide have been negatively impacted by the COVID-19 pandemic, which has contributed to the current global economic recession. Such economic disruption could have a material adverse effect on the Company’s business. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.

The severity of the impact of the COVID-19 pandemic on the Company's activities will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, including the severity of any additional periods of increases or spikes in the number of cases in the areas the Company and its suppliers operate and areas where the Company’s clinical trial sites are located. Accordingly, the extent and severity of the impact on the Company's existing and planned clinical trials, manufacturing, collaboration activities and operations, is uncertain and cannot be fully predicted. The Company has experienced delays in its existing and planned clinical trials due to the worldwide impacts of the pandemic. The Company's future results of operations and liquidity could be adversely impacted by further delays in existing and planned clinical trials, continued difficulty in recruiting patients for these clinical trials, delays in manufacturing and collaboration activities, supply chain disruptions, the ongoing impact on its operating activities and employees, and the ongoing impact of any initiatives or programs that the Company may undertake to address financial and operational challenges. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's future financial condition, liquidity or results of operations remains uncertain.

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

The financial statements of Protagonist Australia use the Australian dollar as the functional currency since the majority of expense transactions occur in such currency. Gains and losses from foreign currency transactions were not material for all periods presented. The re-measurement from Australian dollar to U.S. dollars is outlined below:

a.	Equity accounts, except for the change in retained earnings during the year, have been translated using historical exchange rates.
b.	All other Australian dollar denominated assets and liabilities as of December 31, 2020 and 2019 have been translated using the year-end exchange rate.
c.	The consolidated statements of operations have been translated at the weighted average exchange rates in effect during each year.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company has taken into consideration any known COVID-19 impacts in its accounting estimates to date and is not aware of any additional specific events or circumstances that would require any additional updates to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Cash as reported in the consolidated statements of cash flows consists of (in thousands):

	December 31,
	2020	2019	2018
Cash and cash equivalents	$117,358	$33,006	$82,233
Restricted cash - current	10	10	10
Restricted cash - noncurrent	450	450	450
Total cash, cash equivalent and restricted cash in consolidated statements of cash flows	$117,818	$33,466	$82,693

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

The period between when the Company transfers control of promised goods or services and when the Company receives payment is expected to be one year or less, which is consistent with the Company’s historical experience. Upfront payment contract liabilities resulting from the Company’s license and collaboration agreements do not represent a financing component as the payment is not financing the transfer of goods and services, and the technology underlying the licenses granted reflects research and development expenses already incurred by the Company. As such, the Company does not adjust its revenues for the effects of a significant financing component.

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

The Company has received orphan drug designation from the U.S. Food and Drug Administration (“FDA”) for its clinical asset rusfertide (generic name for PTG-300) for the treatment of polycythemia vera and beta-thalassemia and may qualify for a related 25% U.S. Federal income tax credit on qualifying clinical study expenditures.

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

Small Business Innovation Research (“SBIR”) Grants

The Company has received SBIR grants from the National Institutes of Health (“NIH”) in support of its research activities. The Company recognizes a reduction to research and development expenses when expenses related to grants have been incurred and the grant funds become contractually due from NIH.

Stock-based Compensation

The Company measures its stock-based awards made to its equity plan participants based on the estimated fair values of the awards as of the grant date. For stock option awards, the Company uses the Black-Scholes option-pricing model to estimate fair values. For restricted stock unit awards, the estimated fair value is generally the fair market value of the underlying stock on the grant date. Stock-based compensation expense is recognized over the requisite service period and is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. The Company recognizes forfeitures of stock-based awards as they occur.

Net Loss per Share

Basic net loss per share is calculated by dividing the Company’s net loss by the weighted average number of shares of common stock and Exchange Warrants outstanding during the period, without consideration of potentially dilutive securities. In accordance with Accounting Standards Codification Topic 260, Earnings Per Share, the Exchange Warrants are included in the computation of basic net loss per share because the exercise price is negligible and they are fully vested and exercisable after the original issuance date. Diluted net loss per share is the same as basic net loss per share for all periods presented since the effect of potentially dilutive securities is anti-dilutive given the net loss of the Company in each period. See Note 12. Stockholders' Equity for additional information regarding the Exchange Warrants.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements and is intended to improve the effectiveness of disclosures, including the consideration of costs and benefits. The Company adopted this guidance as of January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or disclosures.

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

Recently Issued Accounting Pronouncements Not Yet Adopted as of December 31, 2020

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. The new standard replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. This guidance was originally effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted for fiscal years and interim periods within those years beginning after December 15, 2018. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which amended the mandatory effective date of ASU No. 2016-13 for smaller reporting companies. Based on the Company’s status as a smaller reporting company as of November 15, 2019, ASU 2016-13 is effective for the Company for fiscal years and interim periods beginning after December 15, 2022. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and disclosures.

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

The Company entered into an amendment (the “First Amendment”) to the Janssen License and Collaboration Agreement effective May 7, 2019. The First Amendment builds upon the Company’s ongoing development collaboration with Janssen for PTG-200 and, upon the effectiveness of the First Amendment, the Company became eligible to receive a $25.0 million payment from Janssen, which was received during the second quarter of 2019. The First Amendment expanded the scope of the Janssen License and Collaboration Agreement by supporting research efforts towards identifying and developing second-generation IL-23R antagonists (“second-generation compounds”). Two second-generation IL-23R compounds have been nominated and are currently in development: PN-235, in a Phase 1 clinical study, and PN-232, in preclinical studies.

As part of the services added in the First Amendment, Janssen will pay certain costs and milestones related to advancing pre-clinical candidates from the second-generation research program through Phase 1 studies, including funding of a certain number of full-time equivalent employees (“FTEs”) at the Company for an agreed upon period of time. The Company will pay 100% of the costs for the preclinical studies and Phase 1 studies for the first second-generation compound, and 50% of the costs of the Phase 1 studies for the second and third second-generation compounds; thereafter Janssen will pay 100% of any further Phase 1 development costs. Development costs for the Phase 2 clinical trials for second-generation compounds are shared between the parties on an 80/20 basis, with Janssen assuming the larger share. The Company’s Phase 1 and Phase 2 development costs are also limited by overall spending caps. In December 2019, the Company became eligible to receive a $5.0 million payment trigged by the successful nomination of a second-generation development compound, which was received during the first quarter of 2020. The Company will be eligible to receive a $7.5 million milestone payment at the completion of a Phase 1 study for the first second-generation compound.

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

Pursuant to the First Amendment, the Company will be eligible to receive clinical development, regulatory and sales milestones, if and as achieved, and/or payments relating to Janssen’s elections to maintain or expand its license rights. The next possible milestone or opt-in election events based on a Phase 2 clinical trial in CD are as follows:

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

Pursuant to the First Amendment, the Company will be eligible to receive tiered royalties on net product sales at percentages ranging from mid-single digits to ten percent. Under the terms of the First Amendment, the Company will be eligible to receive up to an aggregate $1.0 billion in research, development, regulatory and sales milestones.

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

Revenue Recognition

The Company concluded that the amended Janssen License and Collaboration Agreement continued to contain a single performance obligation including the development license; second-generation compound research services; Phase 1 development services for PTG-200 and potential second-generation compounds; the Company’s services associated with Phase 2 development for PTG-200 until Phase 2a; the Company’s services associated with Phase 2 development for second-generation products until the dosing of the third patient in Phase 2b in CD or UC, or Phase 2 in an additional indication; and all other such services that the Company may perform at the request of Janssen to support the development of PTG-200, second-generation research services, or the development of second-generation compounds. The Company concluded that the Amended First Opt-in Election and the Amended Second Opt-in Election options are not considered to be material rights.

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

The contract duration is defined as the period in which parties to the contract have present enforceable rights and obligations. For revenue recognition purposes, the Company determined that the duration of the Janssen License and Collaboration Agreement, as amended, began on the effective date of July 13, 2017 and is estimated to end upon the later of end of Phase 2a for PTG-200 or upon dosing of the third patient in Phase 2b for a second-generation compound.

The Company uses the most likely amount method to estimate variable consideration included in the transaction price. Variable consideration after the First Amendment consists of future milestone payments and cost sharing payments from Janssen for agreed upon services, offset by development cost reimbursements payable to Janssen. Cost sharing payments from Janssen relate to the agreed upon services for development activities that the Company performs within the duration of the contract and are included in the transaction price at the Company’s share of estimated budgeted costs for these activities, including primarily internal full-time equivalent effort and third party contract costs. Cost sharing payments to Janssen relate to agreed upon services for Phase 2 activities that Janssen performs within the duration of the contract and are not a distinct service that Janssen transfers to the Company. Therefore, the consideration payable to Janssen is accounted for as a reduction in the transaction price.

The Company concluded that the transaction price of the initial performance obligation under the Janssen License and Collaboration Agreement was $98.6 million as of December 31, 2020, a decrease of $14.3 million from the transaction price of $112.9 million at December 31, 2019 and an increase of $37.9 million from the transaction price of $60.7 million at December 31, 2018. In order to determine the transaction price, the Company evaluated all payments to be received during the duration of the contract, net of Phase 2 development costs reimbursement expected to be payable to Janssen. The Company determined that the transaction price of the initial performance obligation as of December 31, 2020 includes the $50.0 million upfront payment, the $25.0 million payment received upon the effectiveness of the First Amendment, the $5.0 million payment triggered by the successful nomination of a second-generation compound, $17.9 million of reimbursement from Janssen for services performed for PTG-200 Phase 2 and for second-generation compound research and development costs and other services, and estimated variable consideration consisting of a $7.5 million milestone payment subject to the completion of a Phase 1 study for a second-generation compound, partially offset by $6.8 million of net cost reimbursement to Janssen for services performed. The Company evaluated whether the variable component of the transaction price should be constrained to ensure that a significant reversal of revenue recognized on a cumulative basis as of December 31, 2020 is not probable. The Company concluded that the variable consideration constraint does not further decrease the estimated transaction price as of December 31, 2020. The additional potential development, regulatory and sales milestone payments after the completion of Phase 2a activities in UC and CD that the Company would be eligible to receive are currently outside the contract term as defined for revenue recognition purposes and as such have been excluded from the transaction price. Janssen has also opted in for certain additional services to be performed by the Company that are outside the initial performance obligation; revenue is recognized as these services are performed.

The Company re-evaluates the transaction price, including variable consideration, at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company and Janssen make quarterly cost sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the overall shared costs incurred.

The Company utilizes a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to expected costs to fulfill the combined performance obligation. These costs consist primarily of internal FTE effort and third-party contract costs. Revenue will be recognized based on actual costs incurred as a percentage of total estimated costs as the Company completes its performance obligations. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the Company’s performance obligations. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Janssen. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

For the year ended December 31, 2020, the Company recognized $28.6 million of license and collaboration revenue. This amount included $27.1 million of the transaction price based on proportional performance and an update in forecasted amounts for future services remaining to be performed and recognized under the Janssen License and Collaboration Agreement. In addition, the Company recorded $1.5 million of revenue for the year ended December 31, 2020 related to additional services provided by the Company under the Janssen License and Collaboration Agreement.

For the year ended December 31, 2019, the Company recognized $0.2 million of license and collaboration revenue. This amount included a $9.4 million cumulative catchup adjustment as a reduction of revenue, offset by $8.0 million of license and collaboration revenue recognized following the contract modification for the First Amendment and $1.6 million of collaboration revenue recognized during the first quarter of 2019 under the original Janssen License and Collaboration Agreement prior to the effectiveness of the First Amendment. No revenue for additional services was recognized for the year ended December 31, 2019.

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

The following table presents changes in the Company’s contract assets and liabilities during the periods presented (in thousands):

	Balance at			Balance at
	Beginning of			End of
Year Ended December 31, 2020	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$5,955	$6,221	$(9,750)	$2,426
Contract asset - related party	$800	$342	$(1,142)	$—
Contract liabilities:
Deferred revenue - related party	$41,530	$3,963	$(31,016)	$14,477
Payable to collaboration partner - related party	$1,262	$3,800	$(2,330)	$2,732

	Balance at			Balance at
	Beginning of			End of
Year Ended December 31, 2019	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$2,042	$36,837	$(32,924)	$5,955
Contract asset - related party	$2,545	$800	$(2,545)	$800
Contract liabilities:
Deferred revenue - related party	$8,223	$42,456	$(9,149)	$41,530
Payable to collaboration partner - related party	$1,061	$1,468	$(1,267)	$1,262

During the year ended December 31, 2020, the Company recognized revenue of $14.1 million from amounts included in the deferred revenue contract liability balance at the beginning of the year. During the year ended December 31, 2019, the Company recognized revenue of $1.6 million from amounts included in the deferred revenue contract liability balance at the beginning of the year, which represents the revenue recognized during the first quarter of 2019 prior to the effectiveness of the First Amendment. During the year ended December 31, 2018, the Company recognized $23.5 million in revenue from the deferred revenue contract liability balance at the beginning of the year. None of the costs to obtain or fulfill the contract were capitalized.

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

The following table presents the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$27,481	$—	$—	$27,481
Commercial paper	—	65,863	—	65,863
Corporate debt securities	—	27,590	—	27,590
U.S. Treasury and agency securities	—	183,210	—	183,210
Total financial assets	$27,481	$276,663	$—	$304,144

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$12,964	$—	$—	$12,964
Commercial paper	—	44,282	—	44,282
Corporate debt securities	—	33,662	—	33,662
U.S. Treasury and agency securities	—	40,810	—	40,810
Total financial assets	$12,964	$118,754	$—	$131,718

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

Fair Value of Other Financial Instruments

The carrying value of long-term debt as of December 31, 2019 approximated fair value because the Term Loan bore interest at a rate that approximated prevailing market rates for instruments with similar characteristics and there was no significant change in the credit worthiness of the Company. The Company had no long-term debt balance as of December 31, 2020.

Note 5.    Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following (in thousands):

	December 31, 2020
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$27,481	$—	$—	$27,481
Commercial paper	65,866	—	(3)	65,863
Corporate debt securities	27,592	2	(4)	27,590
U.S. Treasury and agency securities	183,203	10	(3)	183,210
Total cash equivalents and marketable securities	$304,142	$12	$(10)	$304,144
Classified as:
Cash equivalents				$113,693
Marketable securities - current				188,451
Marketable securities - noncurrent				2,000
Total cash equivalents and marketable securities				$304,144

	December 31, 2019
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$12,964	$—	$—	$12,964
Commercial paper	44,284	2	(4)	44,282
Corporate debt securities	33,653	11	(2)	33,662
U.S. Treasury and agency securities	40,798	14	(2)	40,810
Total cash equivalents and marketable securities	$131,699	$27	$(8)	$131,718
Classified as:
Cash equivalents				$31,707
Marketable securities - current				100,011
Total cash equivalents and marketable securities				$131,718

Marketable securities – current of $188.5 million and $100.0 million held at December 31, 2020 and December 31, 2019, respectively, had contractual maturities of less than one year. Marketable securities – noncurrent of $2.0 million held at December 31, 2020 had contractual maturities of at least one year but less than two years. The Company did not hold any marketable securities – noncurrent at December 31, 2019. The Company has not experienced any material credit losses on its investments. The Company does not intend to sell its securities that are in an unrealized loss position, and it is unlikely that the Company will be required to sell its securities before recovery of their amortized cost basis at maturity. There were no realized gains or realized losses on marketable securities for the periods presented. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis.

Note 6.    Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2020	2019
Prepaid clinical and research related expenses	$3,517	$2,567
Prepaid insurance	1,440	1,161
Other prepaid expenses	1,009	1,057
Other receivable	311	744
Prepaid expenses and other current assets	$6,277	$5,529

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Laboratory equipment	$3,539	$2,947
Furniture and computer equipment	648	512
Leasehold improvements	748	863
Total property and equipment	4,935	4,322
Less: accumulated depreciation and amortization	(3,473)	(2,641)
Property and equipment, net	$1,462	$1,681

Depreciation expense for the years ended December 31, 2020, 2019, and 2018 was $789,000, $703,000 and $527,000, respectively. As of December 31, 2020, 2019 and 2018, $46,000, $37,000 and $200, respectively, of property and equipment, net, was located in Australia. The remainder of the Company’s property and equipment is located in the United States.

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued clinical and research related expenses	$11,335	$7,232
Accrued employee related expenses	6,413	4,637
Accrued professional service fees	668	301
Accrued interest payable	—	68
Other	82	122
Total accrued expenses and other payables	$18,498	$12,360

Note 7.    Research Collaboration and License Agreement

The Company and Zealand Pharma A/S entered into a collaboration agreement in June 2012. In October 2013, Zealand Pharma abandoned the collaboration and the collaboration agreement was terminated in 2014. The agreement provides for certain post-termination payment obligations to Zealand with respect to compounds related to the collaboration that meet specified conditions set forth in the collaboration agreement and which the Company elects to further develop following Zealand’s abandonment of the collaboration. The Company has the right, but not the obligation, to further develop and commercialize such compounds. The agreement provides for payments to Zealand for the achievement of certain development, regulatory and sales milestone events that occur prior to a partnering arrangement related to such compounds between the Company and a third party.

The Company initially determined that rusfertide is a compound for which the post-termination payments described above are required under the collaboration agreement and has made three development milestone payments for an aggregate amount of $1.0 million under the agreement. However, the Company concluded in 2019 that rusfertide is not a compound with respect to which post-termination payments are required under the agreement, and initiated the arbitration proceeding described in Note 11 below.

Milestone payments to collaboration partners are recorded as research and development expenses in the period that the expense is incurred. No research and development expense was recorded under this agreement for the years ended December 31, 2020 or 2019. For the year ended December 31, 2018, the Company recorded research and development expense of $500,000 under this agreement.

If the Company is required to continue to make payments with respect to rusfertide under the collaboration agreement, the next two milestones that would be due under the agreement include: $1.0 million to $3.0 million for initiation of placebo-controlled Phase 2b clinical trial; and $1.5 million to $4.5 million for initiation of a Phase 3 clinical trial. The milestone amounts vary depending on the number of patients in the applicable clinical trial, and the Company expects the milestones would be the lowest amount within the specified range.

See Note 11. Commitments and Contingencies – Legal Proceedings for additional information on arbitration proceedings related to this research and collaboration agreement.

Note 8.    Government Programs

Research and Development Tax Incentive

During the years ended December 31, 2020 and 2018, the Company recognized AUD 1.4 million ($1.0 million) and AUD 2.1 million ($1.6 million), respectively, as a reduction of research and development expenses in connection with the research and development cash tax incentive from the ATO. During the year ended December 31, 2019, the Company recognized AUD 1.9 million ($1.3 million) of research and development expenses in connection with the research and development tax incentive from the ATO because the Company determined that it had exceeded the annual turnover limit to claim such amounts following the receipt of certain payments under the Janssen License and Collaboration Agreement. As of December 31, 2020, the research and development tax incentive receivable was AUD 1.4 million ($1.1 million). There was no research and development tax incentive receivable as of December 31, 2019.

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

In September 2018, the Company was awarded a Phase 2 SBIR Grant from the National Heart, Lungs and blood Institute of the NIH in support of research aimed at developing the Company’s novel hepcidin mimetic rusfertide for the potential treatment of chronic anemia and iron overload in rare blood disorders, including beta-thalassemia. The total grant award was $1.5 million and was originally for the period from September 2018 to August 2020. During the year ended December 31, 2020, the Company requested an extension of this grant through July 2021, which was received in February 2021.

The Company recognizes a reduction to research and development expenses when expenses related to the grants have been incurred and the grant funds become contractually due from NIH. The Company recorded $0.5 million, $1.4 million and $0.7 million, as a reduction of research and development expenses for the years ended December 31, 2020,

2019 and 2018, respectively. The Company recorded a receivable for $0.3 million as of December 31, 2019 to reflect the eligible costs incurred under the grants that were contractually due to the Company. This receivable is included in prepaid expenses and other current assets on the consolidated balance sheets. There was no such receivable as of December 31, 2020.

Note 9. Debt

On October 30, 2019, the Company entered into a Credit and Security Agreement, dated as of October 30, 2019 (the “Closing Date”) by and among the Company, MidCap Financial Trust, as a lender, Silicon Valley Bank, as a lender, the other lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent (“Agent”), (the “Term Loan Credit Agreement”), which provides for a $50.0 million term loan facility. The Term Loan Credit Agreement provides for (i) on the Closing Date, $10.0 million aggregate principal amount of term loans, (ii) at the Company’s option, until December 31, 2020, an additional $20.0 million term loan facility subject to the satisfaction of certain conditions, including clinical milestone achievement, and (iii) at the Company’s option, until September 30, 2021, an additional $20.0 million term loan facility subject to the satisfaction of certain conditions, including clinical milestone achievement, (collectively, the “Term Loans”). The Company intends to use any proceeds of the Term Loans for general corporate purposes.

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

The Term Loan Credit Agreement requires the Company to maintain cash and cash equivalents of at least 35% of the outstanding Term Loans at all times and is secured by a perfected security interest in all of the Company's assets except for intellectual property and certain other customary excluded property pursuant to the terms of the Term Loan Credit Agreement. The Term Loan Credit Agreement contains other covenants that limit the Company’s ability and the ability of its subsidiaries to perform certain actions, including obligations to not pay dividends and to maintain unrestricted cash balances above certain threshold, non-occurrence of material adverse change, non-occurrence of change of control and other customary affirmative and negative covenants. The violation of any provision of covenants will result in default for the Company. The Term Loan Credit Agreement includes a clause which allows lenders to accelerate repayment upon the occurrence of certain events of default. In June 2020, the Company prepaid its outstanding $10.0 million balance on the term loan as well as $0.6 million for related prepayment and exit fees. Accordingly, the company accelerated amortization of $0.1 million related to capitalized and unamortized debt issuance costs, which is included as part of the $0.6 million loss on early repayment of debt. The Company did not exercise its option to borrow the $20.0 million second tranche of Term Loans, which expired on December 31, 2020, and therefore has no outstanding balance as of December 31, 2020 related to the Term Loan Credit Agreement. As of December 31, 2020, the Company was in compliance with the debt covenants, no event of default occurred and the probability of occurrence of event of default was considered remote.

The Company’s long-term debt balance was as follows for the periods presented (dollars in thousands):

	Annual	Balance at	Balance at
	Interest Rate	December 31, 2020	December 31, 2019
Term loan (maturity date October 1, 2023)	7.85%	$—	$10,000
Debt issuance costs, net of amortization		—	(222)
Accrued final payment fees		—	16
Long-term debt, net		$—	$9,794

The effective interest rate on long-term debt was 9.85% and 9.81% for the years ended December 31, 2020 and 2019, respectively.

Note 10.    Leases

On January 1, 2019, the Company adopted ASC 842, which requires entities to recognize assets and liabilities for leases with lease terms of more than 12 months on the balance sheet. Leases with terms of 12 months or less are not recorded on the balance sheet, and the related lease expenses are recognized on a straight-line basis over the lease term. The Company has one operating lease agreement entered into in March 2017 for laboratory and office space located in Newark, California. The Company provided the landlord with a $450,000 letter of credit collateralized by restricted cash as security deposit for the lease, which expires in May 2024. During the years ended December 31, 2020 and 2019, the Company recognized $89,400 and $64,000 of sublease income, respectively. The Company did not recognize any sublease income for the year ended December 31, 2018. Under the terms of the lease, the Company is responsible for certain taxes, insurance and maintenance expenses.

The weighted average lease term and discount rate are as follows:

	December 31,
	2020	2019
Operating Lease Term and Discount Rate:
Weighted-average remaining lease term	3.4 years	4.4 years
Weighted-average discount rate	11.0%	11.0%

The following table summarizes the Company’s minimum lease payments and lease liability as of December 31, 2020 (in thousands):

Year Ending December 31:	Amount
2021	$2,000
2022	2,059
2023	2,121
2024	895
2025	—
Thereafter	—
Total future minimum lease payments	7,075
Less: imputed interest	(1,116)
Present value of future minimum lease payments	5,959
Less: current portion of operating lease liability	(1,459)
Operating lease liability - noncurrent	$4,500

Supplemental lease cost information is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$1,775	$1,792

Supplemental balance sheet information is as follows (in thousands):

	As of December 31,
	2020	2019
Operating Leases:
Operating lease right-of-use asset	$4,950	$6,042

Operating lease liability - current	$1,459	$1,256
Operating lease liability - noncurrent	4,500	5,961
Total operating lease liabilities	$5,959	$7,217

Supplemental cash flow information is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow used by operating leases	$1,941	$1,885

Prior to the adoption of ASC 842, the Company’s rent expense was $1.9 million for the year ended December 31, 2018. Rent expense was recognized on a straight-line basis over the term of the lease and accordingly, the Company recorded the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

Note 11. Commitments and Contingencies

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

On January 23, 2020, the Company initiated arbitration proceedings with the International Court of Arbitration of the International Chamber of Commerce against Zealand Pharma A/S (“Zealand”) related to a collaboration agreement the Company and Zealand entered into in 2012 and terminated in 2014. The agreement provides for certain post-termination payment obligations to Zealand with respect to compounds related to the collaboration that the Company elects to further develop and meet specified conditions. In the Company’s arbitration claim, it is seeking a declaration that the Company has no past, present or future milestone or royalty payment obligations under the agreement with respect to rusfertide because it is not a compound relating to the collaboration for which post-termination payments to Zealand apply. The Company is also seeking repayment of $1.0 million in milestone payments it has made, as well as its costs, fees, and expenses of the proceeding. Zealand disputes the Company’s claims and has filed counterclaims for payment of a development milestone Zealand claims is due, as well as payment of their arbitration costs, fees and expenses. The arbitration is pending. If Zealand prevails in the arbitration, the Company could be required to reimburse Zealand’s arbitration costs, fees and expenses, and make contractual payments to Zealand described in its prior periodic reports filed with the SEC. If we successfully develop and commercialize rusfertide without a partner, those payments could include up to an additional aggregate of $28.0 million for achievement of certain development and regulatory milestones, and up to $100.0 million for achievement of sales milestones. In addition, Zealand could be eligible to receive a low single digit royalty on worldwide net sales of the product.

Although the Company cannot predict with certainty the ultimate outcome of these arbitration proceedings, it has concluded that the probability of any related loss is remote and therefore no related accruals were recognized as of December 31, 2020.

Note 12. Stockholders’ Equity

In September 2017, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (File No. 333-220314) that was declared effective as of October 5, 2017 and permitted the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $200.0 million of its common stock, preferred stock and certain debt securities (the “2017 Form S-3”). Up to a maximum of $50.0 million of the maximum aggregate offering price of $200.0 million could be issued and sold pursuant to an at-the-market (“ATM”) financing facility under a sales agreement (the “2017 Sales Agreement”). The 2017 Sales Agreement was terminated in 2019. During the year ended December 31, 2019, prior to the termination of the 2017 Sales Agreement, the Company sold 2,846,641 shares of its common stock for net proceeds of $34.5 million, after deducting issuance costs. The Company sold 151,273 shares of its common stock pursuant to the 2017 Sales Agreement during the year ended December 31, 2018 for net proceeds of $1.5 million, after deducting issuance costs. The 2017 Form S-3 expired in October 2020.

In August 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which the Company sold an aggregate of 2,750,000 shares of its common stock at a price of $8.00 per share, for aggregate net proceeds of $21.7 million, after deducting offering expenses payable by the Company. In a concurrent private placement, the Company issued the Investors warrants to purchase an aggregate of 2,750,000 shares of its common stock (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant is exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $15.00 per share. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the Warrants may be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, the Company granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. The common stock and warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and the net proceeds from the transaction were recorded as a credit to additional paid-in capital. As of December 31, 2020, none of the Warrants have been exercised.

In December 2018, the Company entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.00001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.00001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. In accordance with Accounting Standards Codification Topic 505, Equity, the Company recorded the retirement of the common stock exchanged as a reduction of common stock shares outstanding and a corresponding debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants are classified as equity in accordance with ASC 480, and the fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. During the year ended December 31, 2019, Exchange Warrants to purchase 600,000 shares were net exercised, resulting in the issuance of 599,997 shares of common stock. As of December 31, 2020, 400,000 of the Exchange Warrants remain unexercised.

In October 2019, the Company filed a registration statement on Form S-3 (File no. 333-234414) that was declared effective as of November 22, 2019 and permits the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $250.0 million of its common stock, preferred stock, debt securities and warrants (the “2019 Form S-3”). Up to a maximum of $75.0 million of the maximum aggregate offering price of $250.0 million may be issued and sold pursuant to an ATM financing facility under a sales agreement entered into by the Company on November 27,

2019 (the “2019 Sales Agreement”). In May 2020, the Company completed an underwritten public offering of 7,000,000 shares of common stock at a public offering price of $14.00 per share and issued an additional 1,050,000 shares of its common stock at a price of $14.00 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs paid by the Company, were $105.3 million. The Company sold 2,483,719 shares of its common stock pursuant to the 2019 Sales Agreement during the year ended December 31, 2020 for net proceeds of $41.9 million, after deducting issuance costs. As of December 31, 2020, a total of $94.2 million of common stock remained available for sale under the 2019 Form S-3, $31.9 million of which remained available for sale under the ATM financing facility.

In December 2020, the Company filed an automatic registration statement on Form S-3ASR and an accompanying prospectus (Registration Statement No. 333-251254), pursuant to which the Company completed an underwritten public offering of 4,761,904 shares of common stock at a public offering price of $21.00 per share and issued an additional 714,285 shares of its common stock at a price of $21.00 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs paid by the Company, were $107.6 million.

Note 13.    Equity Plans

Equity Incentive Plan

In May 2007, the Company established the 2007 Stock Option and Incentive Plan (“2007 Plan”) which provided for the granting of stock options to employees and consultants of the Company. Options granted under the 2007 Plan were either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs were granted only to Company employees (including officers and directors who are also employees). NSOs were granted to Company employees and consultants. Options under the 2007 Plan have a term of ten years and generally vest over a four-year period.

In July 2016, the Company’s board of directors and stockholders approved the 2016 Equity Incentive Plan (“2016 Plan”) to replace the 2007 Plan. Under the 2016 Plan, 1,200,000 shares of the Company’s common stock were initially reserved for the issuance of stock options, restricted stock units and other awards to employees, directors and consultants. Pursuant to the “evergreen” provision contained in the 2016 Plan, the number of shares reserved for issuance under the 2016 Plan automatically increases on January 1 of each year, starting on January 1, 2017 and continuing through (and including) January 1, 2026, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding fiscal year, or a lesser number of shares determined by the Company’s board of directors. Upon adoption of the 2016 Plan, no additional stock awards were issued under the 2007 Plan. Options granted under the 2007 Plan that were outstanding on the date the 2016 Plan became effective remain subject to the terms of the 2007 Plan. The number of options available for grant under the 2007 Plan was ceased and the number was added to the common stock reserved for issuance under the 2016 Plan. As of December 31, 2020, approximately 538,374 shares of common stock were available for issuance under the 2016 Plan.

The 2016 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Options granted under the 2016 Plan expire no later than ten years from the date of grant. The exercise price of each option may not be less than 100% of the fair market value of the common stock at the date of grant. Options may be granted to stockholders possessing more than 10% of the total combined voting power of all classes of stocks of the Company at an exercise price at least 110% of the fair value of the common stock at the date of grant and the options are not exercisable after the expiration of 10 years from the date of grant. Employee stock options generally vest over a period of approximately four years. Non-employee director initial stock options generally vest monthly over a period of approximately three years, and non-employee director annual refresher stock options generally vest over a period of approximately one year.

Inducement Plan

In May 2018, the Company’s board of directors approved the 2018 Inducement Plan, a non-stockholder approved stock plan, under which it reserved and authorized 750,000 shares of the Company’s common stock in order to award options and restricted stock unit awards to persons that were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company, within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2018 Inducement Plan is administered by the board of directors or the Compensation Committee of the board, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2018 Inducement Plan expire no later than ten years from the date of grant. As of December 31, 2020, approximately 574,375 shares were available for issuance under the 2018 Inducement Plan.

Stock Options

Activity under the Company’s equity incentive plans is set forth below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life (years)	Value (1)
				(in millions)
Balances at December 31, 2019	3,681,521	$11.64	7.78	$2.4
Options granted	1,536,400	11.53
Options exercised	(294,238)	7.49
Options forfeited	(275,563)	11.54
Balances at December 31, 2020	4,648,120	$11.87	7.61	$40.0
Options exercisable – December 31, 2020	2,619,943	$12.10	6.65	$22.1
Options vested and expected to vest – December 31, 2020	4,648,120	$11.87	7.61	$40.0

____________________

(1) The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on December 31, 2020. The calculation excludes options with an exercise price higher than the closing price of the Company’s common stock on December 31, 2020.

The aggregate intrinsic value of options exercised was $3.0 million, $2.6 million and $1.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

During the years ended December 31, 2020, 2019 and 2018, the estimated weighted-average grant-date fair value of common stock underlying options granted was $7.76, $5.45 and $8.12 per share, respectively.

Stock Options Valuation

The fair value of stock option awards accounted for under ASC 718 was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2020	2019	2018
Expected term (in years)	5.27 - 6.08	5.00 - 6.08	5.49 - 6.08
Expected volatility	72.1% - 87.5%	61.0% - 64.8%	62.0% - 66.5%
Risk-free interest rate	0.23% - 1.44%	1.42% - 2.58%	2.42% - 3.03%
Dividend yield	—	—	—

In determining the fair value of the options granted, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective, and expected volatility generally requires significant judgment to determine.

Expected Term—The Company’s expected term represents the period that the Company’s options granted are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term). The Company has limited historical exercise information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants.

Expected Volatility— Prior to January 1, 2020, the Company’s expected volatility was estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the awards. Beginning January 1, 2020, the Company’s expected volatility is based upon a blend of 75% of the average volatility for comparable publicly traded biopharmaceutical companies and 25% of the volatility of the Company’s stock price since its initial public offering in August 2016.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

Restricted Stock Units

The Company began issuing restricted stock units under the 2016 Plan during the year ended December 31, 2018. A restricted stock unit is an agreement to issue shares of the Company’s common stock at the time of vesting. Restricted stock unit annual refresher awards vest in four equal installments on approximately the first, second, third and fourth anniversaries of the grant date. Restricted stock unit incentive awards granted during 2018 vested in three equal installments at six months intervals over a period of 18 months.

Restricted stock unit activity under the Company’s equity incentive plans is set forth below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested at December 31, 2019	278,482	$10.08
Granted	142,000	7.80
Vested	(131,147)	9.52
Forfeited	(44,790)	8.67
Unvested at December 31, 2020	244,545	$9.31

Stock-based compensation expense associated with restricted stock units is based on the fair value of the Company’s common stock on the grant date, which equals the closing market price of the Company’s common stock on the grant date. For restricted stock units, the Company recognizes compensation expense over the vesting period of the awards that are ultimately expected to vest.

Employee Stock Purchase Plan

In July 2016, the Company’s board of directors and stockholders approved the 2016 Employee Stock Purchase Plan (“2016 ESPP”). The 2016 ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Company’s board of directors and the Compensation Committee of the board of directors. Under the 2016 ESPP, 150,000 shares of the Company’s common stock were initially reserved for employee purchases of the Company’s common stock. Pursuant to the “evergreen” provision contained in the 2016 ESPP, the number of shares reserved for issuance automatically increases on January 1 of each year, starting on January 1, 2017 and continuing through (and including) January 1, 2026 by the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding fiscal year (ii) 300,000 shares, or (iii) such other number of shares determined by the board of directors. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period. During the year ended December 31, 2020, 92,523 shares were issued under the ESPP. As of December 31, 2020, 757,647 shares are available for issuance.

The fair value of the rights granted under the 2016 ESPP was calculated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected term (in years)	0.50	0.50	0.50
Expected volatility	89.1% - 120.4%	58.9% - 65.3%	49.0% - 63.4%
Risk-free interest rate	0.12% - 0.43%	1.89% - 2.32%	1.89% - 2.32%
Dividend yield	—	—	—

Stock-Based Compensation

Total stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$4,121	$4,350	$3,424
General and administrative	3,778	4,003	3,495
Total stock-based compensation expense	$7,899	$8,353	$6,919

As of December 31, 2020, total unrecognized stock-based compensation expense was $16.0 million, which the Company expects to recognize over a period of approximately 2.7 years.

Note 14.    401(k) Plan

The Company has a retirement and savings plan under Section of 401(k) of Internal Revenue Code (the “401(k) Plan”) covering all U.S. employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. For the years ended December 31, 2020, 2019 and 2018, the Company did not make matching contributions to the 401(k) Plan on behalf of participants.

Note 15.    Income Taxes

The Company recorded income tax expense of $1.3 million for the year ended December 31, 2020. During the second quarter of 2020, the Company’s Australia subsidiary sold beneficial rights to discovery intellectual property to its U.S. entity, and the U.S. entity reimbursed the Australia subsidiary for certain direct development costs. Upon completion of the sale, the Company analyzed tax planning strategies and future income and concluded that a full valuation allowance is necessary for its Australia subsidiary. Income tax expense for the year ended December 31, 2020 reflects this sale of intellectual property rights, cost reimbursements and related adjustments to the deferred tax asset, establishing a valuation allowance and certain uncertain unrecognized tax benefits. The Company continues to maintain a full valuation allowance against its U.S. net deferred tax assets due to the uncertainty surrounding the realization of such assets.

The Company recorded an income tax benefit of $0.7 million for the year ended December 31, 2019 primarily due to research and development tax credits and the recognition of deferred tax assets in Protagonist Australia.

The Company recorded an income tax benefit of $0.8 million for the year ended December 31, 2018 from the recognition of deferred tax assets in Protagonist Australia.

The following table presents domestic and foreign components of net loss before income taxes (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$(71,073)	$(72,271)	$(37,511)
Foreign	6,228	(5,607)	(2,212)
Total net loss before taxes	$(64,845)	$(77,878)	$(39,723)

The federal, state and foreign components of the income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	(88)	84	—
Total current tax (benefit) expense	(88)	84	—
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	1,393	(775)	(799)
Total deferred tax expense (benefit)	1,393	(775)	(799)
Total income tax expense (benefit)	$1,305	$(691)	$(799)

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.9	1.2	7.0
Research and development credits	6.5	4.3	(1.3)
Foreign tax rate difference	(0.9)	0.7	0.4
Change in valuation allowance	(34.3)	(23.8)	(22.2)
Other	3.8	(2.5)	(2.9)
Provision (benefit) for income taxes	(2.0)%	0.9%	2.0%

The components of the deferred tax assets are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$50,272	$39,907
Depreciation and amortization	1,237	318
Accruals/other	5,332	5,454
Operating lease liability	1,252	1,516
Research and development and foreign credits	14,856	8,038
Total deferred tax assets	72,949	55,233
Deferred tax liabilities:
Operating right-of-use asset	(1,040)	(1,269)
Total deferred tax liabilities	(1,040)	(1,269)
Valuation allowance	(71,909)	(52,531)
Net deferred tax assets	$—	$1,433

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. The Company has established a valuation allowance to offset U.S. deferred tax assets as of December 31, 2020, 2019 and 2018 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The Company has also established a valuation allowance to offset Australian deferred tax assets as of December 31, 2020. The valuation allowance increased by approximately $19.4 million, $18.5 million and $8.2 million during the years ended December 31, 2020, 2019 and 2018, respectively.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the annual limitation may result in the expiration of net operating losses and credits before utilization. The Company performed a Section 382 analysis through December 31, 2020. The Company has experienced ownership changes in the past and in the current year. The ownership changes will not result in a limitation that will materially reduce the total amount of net operation loss carryforwards and credits that can be utilized. Subsequent ownership changes may affect the limitation in future years.

At December 31, 2020, the Company had $222.8 million of federal net operating loss carryforwards and $214.3 million of state net operating loss carryforwards. $78.7 million of the federal net operating loss carryforwards will begin to expire in 2033, if not utilized, and the remaining $144.1 million have no expiration. The state net operating loss carryforwards will begin to expire in 2035, if not utilized.

At December 31, 2020, the Company also had accumulated Australian tax losses of AUD 3.7 million ($2.8 million) available for carry forward against future earnings which, under relevant tax laws, do not expire but may be limited under certain circumstances.

As of December 31, 2020, the Company had $12.3 million of federal and $4.8 million of state research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2035, if not utilized. The state research and development tax credits have no expiration date.

As of December 31, 2020, the Company had AUD 3.6 million ($2.8 million) of Australian research and development tax credit carryforwards available to reduce future income taxes. The Australian research and development tax credits have no expiration date.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$16,631	$9,466	$5,414
(Decreases) increases based on tax positions related to prior years	(3,799)	184	108
Increases based on tax positions related to current year	7,053	6,981	3,944
Balance at end of year	$19,885	$16,631	$9,466

At December 31, 2020, the Company had unrecognized tax benefits of $19.9 million, which are subject to a valuation allowance and would not affect the effective tax rate if recognized. The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes, as necessary. Management determined that no accrual for interest or penalties was required as of December 31, 2020, 2019 and 2018.

The Company files income tax returns in the United States federal jurisdiction, the State of California and Australia. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. The Company’s tax returns remain open for examination for all years.

The Company’s Australia subsidiary had an accumulated deficit at December 31, 2020 and, accordingly, no provision has been provided thereon for any unremitted earnings.

The Company has elected to recognize any potential global intangible low-taxed income (“GILTI”) obligation as an expense in the period it is incurred.

2020 Tax Law Updates

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 pandemic. GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of the annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, technical corrections on net operating loss carryforwards for fiscal year taxpayers and allows accelerated deduction qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined that there is no material impact to the for the year ended December 31, 2020.

On June 29, 2020, California Assembly Bill 85 was signed into law. The legislation suspends the California net operating loss deductions for 2020, 2021, and 2022 for certain taxpayers and imposes a limitation of certain California tax credits for 2020, 2021, and 2022. The legislation disallows the use of California net operating loss deductions if the taxpayer recognizes business income and its adjusted gross income is greater than $1,000,000. The carryover periods for net operating loss deductions disallowed by this provision will be extended. Additionally, any business credit will only offset a maximum of $5,000,000 of California tax. Given the Company’s loss position in the current year, the new legislation will not impact the current year provision. The Company will continue to monitor possible California net operating loss and credit limitations in future periods.

On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law, including further COVID-19 economic relief and the extension of certain expiring tax provisions. The relief package includes a tax provision clarifying that businesses with forgiven Paycheck Protection Program loans can deduct regular business expenses that are paid for with the loan proceeds. Additional pandemic relief tax measures include an expansion of the employee retention credit, enhanced charitable contribution deductions, and a temporary full deduction for business expenses for food and beverages provided by a restaurant. The provisions are not impactful for the Company as it has not participated in previous COVID-19 economic relief measures.

Note 16.    Net Loss per Share

As the Company had a net loss for the years ended December 31, 2020, 2019 and 2018, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(66,150)	$(77,187)	$(38,924)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	34,396,446	25,894,024	22,364,515
Net loss per shares, basic and diluted	$(1.92)	$(2.98)	$(1.74)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share calculations for the years ended December 31, 2020, 2019 and 2018 because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2020	2019	2018
Options to purchase common stock	4,648,120	3,681,521	3,178,441
Common stock warrants	2,750,000	2,750,000	2,750,000
Restricted stock units	244,545	278,482	418,450
ESPP shares	28,445	40,275	52,134
Total	7,671,110	6,750,278	6,399,025

Note 17.    Restructuring

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

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of disclosure controls and procedures

Management, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2020 were effective at the reasonable assurance level.

Management’s annual report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the criteria set forth in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

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

Item 11.Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 20, 2020.

Item 14.Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

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

(3)	EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporation By Reference
Exhibit						Filed
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-37852	3.1	8/16/2016
3.2	Amended and Restated Bylaws	S-1/A	333-212476	3.2	8/1/2016
4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	333-212476	4.1	8/1/2016
4.2	Third Amended and Restated Investor Rights Agreement, by and among Protagonist Therapeutics, Inc. and the stockholders named therein, dated July 31, 2016.	S-1/A	333-212476	4.2	8/1/2016
4.3	Form of Indenture	S-3	333-220314	4.5	9/1/2017
4.4	Form of Class A Common Stock Purchase Warrant	8-K	001-37852	4.1	8/7/2018
4.5	Form of Class B Common Stock Purchase Warrant	8-K	001-37852	4.2	8/7/2018
4.6	Form of Warrant	8-K	001-37852	4.1	12/31/2018
4.7	Description of Protagonist Therapeutics, Inc.’s Securities Registered Pursuant to Section 12 of the Exchange Act					X

		Incorporation By Reference
Exhibit						Filed
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.1+	Protagonist Therapeutics, Inc. 2007 Stock Option and Incentive Plan, as amended and restated, and form of option agreement, exercise notice, joinder, and adoption agreement thereunder.	S-1	333-212476	10.1	7/11/2016
10.2+	Protagonist Therapeutics, Inc. 2016 Equity Incentive Plan and forms of stock option grant notice, option agreement, notice of exercise, restricted stock unit grant notice and restricted stock unit agreement thereunder.	S-1/A	333-212476	10.2	8/1/2016
10.3+	Protagonist Therapeutics, Inc. 2016 Employee Stock Purchase Plan.	S-1/A	333-212476	10.3	8/1/2016
10.4+	Form of Indemnity Agreement for Directors and Officers.	S-1/A	333-212476	10.4	8/1/2016
10.5+	Amended and Restated Protagonist Therapeutics, Inc. 2018 Inducement Plan, form of stock option grant notice, form of option agreement, form of restricted stock unit grant notice and form of restricted stock unit agreement.	8-K	001-37852	10.1	2/24/2020
10.6	Lease, dated March 6, 2017, by and between the Registrant and BMR-Pacific Research Center LP.	10-K	001-37852	10.9	3/7/2017
10.7+	Severance Agreement, dated August 1, 2016, by and between the Registrant and Dinesh Patel.	S-1/A	333-212476	10.9	8/1/2016
10.8+	Severance Agreement, dated August 1, 2016, by and between the Registrant and David Y. Liu, Ph.D.	S-1/A	333-212476	10.10	8/1/2016
10.9+	Employment Offer Letter, dated May 21, 2018, by and between the Registrant and Samuel Saks, M.D.	10-Q	001-37852	10.2	8/7/2018
10.10†	Research and Collaboration Agreement, dated June 16, 2012, by and among the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S-1	333-212476	10.17	7/11/2016
10.11†	Contract Extension Letter of Agreement, dated June 1, 2013, by and among the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S-1	333-212476	10.18	7/11/2016
10.12†	Agreement on Addition of Additional Collaboration Program, dated September 16, 2013, by and among the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S-1	333-212476	10.19	7/11/2016

		Incorporation By Reference
Exhibit						Filed
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.13†	Protagonist Assumption of Responsibility, dated January 28, 2014, by and between the Registrant and Zealand Pharma A/S.	S-1	333-212476	10.20	7/11/2016
10.14†	Agreement to Assign Patent Applications, dated February 7, 2014, by and between the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S-1	333-212476	10.21	7/11/2016
10.15†	Abandonment Agreement, dated February 28, 2014, by and among the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S-1	333-212476	10.22	7/11/2016
10.16†	Exclusive License and Collaboration Agreement, dated May 26, 2017, by and between the Registrant and Janssen Biotech, Inc.	8-K/A	001-37852	10.1	7/31/2017
10.17	Registration Rights Agreement, dated August 8, 2018, by and between the Registrant and certain parties identified on the signature pages thereto	8-K	001-37852	4.3	8/7/2018
10.18	Securities Purchase Agreement, dated August 6, 2018, by and between the Registrant and certain purchasers identified on the signature pages thereto	S-3	333-227216	10.1	9/7/2018
10.19	Exchange Agreement, dated December 21, 2018, by and between the Registrant and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P. and Biotechnology Value Trading Fund OS, L.P.	8-K	001-37852	10.1	12/31/2018
10.20	First Amendment, dated January 31, 2019, to Lease, dated March 6, 2017, by and between Protagonist Therapeutics, Inc., as Tenant, and BMR-Pacific Research Center LP, as Landlord.	10-Q	001-37852	10.3	5/8/2019
10.21+	Severance Agreement, dated March 14, 2019, by and among Protagonist Therapeutics, Inc. and Suneel Gupta, Ph.D.	10-Q	001-37852	10.4	5/8/2019
10.22#	First Amendment to Exclusive License and Collaboration Agreement, by and between Protagonist Therapeutics, Inc. and Janssen Biotech, Inc., dated May 7, 2019.	10-Q	001-37852	10.1	8/7/2019
10.23+	Offer Letter, by and between Protagonist Therapeutics Inc. and Donald Kalkofen, dated May 20, 2019.	8-K	001-37852	10.1	5/29/2019

Incorporation By Reference
Exhibit						Filed
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.24+	Severance Agreement, dated July 19, 2019, by and between Protagonist Therapeutics, Inc. and Samuel Saks, M.D.	10-Q	001-37852	10.1	11/6/2019
10.25	Credit and Security Agreement, dated October 30, 2019, by and between Protagonist Therapeutics, Inc., MidCap Financial, and Silicon Valley Bank.	10-K	001-37852	10.25	3/10/2020
10.26	Open Market Sale AgreementSM, dated November 27, 2019, by and between Protagonist Therapeutics, Inc. and Jefferies LLC.	8-K	001-37852	10.1	11/27/2019
10.27+	Severance Agreement, dated August 4, 2020, by and between Protagonist Therapeutics, Inc. and Donald Kalkofen.	10-Q	001-37852	10.1	8/6/2020
21.1	List of Subsidiaries					X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included in signature page of this Form 10-K)					X
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*

Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

Incorporation By Reference
Exhibit						Filed
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – the cover page interactive data file does into appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

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

PROTAGONIST THERAPEUTICS, INC.

Date: March 10, 2021	By:	/s/ Dinesh V. Patel, Ph.D.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dinesh V. Patel, Ph.D.	President, Chief Executive Officer and Director	March 10, 2021
Dinesh V. Patel, Ph.D.	(Principal Executive Officer)

/s/ Don Kalkofen	Chief Financial Officer	March 10, 2021
Don Kalkofen	(Principal Financial and Accounting Officer)

/s/ Harold E. Selick, Ph.D.	Chairman of the Board of Directors	March 10, 2021
Harold E. Selick, Ph.D.

/s/ Bryan Giraudo	Director	March 10, 2021
Bryan Giraudo

/s/ Sarah Noonberg, M.D., Ph.D.	Director	March 10, 2021
Sarah Noonberg, M.D., Ph.D.

/s/ Sarah O’Dowd	Director	March 10, 2021
Sarah O’Dowd

/s/ William D. Waddill	Director	March 10, 2021
William D. Waddill

/s/ Lewis T. Williams, M.D., Ph.D.	Director	March 10, 2021
Lewis T. Williams, M.D., Ph.D.