Form 10-Q
period 2021-03-31
Protagonist Therapeutics, Inc
filed 2021-05-04
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Large accelerated filer	◻	Accelerated filer	◻
		Smaller reporting company	☒
Non-accelerated filer	☒	Emerging growth company	☒

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

As of April 30, 2021, there were 43,945,166 shares of the registrant’s Common Stock, par value $0.00001 per share, outstanding.

PROTAGONIST THERAPEUTICS, INC.

FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$83,000	$117,358
Marketable securities	190,476	188,451
Restricted cash - current	—	10
Receivable from collaboration partner and contract asset - related party	3,996	2,426
Research and development tax incentive receivable	1,823	1,084
Prepaid expenses and other current assets	6,213	6,277
Total current assets	285,508	315,606
Marketable securities - noncurrent	6,254	2,000
Property and equipment, net	1,432	1,462
Restricted cash - noncurrent	225	450
Operating lease right-of-use asset	4,653	4,950
Total assets	$298,072	$324,468
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,732	$3,075
Payable to collaboration partner - related party	6,823	2,732
Accrued expenses and other payables	17,680	18,498
Deferred revenue - related party - current	5,768	14,477
Operating lease liability - current	1,512	1,459
Total current liabilities	34,515	40,241
Operating lease liability - noncurrent	4,102	4,500
Other liabilities	121	121
Total liabilities	38,738	44,862
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 90,000,000 shares authorized; 43,939,246 and 43,745,465 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	567,176	563,389
Accumulated other comprehensive (loss) gain	(33)	28
Accumulated deficit	(307,809)	(283,811)
Total stockholders’ equity	259,334	279,606
Total liabilities and stockholders’ equity	$298,072	$324,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
License and collaboration revenue - related party	$6,189	$3,647
Operating expenses:
Research and development	24,245	18,768
General and administrative	5,965	4,576
Total operating expenses	30,210	23,344
Loss from operations	(24,021)	(19,697)
Interest income	102	526
Interest expense	—	(243)
Other expense, net	(79)	(490)
Loss before income tax expense	(23,998)	(19,904)
Income tax expense	—	(176)
Net loss	$(23,998)	$(20,080)
Net loss per share, basic and diluted	$(0.54)	$(0.72)
Weighted-average shares used to compute net loss per share, basic and diluted	44,224,169	27,703,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(23,998)	$(20,080)
Other comprehensive loss:
(Loss) gain on translation of foreign operations	(33)	338
Unrealized loss on marketable securities	(28)	(10)
Comprehensive loss	$(24,059)	$(19,752)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	Gain (Loss)	Deficit	Equity
Three months ended March 31, 2021	Shares	Amount
Balance at December 31, 2020	43,745,465	$—	$563,389	$28	$(283,811)	$279,606
Issuance of common stock under equity incentive and employee stock purchase plans	200,841	—	1,316	—	—	1,316
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(7,060)	—	(189)	—	—	(189)
Stock-based compensation expense	—	—	2,660	—	—	2,660
Other comprehensive loss	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	(23,998)	(23,998)
Balance at March 31, 2021	43,939,246	$—	$567,176	$(33)	$(307,809)	$259,334

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	Gain (Loss)	Deficit	Equity
Three months ended March 31, 2020	Shares	Amount
Balance at December 31, 2019	27,217,649	$—	$297,846	$(221)	$(217,661)	$79,964
Issuance of common stock under equity incentive and employee stock purchase plans	217,056	—	406	—	—	406
Stock-based compensation expense	—	—	2,048	—	—	2,048
Other comprehensive gain	—	—	—	328	—	328
Net loss	—	—	—	—	(20,080)	(20,080)
Balance at March 31, 2020	27,434,705	$—	$300,300	$107	$(237,741)	$62,666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(23,998)	$(20,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,660	2,048
Operating lease right-of-use asset amortization	444	444
Depreciation and amortization	180	217
Net amortization of premium (accretion of discount) on marketable securities	348	(164)
Amortization of debt issuance costs and accretion of debt discount	—	45
Foreign currency remeasurement loss	—	549
Change in deferred tax asset	—	183
Changes in operating assets and liabilities:
Research and development tax incentive receivable	(751)	(162)
Receivable from collaboration partner - related party	(1,570)	3,161
Prepaid expenses and other assets	57	806
Accounts payable	(344)	913
Payable to collaboration partner - related party	4,091	(146)
Accrued expenses and other payables	(673)	(700)
Deferred revenue - related party	(8,709)	(2,485)
Operating lease liability	(491)	(477)
Net cash used in operating activities	(28,756)	(15,848)
Cash Flows from Investing Activities
Purchase of marketable securities	(87,205)	(20,883)
Proceeds from maturities of marketable securities	80,552	63,751
Purchases of property and equipment	(140)	(138)
Net cash (used in) provided by investing activities	(6,793)	42,730
Cash Flows from Financing Activities
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	1,316	406
Tax withholding payments related to net settlement of restricted stock units	(189)	—
Issuance costs related to common stock offering	(148)	—
Issuance costs related to issuance of long-term debt	—	(7)
Net cash provided by financing activities	979	399
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(23)	(72)
Net (decrease) increase in cash, cash equivalents and restricted cash	(34,593)	27,209
Cash, cash equivalents and restricted cash, beginning of period	117,818	33,466
Cash, cash equivalents and restricted cash, end of period	$83,225	$60,675
Supplemental Disclosure of Non-Cash Financing and Investing Information:
Purchases of property and equipment in accounts payable and accrued liabilities	$97	$5
Issuance costs related to common stock offering included in accrued liabilities and other payables	$58	$—
Issuance costs related to common stock offering included in accrued liabilities and other payables at the end of the previous year	$205	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.Organization and Description of Business

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

Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of $307.8 million as of March 31, 2021. The Company’s ultimate success depends on the outcome of its research and development and collaboration activities. The Company expects to incur additional losses in the future and anticipates the need to raise additional capital to continue to execute its long-range business plan. Since the Company’s initial public offering in August 2016, it has financed its operations primarily through offerings of common stock and payments received under license and collaboration agreements.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the ongoing COVID-19 pandemic. The Company is continuing to closely monitor the impact of the COVID-19 pandemic on its business and has taken and continues to take proactive efforts to protect the health and safety of its patients, clinical research staff and employees, and to maintain business continuity. The extent of the impact of the COVID-19 pandemic on the Company's activities remains uncertain and difficult to predict, as the response to the pandemic is ongoing and information continues to evolve. Capital markets and economies worldwide have been negatively impacted by the COVID-19 pandemic, which has contributed to the current global economic recession. Such economic disruption could have a material adverse effect on the Company’s business. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.

The severity of the impact of the COVID-19 pandemic on the Company's activities will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, including the severity of any additional periods of increases or spikes in the number of cases in the areas the Company and its suppliers operate and areas where the Company’s clinical trial sites are located; the timing, extent, effectiveness and durability of vaccine programs or other treatments; and new or continuing travel and other restrictions and public health measures, such as social distancing, business closures or disruptions. Accordingly, the extent and severity of the impact on the Company's existing and planned clinical trials, manufacturing, collaboration activities and operations, is uncertain and cannot be fully predicted. The Company has experienced delays in its existing and planned clinical trials due to the worldwide impacts of the pandemic. The Company's future results of operations and liquidity could be adversely impacted by further delays in existing and planned clinical trials, continued difficulty in recruiting patients for these clinical trials, delays in manufacturing and collaboration activities, supply chain disruptions, the ongoing impact on its operating activities and employees, and the ongoing impact of any initiatives or programs that the Company may undertake to address financial and operational challenges. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's future financial condition, liquidity or results of operations remains uncertain.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the condensed consolidated balance sheet as of December 31, 2020 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s consolidated financial statements. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 10, 2021.

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

Due to the ongoing COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company has taken into consideration any known COVID-19 impacts in its accounting estimates to date and is not aware of any additional specific events or circumstances that would require any additional updates to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and marketable securities. Substantially all of the Company’s cash is held by two financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. The primary focus of the Company’s investment strategy is to preserve capital and to meet liquidity requirements. The Company’s cash equivalents and marketable securities are managed by external managers within the guidelines of the Company’s investment policy. The Company’s investment policy addresses the level of credit exposure by limiting concentration in any one corporate issuer and establishing a minimum allowable credit rating. To manage its credit risk exposure, the Company maintains its portfolio of cash equivalents and marketable securities in fixed income securities denominated and payable in U.S. dollars. Permissible investments of fixed income securities include obligations of the U.S. government and its agencies, money market instruments including commercial paper and negotiable certificates of deposit, highly rated corporate debt obligations and money market funds, and highly rated supranational and sovereign government securities.

Cash Equivalents

Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of cash balances held as security in connection with a letter of credit related to the Company’s facility lease entered into in March 2017. The letter of credit balance decreased from $0.5 million at December 31, 2020 to $0.2 million at March 31, 2021 pursuant to the terms of the facility lease.

Cash as Reported in Condensed Consolidated Statements of Cash Flows

Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as presented on the condensed consolidated balance sheets.

Cash as reported in the condensed consolidated statements of cash flows consists of (in thousands):

	March 31,
	2021	2020
Cash and cash equivalents	$83,000	$60,215
Restricted cash - current	—	10
Restricted cash - noncurrent	225	450
Total cash reported on condensed consolidated statements of cash flows	$83,225	$60,675

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

Stock-based Compensation Expense

In February 2021, the Company granted performance share units (“PSUs) to certain executives of the Company. Stock-based compensation expense associated with PSUs is based on the fair value of the Company’s common stock on the grant date, which equals the closing price of the Company’s common stock on the grant date. The Company recognizes compensation expense over the vesting period of the awards that are ultimately expected to vest when the achievement of the related performance obligation becomes probable.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions and amends certain requirements in the existing income tax guidance to ease accounting requirements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and must be applied on a retrospective basis. The Company adopted this guidance effective January 1, 2021 and there was no impact on its consolidated financial statements and disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted as of March 31, 2021

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

The Company entered into an amendment (the “First Amendment”) to the Janssen License and Collaboration Agreement effective May 7, 2019. The First Amendment builds upon the Company’s ongoing development collaboration with Janssen for PTG-200 and, upon the effectiveness of the First Amendment, the Company became eligible to receive a $25.0 million payment from Janssen, which was received during the second quarter of 2019. The First Amendment expanded the scope of the Janssen License and Collaboration Agreement by supporting research efforts towards identifying and developing second-generation IL-23R antagonists (“second-generation compounds”). Two second-generation IL23-R compounds have been nominated and are currently in development: PN-235, in a Phase 1 clinical study, and PN-232, in preclinical studies.

As part of the services added in the First Amendment, Janssen will pay certain costs and milestones related to advancing pre-clinical candidates from the second-generation research program through Phase 1 studies, including funding of a certain number of full-time equivalent employees (“FTEs”) at the Company for an agreed-upon period of time. The Company will pay 100% of the costs for the Phase 1 studies for the first second-generation compound, and 50% of the costs of the Phase 1 studies for the second and third second-generation compounds; thereafter Janssen will pay 100% of any further Phase 1 development costs. Development costs for the Phase 2 clinical trials for second-generation compounds are shared between the parties on an 80/20 basis, with Janssen assuming the larger share. The Company’s Phase 1 and Phase 2 development costs are also limited by overall spending caps. In December 2019, the Company became eligible to receive a $5.0 million payment trigged by the successful nomination of a second-generation development compound, which was received during the first quarter of 2020. The Company will be eligible to receive a $7.5 million milestone payment at the completion of a Phase 1 study for the first second-generation compound.

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

Revenue Recognition

The amended Janssen License and Collaboration Agreement is accounted for as containing a single performance obligation for the development license; second-generation compound research services; Phase 1 development services for PTG-200 and potential second-generation compounds; the Company’s services associated with Phase 2 development for PTG-200 until Phase 2a; the Company’s services associated with Phase 2 development for a second-generation product until the dosing of the third patient in Phase 2b in CD or UC, or Phase 2 in an additional indication; and all other such services that the Company may perform at the request of Janssen to support the development of PTG-200, second-generation research services, or the development of second-generation compounds. The Amended First Opt-in Election and the Amended Second Opt-in Election options are not considered to be material rights.

The contract duration is defined as the period in which parties to the contract have present enforceable rights and obligations. For revenue recognition purposes, the duration of the Janssen License and Collaboration Agreement, as amended, began on the effective date of July 13, 2017 and ends upon the later of end of Phase 2a for PTG-200 or upon dosing of the third patient in Phase 2b for a second-generation compound.

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

The transaction price of the initial performance obligation under the Janssen License and Collaboration Agreement was $96.3 million as of March 31, 2021, a decrease of $2.3 million from the transaction price of $98.6 million as of December 31, 2020, following an update to the estimate for remaining services to be performed under the performance obligation. In order to determine the transaction price, the Company evaluated all payments to be received during the duration of the contract, net of development costs reimbursement expected to be payable to Janssen. The transaction price as of March 31, 2021 includes the $50.0 million upfront payment, the $25.0 million payment received upon the effectiveness of the First Amendment, the $5.0 million payment triggered by the successful nomination of a second-generation compound, $17.9 million of reimbursement from Janssen for services performed for PTG-200 Phase 2 and for second-generation compound research costs and other services, and estimated variable consideration consisting of a $7.5 million milestone payment subject to the completion of a Phase 1 study for a second-generation compound, offset by $9.1 million of net cost reimbursement to Janssen for services performed. The Company evaluated whether the variable component of the transaction price should be constrained to ensure that a significant reversal of revenue recognized on a cumulative basis as of March 31, 2021 is not probable. The Company concluded that the variable consideration constraint is appropriately reflected in the estimated transaction price as of March 31, 2021. The additional potential development, regulatory and sales milestone payments after the completion of Phase 2a activities in CD and UC that the Company would be eligible to receive are currently outside the contract term as defined for revenue recognition purposes and as such have been excluded from the transaction price. Janssen has also opted in for certain additional services to be performed by the Company that are outside the initial performance obligation, revenue is recognized as these services are performed.

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

For the three months ended March 31, 2021 and 2020, the Company recognized license and collaboration revenue of $5.6 million and $3.6 million, respectively, which was primarily related to the transaction price for the Janssen License and Collaboration Agreement recognized based on proportional performance. In addition, the Company recorded $0.6 million in revenue for the three months ended March 31, 2021 related to additional services provided by the Company under the Janssen Collaboration Agreement. No revenue for additional services was recognized for the three months ended March 31, 2020.

The following tables present changes in the Company’s contract assets and liabilities during the periods presented (in thousands):

	Balance at			Balance at
	Beginning of			End of
Three Months Ended March 31, 2021	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$2,426	$1,570	$—	$3,996
Contract liabilities:
Deferred revenue - related party	$14,477	$1,017	$(9,726)	$5,768
Payable to collaboration partner - related party	$2,732	$4,091	$—	$6,823

	Balance at			Balance at
	Beginning of			End of
Three Months Ended March 31, 2020	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$5,955	$1,509	$(5,012)	$2,452
Contract asset - related party	$800	$342	$—	$1,142
Contract liabilities:
Deferred revenue - related party	$41,530	$1,850	$(4,335)	$39,045
Payable to collaboration partner - related party	$1,262	$676	$(822)	$1,116

During the three months ended March 31, 2021 and 2020, the Company recognized revenue of $1.1 million and $1.2 million, respectively, from amounts included in the deferred revenue contract liability balance at the beginning of each period. None of the costs to obtain or fulfill the contract were capitalized.

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

The following table presents the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$34,945	$—	$—	$34,945
Commercial paper	—	98,652	—	98,652
U.S. Treasury and agency securities		69,234	—	69,234
Corporate debt securities		66,991	—	66,991
Supranational and sovereign government securities	—	6,059	—	6,059
Total financial assets	$34,945	$240,936	$—	$275,881

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$27,481	$—	$—	$27,481
Commercial paper	—	65,863	—	65,863
U.S. Treasury and agency securities	—	183,210	—	183,210
Corporate debt securities	—	27,590	—	27,590
Total financial assets	$27,481	$276,663	$—	$304,144

The Company’s commercial paper, U.S. Treasury and agency securities, corporate debt securities, U.S. Treasury and agency securities, including U.S. Treasury bills, and supranational and sovereign government securities are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

Note 5. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following (in thousands):

	March 31, 2021
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$34,945	$—	$—	$34,945
Commercial paper	98,656	—	(4)	98,652
U.S. Treasury and agency securities	69,228	6	—	69,234
Corporate debt securities	67,017	3	(29)	66,991
Supranational and sovereign government securities	6,061	—	(2)	6,059
Total cash equivalents and marketable securities	$275,907	$9	$(35)	$275,881
Classified as:
Cash equivalents				$79,151
Marketable securities - current				190,476
Marketable securities - noncurrent				6,254
Total cash equivalents and marketable securities				$275,881

	December 31, 2020
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$27,481	$—	$—	$27,481
Commercial paper	65,866	—	(3)	65,863
U.S. Treasury and agency securities	183,203	10	(3)	183,210
Corporate debt securities	27,592	2	(4)	27,590
Total cash equivalents and marketable securities	$304,142	$12	$(10)	$304,144
Classified as:
Cash equivalents				$113,693
Marketable securities - current				188,451
Marketable securities - noncurrent				2,000
Total cash equivalents and marketable securities				$304,144

Marketable securities – current of $190.5 million and $188.5 million held at March 31, 2021 and December 31, 2020, respectively, had contractual maturities of less than one year. Marketable securities – noncurrent of $6.3 million and $2.0 million held at March 31, 2021 and December 31, 2020 had contractual maturities of at least one year but less than two years. The Company does not intend to sell its securities that are in an unrealized loss position, and it is unlikely that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be at maturity. There were no realized gains or realized losses on marketable securities for the periods presented. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis.

Note 6. Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued clinical and research related expenses	$14,784	$11,335
Accrued employee related expenses	1,775	6,413
Accrued professional service fees	723	668
Other	398	82
Total accrued expenses and other payables	$17,680	$18,498

Note 7.    Research Collaboration and License Agreement

The Company and Zealand Pharma A/S (“Zealand”) entered into a collaboration agreement in June 2012. In October 2013, Zealand Pharma abandoned the collaboration, and the collaboration agreement was terminated in 2014. The agreement provides for certain post-termination payment obligations to Zealand with respect to compounds related to the collaboration that meet specified conditions set forth in the collaboration agreement and which the Company elects to further develop following Zealand’s abandonment of the collaboration. The Company has the right, but not the obligation, to further develop and commercialize such compounds. The agreement provides for payments to Zealand for the achievement of certain development, regulatory and sales milestone events that occur prior to a partnering arrangement related to such compounds between the Company and a third party.

The Company previously determined that rusfertide is a compound for which the post-termination payments described above are required under the collaboration agreement and has made three development milestone payments for an aggregate amount of $1.0 million under the agreement. However, upon reevaluation, the Company concluded in 2019 that rusfertide is not a compound requiring post-termination payments under the agreement, and initiated the arbitration proceeding described in Note 10 below.

Milestone payments to collaboration partners are recorded as research and development expenses in the period that the expense is incurred. No research and development expense was recorded under the agreement for the three months ended March 31, 2021 and 2020.

If the Company is required to continue to make payments with respect to rusfertide under the collaboration agreement, the next two milestones that would be due under such agreement include: $1.0 million to $3.0 million for initiation of placebo-controlled Phase 2b clinical trial; and $1.5 million to $4.5 million for initiation of a Phase 3 clinical trial. The milestone amounts vary depending on the number of patients in the applicable clinical trial, and the Company expects the milestones would be the lowest amount within the specified range.

See Note 10. Commitments and Contingencies – Legal Proceedings for additional information on arbitration proceedings related to this research and collaboration agreement.

Note 8. Government Programs

Research and Development Tax Incentive

During the three months ended March 31, 2021 and 2020, respectively, the Company recognized AUD 1.0 million ($0.8 million) and AUD 0.3 million ($0.2 million), respectively, as a reduction of research and development expenses in connection with the research and development cash tax incentive from the ATO. As of March 31, 2021 and December 31, 2020, the research and development cash tax incentive receivable was AUD 2.4 million ($1.8 million) and AUD 1.4 million ($1.1 million), respectively.

Small Business Innovation Research (“SBIR”) Grants

The Company has received SBIR grants from the National Institutes of Health (“NIH”) in support of research aimed at its product candidates. The Company recognizes a reduction to research and development expenses when expenses related to the grants have been incurred and the grant funds become contractually due from NIH. The Company recorded $0.1 million and $0.3 million as a reduction of research and development expenses for the three months ended March 31, 2021 and 2020, respectively. The Company recorded a receivable for $0.1 million as of March 31, 2021 to reflect the eligible costs incurred under the grants that are contractually due to the Company. This receivable is included in prepaid expenses and other current assets on the condensed consolidated balance sheets. There was no such receivable as of December 31, 2020.

Note 9. Term Loan Facility

On October 30, 2019, the Company entered into a Credit and Security Agreement, dated as of October 30, 2019 (the “Closing Date”) by and among the Company, MidCap Financial Trust, as a lender, Silicon Valley Bank, as a lender, the other lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent (“Agent”) (such agreement, the “Term Loan Credit Agreement”), which provides for a $50.0 million term loan facility. The Term Loan Credit Agreement provides for (i) on the Closing Date, $10.0 million aggregate principal amount of term loans, (ii) at the Company’s option, until December 31, 2020, an additional $20.0 million term loan facility subject to the satisfaction of certain conditions, including clinical milestone achievement, and (iii) at the Company’s option, until September 30, 2021, an additional $20.0 million term loan facility subject to the satisfaction of certain conditions, including clinical milestone achievement, (collectively, the “Term Loans”). The Company intends to use any proceeds from drawdowns on the Term Loans for general corporate purposes.

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

The Term Loan Credit Agreement requires the Company to maintain cash and cash equivalents of at least 35% of the outstanding Term Loans at all times and is secured by a perfected security interest in all of the Company's assets except for intellectual property and certain other customary excluded property pursuant to the terms of the Term Loan Credit Agreement. The Term Loan Credit Agreement contains other covenants that limit the Company’s ability and the ability of its subsidiaries to perform certain actions, including obligations to not pay dividends and to maintain unrestricted cash balance above certain threshold, non-occurrence of material adverse change, non-occurrence of change of control and other customary affirmative and negative covenants. The violation of any provision of covenants will result in default for the Company. The Term Loan Credit Agreement includes a clause which allows lenders to accelerate repayment upon the occurrence of certain events of default. The Company had no outstanding balance as of March 31, 2021 or December 31, 2020 related to the Term Loan Credit Agreement. As of March 31, 2021, the Company was in compliance with the debt covenants, no event of default occurred and the probability of occurrence of event of default was considered remote.

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

Although the Company cannot predict with certainty the ultimate outcome of these arbitration proceedings, it has concluded that the probability of any related loss is remote and therefore no related accruals were recognized as of March 31, 2021.

Note 11. Stockholders’ Equity

In August 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which the Company sold an aggregate of 2,750,000 shares of its common stock at a price of $8.00 per share, for aggregate net proceeds of $21.7 million, after deducting offering expenses payable by the Company. In a concurrent private placement, the Company issued the Investors warrants to purchase an aggregate of 2,750,000 shares of its common stock (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant is exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $15.00 per share. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the Warrants may be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, the Company granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. The common stock and warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and the net proceeds from the transaction were recorded as a credit to additional paid-in capital. As of March 31, 2021, none of the Warrants have been exercised.

In December 2018, the Company entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.00001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.00001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s  common stock, subject to certain exceptions. In accordance with Accounting Standards Codification Topic 505, Equity, the Company recorded the retirement of the common stock exchanged as a reduction of common stock shares outstanding and a corresponding debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants are classified as equity in accordance with ASC 480, and fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. As of March 31, 2021, 400,000 of the Exchange Warrants remain unexercised.

In October 2019, the Company filed a registration statement on Form S-3 (File No. 333-234414) that was declared effective as of November 22, 2019 and permits the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $250.0 million of its common stock, preferred stock, debt securities and warrants (the “2019 Form S-3”). Up to a maximum of $75.0 million of the maximum aggregate offering price of $250.0 million may be issued and sold pursuant to an ATM financing facility under a sales agreement entered into by the Company on November 27, 2019 (the “2019 Sales Agreement”). In May 2020, the Company completed an underwritten public offering of 7,000,000 shares of common stock at a public offering price of $14.00 per share, and issued an additional 1,050,000 shares of its common stock at a price of $14.00 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs paid by the Company, were $105.3 million. As of March 31, 2021, a total of $94.2 million of common stock remained available for sale under the 2019 Form S-3, $31.9 million of which remained available for sale under the ATM financing facility.

In December 2020, the Company filed an automatic registration statement on Form S-3ASR and an accompanying prospectus (Registration Statement No. 333-251254), pursuant to which it completed an underwritten public offering of 4,761,904 shares of the Company’s common stock at a public offering price of $21.00 per share and issued an additional 714,285 shares of common stock at a price of $21.00 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs paid by the Company, were $107.6 million. The Form S-3ASR expires in December 2023.

Note 12. Equity Plans

Equity Incentive Plan

In July 2016, the Company’s board of directors and stockholders approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) to replace the 2007 Stock Option Plan. The 2016 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2016 Plan expire no later than ten years from the date of grant. As of March 31, 2021, 883,559 shares were available for issuance under the 2016 Plan.

Inducement Plan

In May 2018, the Company’s board of directors approved the 2018 Inducement Plan, as subsequently amended. The 2018 Inducement Plan is a non-stockholder approved stock plan, under which the Company awards options and restricted stock unit awards to persons that were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company, within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. The 2018 Inducement Plan is administered by the board of directors or the Compensation Committee of the board, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2018 Inducement Plan expire no later than ten years from the date of grant. As of March 31, 2021, 449,375 shares were available for issuance under the Amended and Restated 2018 Inducement Plan.

Stock Options

Stock option activity under the Company’s equity incentive and inducement plans is set forth below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life (years)	Value (1)
				(in millions)
Balances at December 31, 2020	4,648,120	$11.87	7.61	$40.0
Options granted	1,158,840	23.41
Options exercised	(94,149)	8.46
Options forfeited	(14,647)	14.08
Balances at March 31, 2021	5,698,164	$14.27	7.90	$66.3
Options exercisable – March 31, 2021	2,730,013	$12.22	6.57	$37.3
Options vested and expected to vest – March 31, 2021	5,698,164	$14.27	7.90	$66.3
(1)	The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on March 31, 2021. The calculation excludes options with an exercise price higher than the closing price of the Company’s common stock on March 31, 2021.

The estimated weighted-average grant-date fair value of common stock underlying options granted to employees during the three months ended March 31, 2021 was $17.29 per share.

Stock Options Valuation Assumptions

The fair value of employee stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31,
	2021	2020
Expected term (in years)	5.27- 6.08	5.27 - 6.08
Expected volatility	89.8% - 90.2%	72.1% - 73.8%
Risk-free interest rate	0.11% - 0.97%	0.59% - 1.44%
Dividend yield	—	—

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

Expected Volatility— Prior to January 1, 2020, the Company’s expected volatility was estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. For the year ended December 31, 2020, the Company’s expected volatility was estimated based upon a mix of 75% of the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants and 25% of the volatility of the Company’s stock price since its initial public offering in August 2016. Beginning January 1, 2021, the Company’s expected volatility is estimated based upon a mix of 50% of the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants and 50% of the volatility of the Company’s stock price since its initial public offering in August 2016.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

Restricted Stock Units

Restricted stock unit activity under the Company’s equity incentive plans is set forth below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2020	244,545	$9.31
Granted	287,250	23.57
Vested	(78,165)	10.13
Forfeited	(5,250)	16.81
Unvested at March 31, 2021	448,380	$19.28

Performance Stock Units

During the first quarter of 2021, the Company granted 110,500 PSUs to certain executives of the Company pursuant to the terms of the 2016 Plan, all of which were outstanding at March 31, 2021. The grant date fair value of the PSUs was $23.57 per share. The terms of the PSUs provide for 100% of shares to be earned based on the of achievement of certain pre-determined performance objectives, subject to the participant’s continued employment. The PSUs will expire five years from the grant date if the performance objectives are not achieved. The PSUs will vest, if at all, upon certification by the Compensation Committee of the Company’s Board of Directors, or the Committee, of the actual achievement of the performance objectives, subject to specified change of control exceptions. Stock-based compensation expense associated with PSUs is based on the fair value of the Company’s common stock on the grant date, which equals the closing price of the Company’s common stock on the grant date. The Company recognizes compensation expense over the vesting period of the awards that are ultimately expected to vest when the achievement of the related performance objective becomes probable. As of March 31, 2021, the achievement of the related performance objective was deemed not probable and, accordingly, no stock-based compensation for the PSUs has been recognized as expense as of March 31, 2021.

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“2016 ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period. During the three months ended March 31, 2021, a total of 28,527 shares of common stock were issued under the 2016 ESPP, and 1,029,120 shares remain available for issuance.

Stock-Based Compensation

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$1,475	$1,066
General and administrative	1,185	982
Total stock-based compensation expense	$2,660	$2,048

As of March 31, 2021, total unrecognized stock-based compensation expense was approximately $42.7 million, which the Company expects to recognize over a weighted-average period of approximately 3.1 years.

Note 13. 401(k) Plan

The Company has a retirement and savings plan under Section of 401(k) of Internal Revenue Code (“401(k) Plan”) covering all U.S. employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company may make contributions to this plan at its discretion. For the three months ended March 31, 2021, the Company plans to match 50% of each employee’s contribution up to a maximum of $3,500, and recognized expense of approximately $0.2 million relating to these contributions. No contributions were made by the Company to the plan for the three months ended March 31, 2020.

Note 14. Income Taxes

The Company recorded income tax expense of $0.2 million for the three months ended March 31, 2020, representing an effective income tax rate of (0.9)%. No income tax expense was recorded for the three months ended March 31, 2021. The Company’s effective income tax rate differs from the Company’s federal statutory rate of 21%, primarily because its U.S. loss cannot be benefited due to the full valuation allowance position and reduced by foreign taxes.

Note 15. Net Loss per Share

As the Company had net losses for the three months ended March 31, 2021 and 2020, respectively, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(23,998)	$(20,080)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	44,224,169	27,703,918
Net loss per share, basic and diluted	$(0.54)	$(0.72)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share computations for the periods presented because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	5,698,164	4,577,587
Common stock warrants	2,750,000	2,750,000
Restricted stock units	448,380	279,997
Performance stock units	110,500	—
ESPP shares	16,778	43,557
Total	9,023,822	7,651,141

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this quarterly report (this “Quarterly Report”) on Form 10-Q and with our Audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2021.

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

We selected PV for potential pivotal study in rusfertide and completed patient enrollment in this ongoing Phase 2 clinical trial in April 2021. In June 2020, the U.S. Food and Drug Administration (“FDA”) granted orphan drug designation for rusfertide for the treatment of PV. In October 2020, the European Medicines Agency granted orphan drug designation for rusfertide for the treatment of PV. In December 2020, the FDA granted Fast Track designation for rusfertide for the treatment of PV. Based on feedback provided by the FDA’s Division of Nonmalignant Hematology and written comments from the European Medicines Agency (“EMA”) received during the first quarter of 2021, we expect to initiate a global Phase 3 clinical trial of rusfertide in PV in early 2022. During the first quarter of 2021, we initiated another Phase 2 study for rusfertide in up to 20 patients diagnosed with PV and with routinely elevated hematocrit levels (>48%). In addition, we expect to disclose preliminary data from our Phase 2 POC study in HH, our second indication, in the second half of 2021.

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

PN-943 is an investigational, orally delivered, gut-restricted alpha-4-beta-7 (“α4β7”) specific integrin antagonist for IBD. We submitted a U.S. Investigational New Drug application with the FDA for PN-943 in December 2019, which took effect in January 2020. During the second quarter of 2020 we initiated a 150-patient Phase 2 study evaluating the safety, tolerability and efficacy of PN-943 in patients with moderate to severe UC. This ongoing study is expected to be completed in 2022, subject to delays related to the COVID-19 pandemic.

PTG-200 (also referenced as JNJ-67864238) is an investigational, orally delivered, gut-restricted Interleukin-23 receptor (“IL-23R”) antagonist for the treatment of IBD. In May 2017, we entered into a worldwide license and collaboration agreement with Janssen Biotech, Inc. (“Janssen”), a Johnson & Johnson company, to co-develop and co-detail PTG-200 and certain related compounds for all indications, including IBD. The agreement with Janssen was amended in May 2019 to expand the collaboration by supporting efforts towards second-generation IL- 23R antagonists. In January 2020, as part of the expanded research collaboration, we announced the identification and nomination of an orally delivered IL-23R antagonist peptide as a second-generation development candidate, triggering a $5.0 million milestone payment to us. Janssen initiated a global Phase 2 POC clinical study for PTG-200 in moderate-to-severe CD in the fourth quarter of 2019. Due to the uncertain effect on the timing of clinical trials caused by the COVID-19 pandemic, we have suspended guidance on a timeline for completion of the PTG-200 Phase 2 study. In October 2020, we announced the selection of two second-generation IL-R antagonists for advancement into clinical development, PN-235 (also referenced as JNJ-77242113) and PN-232 (also referenced as JNJ-75105186). A Phase 1 study was initiated for PN-235 in December 2020 and is expected to be completed in 2021. PN-232 is in the late preclinical stage and we expect to initiate and complete a Phase 1 study for PN-232 in 2021. The advancement of three different oral co-development candidates provides us with several strategic options for development in multiple indications.

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

COVID-19 Business Impact

We are subject to risks and uncertainties as a result of the ongoing COVID-19 pandemic. We are continuing to closely monitor the impact of the COVID-19 pandemic on our business and have taken and continue to take proactive efforts to protect the health and safety of our patients, study investigators, clinical research staff and employees, and to maintain business continuity. The extent of the impact of the COVID-19 pandemic on our activities is highly uncertain and difficult to predict, as the pandemic and the response to the pandemic continue to evolve. Capital markets and economies worldwide have been significantly impacted by the COVID-19 pandemic, and the pandemic has contributed to a global economic recession. Such economic disruption could have a material adverse effect on our business. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.

The severity of the impact of the COVID-19 pandemic on our activities will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, including the severity of any additional periods of increases or spikes in the number of cases in the areas we, our suppliers and our manufacturers operate and areas where our clinical trial sites are located; the timing, extent, effectiveness and durability of vaccine programs or other treatments; and new or continuing travel and other restrictions and public health measures, such as social distancing, business closures or disruptions. Accordingly, the extent and severity of the impact on our existing and planned clinical trials, manufacturing, collaboration activities and operations is uncertain and cannot be fully predicted. We have experienced delays in our existing and planned clinical trials due to the worldwide impacts of the pandemic. Our future results of operations and liquidity could be adversely impacted by further delays in existing and planned clinical trials and collaboration activities, continued difficulty in recruiting patients for these clinical trials, delays in manufacturing and collaboration activities, supply chain disruptions, the ongoing impact on operating activities and employees, and the ongoing impact of any initiatives or programs that we may undertake to address financial and operational challenges. As of the date of issuance of this Quarterly Report on Form 10-Q, the extent to which the COVID-19 pandemic may materially impact our future financial condition, liquidity or results of operations is uncertain.

Operations

We have incurred net losses in each year since inception and we do not anticipate achieving sustained profitability in the foreseeable future. Our net loss was $24.0 million and $20.1 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $307.8 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research, development, commercialization and other expenses related to our ongoing operations and product development, including clinical development activities under our worldwide license and collaboration agreement with Janssen, and, as a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approval for, our product candidates.

Janssen License and Collaboration Agreement

On May 26, 2017, we and Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson, entered into an exclusive license and collaboration agreement for the clinical development, manufacture and potential commercialization of PTG-200 worldwide for the treatment of CD and UC (the “Janssen License and Collaboration Agreement”), which was subsequently amended effective May 7, 2019 (the “First Amendment”). The First Amendment expanded the scope of the Janssen License and Collaboration Agreement by supporting efforts toward identifying and developing second-generation compounds. Janssen is a related party to us as Johnson & Johnson Innovation - JJDC, Inc., a significant stockholder of ours, and Janssen are both subsidiaries of Johnson & Johnson. During the third quarter of 2017, we received a non-refundable, upfront cash payment of $50.0 million from Janssen. During the second quarter of 2019, we received a non-refundable cash payment of $25.0 million upon execution of the First Amendment. During the first quarter of 2020, we received a cash payment of $5.0 million upon the successful nomination of a second-generation development candidate. See Note 3 to the condensed consolidated financial statements included elsewhere in this report for additional information.

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

Use of Estimates

Due to the ongoing COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We have taken into consideration any known COVID-19 impacts in our accounting estimates to date and are not aware of any additional specific events or circumstances that would require any additional updates to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Stock-Based Compensation

We recognize compensation costs related to stock options accounted for under Accounting Standards Codification Topic 718 – “Stock Compensation” based on the estimated fair value of the awards on the date of grant. We estimate the fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The estimated fair value of the stock-based awards is generally recognized over the requisite service period, which is generally the vesting period of the respective awards.

The Black-Scholes option-pricing model requires the use of subjective assumptions which determine the fair value of stock-based awards. Expected volatility generally requires significant judgement to determine. Prior to January 1, 2020, our expected volatility was estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. For the year ended December 31, 2020, our expected volatility was estimated based upon a mix of 75% of the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants and 25% of the volatility of our own stock price since our initial public offering in August 2016. Beginning January 1, 2021, our expected volatility is estimated based upon a mix of 50% of the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants and 50% of the volatility of our own stock price since our initial public offering in August 2016. These comparable companies are chosen based on their similar size, stage in the life cycle, or area of specialty. We will continue to apply this process until a longer period of historical information regarding the volatility of our own stock price becomes available.

In February 2021, we granted performance share units (“PSUs) to certain of our executives. Stock-based compensation expense associated with PSUs is based on the fair value of our common stock on the grant date, which equals the closing price of our common stock on the grant date. We recognize compensation expense over the vesting period of the awards that are ultimately expected to vest when the achievement of the related performance obligation becomes probable.

There have been no other material changes in our critical accounting policies during the three months ended March 31, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 10, 2021.

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

We allocate direct costs and indirect costs incurred to product candidates when they enter clinical development. For product candidates in clinical development, direct costs consist primarily of clinical, pre-clinical, and drug discovery costs, costs of supplying drug substance and drug product for use in clinical and pre-clinical studies, including clinical manufacturing costs, contract research organization fees, and other contracted services pertaining to specific clinical and pre-clinical studies. Indirect costs allocated to our product candidates on a program specific basis include research and development employee salaries, benefits, and stock-based compensation, and indirect overhead and other administrative support costs. Program-specific costs are unallocated when the clinical expenses are incurred for our early-stage research and drug discovery projects, our internal resources, employees and infrastructure are not tied to any one research or drug discovery project and are typically deployed across multiple projects. As such, we do not provide financial information regarding the costs incurred for early-stage pre-clinical and drug discovery programs on a program-specific basis prior to the clinical development stage.

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended March 31,
	2021	2020

	(Dollars in thousands)
Clinical and development expense — rusfertide (PTG-300)	$10,079	$6,806
Clinical and development expense — PN-943	7,724	7,018
Clinical and development expense — PN-235	1,799	—
Clinical and development expense — PTG-200	1	885
Clinical and development expense — PTG-100	109	181
Preclinical and drug discovery research expense	5,361	4,283
Grants and tax incentives expense reimbursement, net	(828)	(405)
Total research and development expenses	$24,245	$18,768

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resources, audit and accounting services, and pre-commercial selling and marketing costs. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of expenses for rent and maintenance of facilities, information technology, depreciation and amortization expense and other supplies. We expect to continue to incur expenses to support our continued operations, including expenses related to existing and future compliance with rules and regulations of the SEC and those of the national securities exchange on which our securities are traded, insurance expenses, investor relations, professional services and general overhead and administrative costs.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and marketable securities, which is comprised of contractual interest, premium amortization and discount accretion.

Interest Expense

Interest expense consists of interest recognized on borrowings under our term loan facility, which is comprised of contractual interest, amortization of origination fees and other issuance costs, and accretion of final payment fees.

Other Income (Expense), Net

Other income (expense), net consists primarily of amounts related to foreign exchange gains and losses and related items.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,		Dollar	%
	2021	2020	Change	Change

	(Dollars in thousands)
License and collaboration revenue - related party	$6,189	$3,647	$2,542	70
Operating expenses:
Research and development (1)	24,245	18,768	5,477	29
General and administrative (2)	5,965	4,576	1,389	30
Total operating expenses	30,210	23,344	6,866	29
Loss from operations	(24,021)	(19,697)	(4,324)	22
Interest income	102	526	(424)	(81)
Interest expense	—	(243)	243	(100)
Other expense, net	(79)	(490)	411	(84)
Loss before income tax expense	(23,998)	(19,904)	(4,094)	21
Income tax expense	—	(176)	176	(100)
Net loss	$(23,998)	$(20,080)	$(3,918)	20
(1)	Includes $1.5 million and $1.0 million of non-cash stock-based compensation expense for the three months ended March 31, 2021 and 2020, respectively.
(2)	Includes $1.2 million and $1.0 million of non-cash stock-based compensation expense for the three months ended March 31, 2021 and 2020, respectively.

License and Collaboration Revenue

License and collaboration revenue increased $2.5 million, or 70%, from $3.6 million for the three months ended March 31, 2020 to $6.2 million for the three months ended March 31, 2021, which was primarily related to services provided under the Janssen License and Collaboration Agreement recognized based on proportional performance.

We have determined that the transaction price of the initial performance obligation under the Janssen License and Collaboration Agreement was $96.3 million as of March 31, 2021, a decrease of $2.3 million from the transaction price of $98.6 million as of December 31, 2020. In order to determine the transaction price, we evaluated all payments expected to be received during the duration of the contract, net of development costs reimbursement expected to be payable to Janssen. We determined that the transaction price includes the $50.0 million upfront payment, the $25.0 million payment received upon the effectiveness of the First Amendment, the $5.0 million payment triggered by the successful nomination of a second-generation compound, $17.9 million of reimbursement from Janssen for services performed for PTG-200 Phase 2 and for second-generation compound research costs and other services, and estimated variable consideration consisting of a $7.5 million milestone payment subject to the completion of a Phase 1 study for a second-generation compound, offset by $9.1 million of net cost reimbursement to Janssen for services performed. The decrease in transaction price from December 31, 2020 to March 31, 2021 was due primarily to a decrease in the forecast of remaining services to be provided under the initial performance obligation. We re-evaluate the transaction price each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Research and Development Expenses

Th
	Three Months Ended March 31,		Dollar	%
	2021	2020	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide (PTG-300)	$10,079	$6,806	$3,273	48
Clinical and development expense — PN-943	7,724	7,018	706	10
Clinical and development expense — PN-235	1,799	—	1,799	100
Clinical and development expense — PTG-200	1	885	(884)	(100)
Clinical and development expense — PTG-100	109	181	(72)	(40)
Preclinical and drug discovery research expense	5,361	4,283	1,078	25
Grants and tax incentive expense reimbursement, net	(828)	(405)	(423)	104
Total research and development expenses	$24,245	$18,768	$5,477	29

Research and development expenses increased $5.5 million, or 29%, from $18.8 million for the three months ended March 31, 2020 to $24.2 million for the three months ended March 31, 2021. The increase was primarily due to an increase of $3.3 million in rusfertide clinical trial and development costs, including the ongoing Phase 2 trials in PV, which began in December 2019, and HH, which began in early 2020, and clinical and contract manufacturing activities in preparation for a planned global Phase 3 clinical trial of rusfertide in PV; $1.8 million of Phase 1 clinical trial and development costs for PN-235; an increase of $1.1 million in preclinical and drug discovery research expenses, including pre-clinical costs related to our research collaboration efforts with Janssen; and an increase of $0.7 million in PN-943 clinical trial and development costs following the initiation of the Phase 2 trial in UC in 2020. These increases were partially offset by a decrease of $0.9 million in PTG-200 clinical trial and development expenses under the Janssen License and Collaboration Agreement due to our delivery of substantially all agreed-upon services for the PTG-200 Phase 2 clinical trial, and a $0.4 million increase in grant and accrued refundable cash tax incentives.

General and Administrative Expenses

General and administrative expenses increased $1.4 million, or 30%, from $4.6 million for the three months ended March 31, 2020 to $6.0 million for the three months ended March 31, 2021 primarily due to an increase of $0.6 million in personnel expenses, $0.2 million in recruiting expenses and $0.2 million in market research expenses to support the growth of our operations, and a $0.4 million increase in legal fees due primarily to an arbitration matter with a former research and collaboration partner. The increase in personnel expenses includes $0.3 million in wages and salaries and $0.2 million in stock-based compensation expense.

Interest Income

Interest income decreased $0.4 million, or 81%, from $0.5 million for the three months ended March 31, 2020 to $0.1 million for the three months ended March 31, 2021. This decrease was due primarily to the recent record low interest rate environment and a change in the mix of marketable securities compared to the prior year period, despite higher interest-earning asset balances.

Interest Expense

Interest expense decreased $0.2 million, or 100%, from $0.2 million for the three months ended March 31, 2020 to zero for the three months ended March 31, 2021. The decrease in interest expense was due to the prepayment of our outstanding long-term debt under our term credit facility during the second quarter of 2020. We had no debt outstanding under our term loan facility as of March 31, 2021.

Income Tax Expense

Income tax expense decreased $0.2 million, or 100%, from $0.2 million for the three months ended March 31, 2020 to zero for the three months ended March 31, 2021. Our effective income tax rate was 0% for the three months ended March 31, 2021 as compared to (0.9)% for the three months ended March 31, 2020. During the second quarter of

2020, our Australia subsidiary sold beneficial rights to discovery intellectual property to our U.S. entity, and the U.S. entity reimbursed the Australia subsidiary for certain direct development costs. Upon completion of the sale, we analyzed tax planning strategies and future income and concluded that a valuation allowance is necessary for our Australia subsidiary. We maintained a full valuation allowance on our tax position as of March 31, 2021.

Liquidity and Capital Resources

Sources of Liquidity

Historically, we have funded our operations primarily from net proceeds from the sale of shares of our common stock and payments under collaboration agreements.

In October 2019, we filed a registration statement on Form S-3 (File no. 333-234414) that was declared effective as of November 22, 2019 and permits the offering, issuance, and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities and warrants (the “2019 Form S-3”). Up to a maximum of $75.0 million of the maximum aggregate offering price of $250.0 million may be issued and sold pursuant to an ATM financing facility under a sales agreement we entered into on November 27, 2019 (the “2019 Sales Agreement”). In May 2020, we completed an underwritten public offering of 7,000,000 shares of common stock at a public offering price of $14.00 per share, and we issued an additional 1,050,000 shares of our common stock at a price of $14.00 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs paid by us, were $105.3 million. During the year ended December 31, 2021, we issued 2,483,719 shares under our ATM facility for net proceeds of $41.9 million. No shares were issued under the ATM facility during the three months ended March 31, 2021. As of March 31, 2021, a total of $94.2 million of common stock remained available for sale under the 2019 Form S-3, $31.9 million of which remained available for sale under the ATM financing facility.

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

We have received $80.0 million in non-refundable payments from Janssen since the inception of the Janssen License and Collaboration Agreement in 2017 through March 31, 2021, as follows:

●	Upon effectiveness of the agreement, we received a non-refundable, upfront cash payment of $50.0 million from Janssen;
●	Upon effectiveness of the First Amendment, we became eligible to receive a $25.0 million payment from Janssen, which was received during the second quarter of 2019; and
●	In December 2019, we became eligible to receive a $5.0 million payment triggered by the successful nomination of a second-generation development compound, which was received during the first quarter of 2020.

We also receive payments for services provided under the collaboration agreement and in-kind reimburses Janssen for certain costs they have incurred based on the cost sharing terms of the agreement.

Pursuant to the First Amendment, we will be eligible to receive clinical development, regulatory and sales milestones, if and as achieved, and/or payments relating to Janssen’s elections to maintain or expand its license rights. The next possible milestone or opt-in election events based on a Phase 2 clinical trial in CD are as follows:

●	Janssen can elect to advance PTG-200 into Phase 2b following receipt of the top line results of the CD Phase 2a clinical trial for PTG-200 by paying a $50.0 million maintenance fee (the “Amended First Opt-in Election”); or
●	Janssen would make a $50.0 million milestone payment following dosing of the third patient in the first Phase 2b clinical trial for CD for a second-generation product.

Janssen can also then elect to receive exclusive, worldwide commercial rights for both PTG-200 and second-generation products following the Phase 2b completion date for PTG-200 or a second-generation product by paying a $50.0 million payment (the “Amended Second Opt-in Election”). We will also be eligible for certain additional milestone payments including a potential payment of either $100.0 million upon a Phase 3 CD clinical trial meeting a primary clinical endpoint with respect to PTG-200 or $115.0 million upon a Phase 3 CD clinical trial meeting a primary clinical endpoint with respect to a second-generation compound.

We will be eligible to receive a $7.5 million milestone payment at the completion of a Phase 1 study for the first second-generation compound. Pursuant to the First Amendment, we will be eligible to receive tiered royalties on net product sales at percentages ranging from mid-single digits to ten percent.

In October 2019, we entered into a credit and security agreement pursuant to which the lenders party thereto agreed to make term loans available to us for working capital and general business purposes, in a principal amount of up to $50.0 million, at our option, until September 30, 2021. $20.0 million remains available under this term loan facility subject to the satisfaction of certain conditions, including the achievement of certain clinical development milestones. We had no outstanding debt balance as of March 31, 2021. Additional information about this credit facility is presented in Note 9 to the condensed consolidated financial statements included elsewhere in this report.

Capital Requirements

As of March 31, 2021, we had $279.7 million of cash, cash equivalents and marketable securities and an accumulated deficit of $307.8 million. Our capital expenditures for the years ended December 31, 2020 and 2019 were $0.5 million and $1.0 million, respectively. Our primary uses of cash are to fund operating expenses, primarily our research and development expenditures and pre-commercialization costs. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses. We believe, based on our current operating plan and expected expenditures, that our existing cash, cash equivalents and marketable securities and access to our term loan facility will be sufficient to meet our anticipated operating and capital expenditure requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. If our planned pre-clinical and clinical trials are successful, or our other product candidates enter clinical trials or advance beyond the discovery stage, we will need to raise additional funding. Such additional funding may come from raising additional capital, seeking access to additional debt, and additional collaborative or other arrangements with corporate sources, but such funding may not be available at terms acceptable to us, if at all. We expect to require additional financing to advance our product candidates through clinical development and toward potential regulatory approval and to develop, acquire or in-license other potential product candidates. We anticipate that we will need to raise substantial additional funding, the requirements of which will depend on many factors, including:

●	the progress, timing, scope, results and costs of our pre-clinical studies and clinical trials for our product candidates, including the ability to enroll patients in a timely manner for our clinical trials;
●	the costs of and ability to obtain clinical and commercial supplies and any other product candidates we may identify and develop;

●	our ability to successfully commercialize the product candidates we may identify and develop;
●	the selling and marketing costs associated with our current product candidates and any other product candidates we may identify and develop, including the cost and timing of expanding our sales and marketing capabilities;
●	the achievement of development, regulatory and sales milestones resulting in payments to us from Janssen under the Janssen License and Collaboration Agreement or other such arrangements that we may enter into, and the timing of receipt of such payments, if any;
●	the timing, receipt and amount of royalties under the Janssen License and Collaboration Agreement on worldwide net sales of PTG-200, including any second-generation compounds, upon regulatory approval or clearance, if any;
●	the amount and timing of sales and other revenues from our current product candidates and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;
●	the cash requirements of any future acquisitions or discovery of product candidates;
●	the time and cost necessary to respond to technological and market developments;
●	the extent to which we may acquire or in-license other product candidates and technologies;
●	costs necessary to attract, hire and retain qualified personnel;
●	the costs of maintaining, expanding and protecting our intellectual property portfolio; and
●	the costs of ongoing general and administrative activities to support the growth or our business.

Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. Further, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials, other research and development activities and pre-commercialization costs. If we do raise additional capital through public or private equity offerings or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to fully estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated product development programs.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Cash used in operating activities	$(28,756)	$(15,848)
Cash (used in) provided by investing activities	(6,793)	42,730
Cash provided by financing activities	979	399

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2021 was $28.8 million, consisting of our net loss of $24.0 million and a net change of $8.4 million in net operating assets and liabilities, partially offset by $3.6 million in non-cash charges. Non-cash charges were primarily comprised of $2.7 million of stock-based compensation, $0.4 million of operating lease right-of-use asset amortization, $0.3 million of net amortization of discount on marketable securities, and $0.2 million of depreciation and amortization. The change in net operating assets and liabilities was primarily due to a decrease of $8.7 million in deferred revenue related to the Janssen License and Collaboration Agreement, an increase of $1.6 million in receivable from collaboration partner, an increase of $0.8 million in research and development tax incentive receivable, a decrease of $0.7 million in accrued expenses and other payables, a decrease of $0.5 million in operating lease liability, and a decrease of $0.3 million in accounts payable, partially offset by an increase of $4.1 million in payable to collaboration partner.

Cash used in operating activities for the three months ended March 31, 2020 was $15.8 million, consisting of our net loss of $20.1 million, partially offset by $3.3 million in non-cash charges and a net change of $0.9 million in net operating assets. Non-cash charges were primarily comprised of $2.0 million of stock-based compensation, a $0.5 foreign currency measurement loss, $0.4 million of operating lease right-of-use asset amortization, $0.2 million of depreciation and amortization and a $0.2 million change in deferred tax asset, partially offset by $0.2 million of net accretion of discount on marketable securities. The change in net operating assets and liabilities was primarily due to a decrease of $3.2 million in receivable from collaboration partner, an increase of $0.9 million in accounts payable and a decrease of $0.8 million in prepaid expenses and other current assets, partially offset by a decrease of $2.5 million in deferred revenue related to the Janssen License and Collaboration Agreement, a decrease of $0.7 million in accrued expenses and other payables, a decrease of $0.5 million in operating lease liability, an increase of $0.2 million in research and development tax incentive receivable and a decrease of $0.1 million in payable to collaboration partner.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2021 was $6.8 million, consisting of purchases of marketable securities of $87.2 million and purchases of property and equipment of $0.1 million, partially offset by proceeds from maturities of marketable securities of $80.5 million.

Cash provided by investing activities for the three months ended March 31, 2020 was $42.7 million, consisting of proceeds from maturities of marketable securities of $63.8 million, partially offset by purchases of marketable securities of $20.9 million and purchases of property and equipment of $0.1 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2021 was $1.0 million, consisting of $1.3 million from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan, partially offset by $0.2 million tax withholding payments related to net settlement of restricted stock units and $0.1 million of offering costs.

Cash provided by financing activities for the three months ended March 31, 2020 was $0.4 million, consisting primarily of proceeds from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan.

Contractual Obligations and Other Commitments

During the three months ended March 31, 2021, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 10, 2021.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our borrowings and investments.

We had $279.7 million and $307.8 million in cash, cash equivalents and marketable securities at March 31, 2021 and December 31, 2020, respectively. Cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Marketable securities consist of corporate bonds, commercial paper and government bonds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. Based on our interest rate sensitivity analysis, an immediate 100 basis point increase in interest rates would increase our interest income by approximately $2.0 million, while an immediate 100 basis point decrease in interest rates would decrease our interest income by approximately $0.4 million.

Approximately $1.9 million and $1.0 million of our cash balance was located in Australia at March 31, 2021 and December 31, 2020, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on our results of operations.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

From time to time, we may become subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition. We are a party in the arbitration proceeding described in Note 10 to the condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q.

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

Summary of Risk Factors

The following is a summary of the principal risks that could adversely affect our business, operations, and financial results.

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

The extent to which the ongoing COVID-19 pandemic will continue to impact our business is uncertain and cannot be predicted. The pandemic’s impact on our business will depend on a variety of factors, including the timing, extent, effectiveness and durability of vaccine programs or other treatments, new or continuing travel and other restrictions and public health measures, such as social distancing, business closures or disruptions. The effectiveness of actions taken in the United States and other countries to contain, ameliorate the impact of and treat the disease and to address its impact, is not yet known. A number of jurisdictions, including California and other jurisdictions in the United States, have at various times begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. As the COVID-19 pandemic continues, we could experience additional disruptions or increased expenses that may adversely impact our business, including:

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

Further, we may be required to develop and implement additional clinical study policies and procedures designed to help protect study participants from the COVID-19 virus, which may include using telemedicine visits, remote monitoring of patients and clinical sites, shipping drug product directly to patients rather than clinical sites, and measures to ensure that clinical data are collected pursuant to the study protocol and consistent with good clinical practices (“GCPs”). Patients who miss scheduled appointments, any interruption in study drug supply, or other consequence that may result in incomplete data being generated during a study as a result of the pandemic must be adequately documented and justified in accordance with FDA guidance. These additional requirements may be difficult to fulfill and may result in an incomplete data set, which could negatively impact the study results.

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

We currently have no product candidates that are in registrational or pivotal clinical trials or are approved for commercial sale, and we may never develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our current product candidates and the development of other product candidates. We cannot be certain that our product candidates will receive regulatory approval or, if approved, be successfully commercialized. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of our product candidates will be subject to extensive regulation by the U.S. Food and Drug Administration (“FDA”) and other regulatory authorities in the United States and other countries. In addition, even if approved, our pricing and reimbursement will be subject to further review and discussions with payors. We are not permitted to market any product candidate in the United States until after approval of a new drug application (“NDA”) from the FDA, or in any foreign countries until approval by corresponding regulatory authorities. We will need to conduct larger, more extensive clinical trials in the target patient populations to support a potential application for regulatory approval by the FDA or corresponding regulatory authorities. Those trials, for rusfertide for PV or subsequent late-stage product candidates, may not demonstrate the safety and efficacy of our product candidates to support a marketing approval in the United States or other jurisdictions.

Our product candidates require additional clinical development, regulatory approval and secure sources of commercial manufacturing supply. We cannot assure you that our clinical trials for our product candidates will be initiated or completed in a timely manner or successfully, or at all. Further we cannot be certain that we plan to advance any other product candidates into clinical trials. Moreover, any delay or setback in the development of any product candidate would be expected to adversely affect our business and cause our stock price to fall. For example, the announcement of the premature discontinuation of the global Phase 2 clinical trial of PTG-100 for the treatment of moderate-to-severe ulcerative colitis (“UC”) in March 2018 due to the interim analysis meeting futility criteria on the primary endpoint of clinical remission (that was subsequently confirmed to be due to human error in endoscopy reads by the original vendor) significantly depressed our stock price.

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

We may experience delays in ongoing clinical trials, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including if a clinical trial is modified, suspended or terminated by us, by the institutional review boards or ethics committees of the institutions in which such clinical trials are being conducted, by a Data Safety Monitoring Board, for such trial or by the FDA or other regulatory authorities. Such authorities may impose a modification, suspension or termination due to a number of factors. In addition, there are a significant number of global clinical trials in inflammatory bowel disease and in hematologic disorders that are currently ongoing, especially in Phases 2 and 3, making it highly competitive and challenging to recruit subjects. Furthermore, any negative results we may report in clinical trials of our product candidates, such as the premature termination of our Phase 2 clinical trial of PTG-100 for the treatment of moderate-to-severe UC, may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both.

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

We have incurred significant operating losses every year since inception and expect to continue to incur operating losses for the foreseeable future. As of March 31, 2021, we had an accumulated deficit of $307.8 million. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development. As a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approvals for, our product candidates.

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

As of March 31, 2021, we had cash, cash equivalents and marketable securities of $279.7 million. Based upon our current operating plan and expected expenditures, we believe that our existing cash, cash equivalents, and marketable securities and proceeds from our debt facility will be sufficient to fund our operations for at least the next 12 months. However, we expect that we will need to have access substantial additional funds in the future in order to complete clinical development or commercialize our product candidates to a point where we can operate profitability.

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

We have relied upon and plan to continue to rely upon third party contract research organizations (“CROs”) to execute, monitor and manage clinical trials and collect data for our pre-clinical studies and clinical programs. We control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that their conduct meets regulatory requirements and that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. We and our CROs are required to comply with GCPs, which are regulations and guidelines promulgated by the FDA, the European Medicines Agency (“EMA”) and comparable foreign regulatory authorities for all of our product candidates in clinical development. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may not accept the data or require us to perform additional clinical trials before considering our filing for regulatory approval or approving our marketing application. In addition, significant portions of the clinical studies for our product candidates are expected to be conducted outside of the United States, which will make it more difficult for us to monitor CROs and perform visits of our clinical trial sites (particularly during the ongoing pandemic) and will force us to rely heavily on CROs to ensure the proper and timely conduct of our clinical trials and compliance with applicable regulations, including GCPs.

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

We rely on contract manufacturers to manufacture and provide product for us that meets applicable regulatory requirements. We do not currently have, nor do we plan to develop, the infrastructure or capability internally to manufacture our drug supplies and we expect to continue to depend on contract manufacturers for the foreseeable future. As we proceed with the development and potential commercialization of our product candidates, we will need to increase the scale at which the drug is manufactured which will require the development of new manufacturing processes to potentially reduce the cost of goods. We will rely on our internal process research and development efforts and those of contract manufacturers to develop the good manufacturing processes (“GMPs”) required for cost-effective, large-scale production. If we and our contract manufacturers are not successful in converting to commercial-scale manufacturing, then our product costs may not be competitive and the development and/or commercialization of our product candidates would be materially adversely affected. Moreover, our contract manufacturers are the sole source of supply for our clinical product candidates. If we were to experience an unexpected loss of supply for any reason, whether as a result of manufacturing, supply or storage issues, natural disasters, the ongoing COVID-19 pandemic or otherwise, we could experience delays, disruptions, suspensions or termination of our clinical study and planned development program, or be required to restart or repeat, any ongoing clinical trials.

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

Our strategy includes filing for orphan drug designation where available for our product candidates. Rusfertide has received orphan drug designation for the treatment of patients with PV from the FDA and the European Union (“EU”). Despite this designation, we may be unable to maintain the benefits associated with orphan drug status, including market exclusivity. We may not be the first to obtain regulatory approval of a product candidate for a given orphan-designated indication. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet patient needs. Further, even if we obtain orphan drug designation exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may receive and be approved for the same condition, and only the first applicant to receive approval for a given active ingredient will receive the benefits of marketing exclusivity. Even after an orphan-designated product is approved, the FDA can subsequently approve a later drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care.

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

For example, in the United States in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, (collectively, the “ACA”) was enacted to increase access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and the health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The law has continued the downward pressure on pharmaceutical pricing, especially under the Medicare program, and increased the industry’s regulatory burdens and operating costs.

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, former President Trump signed Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and the medical device tax and, effective January 1, 2021, also eliminated the health insurance tax. Further, the Bipartisan Budget Act of 2018 (the “BBA”) among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unclear when a decision will be made. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open until August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional action is taken by Congress. COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period in which the government may recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services (“CMS”) issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

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

Pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate advantages in efficacy, convenience, tolerability or safety in order to overcome price competition and to be commercially successful. If our competitors succeed in obtaining FDA, EMA or other regulatory approval or discovering, developing and commercializing drugs before we do, there would be a material adverse impact on the future prospects for our product candidates and business. For example, in June 2020, the FDA accepted a Biologics License Application for ropeginterferon alfa-2b for use in treatment for patients with PV in the absence of symptomatic splenomegaly from PharmaEssentia Corporation, the manufacturer of the novel pegylated interferon. A decision from the FDA on this application is expected in early 2021. We also face competition in certain instances from the existing standards of care, which may be significantly less expensive than our expected drug prices. For example, one widely used treatment for PV and hereditary hemochromatosis (“HH”) patients is phlebotomy and/or chelation therapy. While patients may not like therapies that involve frequent blood draws, these therapies are inexpensive and may present pricing challenges for us if our drug candidates are successfully developed and approved.

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

As of March 31, 2021, we had 83 full-time equivalent employees, including 63 full-time equivalent employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, scientific, sales, marketing, research, development, regulatory, manufacturing, financial and other resources. In addition, as our operations expand, we expect that we will need to manage relationships with strategic collaborators, CROs, contract manufacturers, suppliers, vendors and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. We may not be successful in accomplishing these tasks in growing our company, and our failure to accomplish any of them could adversely affect our business and operations.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new products are typically made by CMS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree, but also have their own methods and approval process. Therefore, coverage and reimbursement can differ significantly from payor to payor. It is difficult to predict what CMS will decide with respect to reimbursement for novel products such as ours since there is no body of established practices and precedents for these new products.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. From January 1, 2020 through March 31, 2021, the reported sale price of our common stock has fluctuated between $5.30 and $32.10 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock, including due to the factors discussed in these “Risk Factors” and elsewhere in this Annual Report.

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

Our amended and restated certificate of incorporation (“Certificate of Incorporation”) provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain actions and proceedings. Furthermore, Section 22 of the Securities Act of 1933, as amended, creates concurrent jurisdiction for federal and state courts over all Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes, which may discourage such lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

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

PROTAGONIST THERAPEUTICS, INC.

Date: May 4, 2021	By:
`		Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 4, 2021	By:
Don Kalkofen
Chief Financial Officer
(Principal Financial and Accounting Officer)