Form 10-Q
period 2021-06-30
Protagonist Therapeutics, Inc
filed 2021-08-04
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 30, 2021, there were 47,550,573 shares of the registrant’s Common Stock, par value $0.00001 per share, outstanding.

PROTAGONIST THERAPEUTICS, INC.

FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$192,412	$117,358
Marketable securities	161,868	188,451
Restricted cash - current	—	10
Receivable from collaboration partner and contract asset - related party	7,077	2,426
Research and development tax incentive receivable	2,778	1,084
Prepaid expenses and other current assets	7,683	6,277
Total current assets	371,818	315,606
Marketable securities - noncurrent	26,122	2,000
Property and equipment, net	1,718	1,462
Restricted cash - noncurrent	225	450
Operating lease right-of-use asset	4,349	4,950
Total assets	$404,232	$324,468
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,905	$3,075
Payable to collaboration partner - related party	11,396	2,732
Accrued expenses and other payables	20,096	18,498
Deferred revenue - related party	2,009	14,477
Operating lease liability - current	1,567	1,459
Total current liabilities	42,973	40,241
Operating lease liability - noncurrent	3,691	4,500
Other liabilities	121	121
Total liabilities	46,785	44,862
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 90,000,000 shares authorized; 47,525,560 and 43,745,465 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	696,157	563,389
Accumulated other comprehensive (loss) gain	(59)	28
Accumulated deficit	(338,651)	(283,811)
Total stockholders’ equity	357,447	279,606
Total liabilities and stockholders’ equity	$404,232	$324,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
License and collaboration revenue - related party	$2,265	$6,217	$8,454	$9,864
Operating expenses:
Research and development	26,432	20,257	50,677	39,025
General and administrative	6,715	4,177	12,680	8,753
Total operating expenses	33,147	24,434	63,357	47,778
Loss from operations	(30,882)	(18,217)	(54,903)	(37,914)
Interest income	97	207	199	733
Interest expense	—	(209)	—	(452)
Loss on early repayment of debt	—	(585)	—	(585)
Other (expense) income, net	(57)	512	(136)	22
Loss before income tax expense	(30,842)	(18,292)	(54,840)	(38,196)
Income tax expense	—	(1,129)	—	(1,305)
Net loss	$(30,842)	$(19,421)	$(54,840)	$(39,501)
Net loss per share, basic and diluted	$(0.69)	$(0.59)	$(1.23)	$(1.31)
Weighted-average shares used to compute net loss per share, basic and diluted	44,864,637	32,799,691	44,546,172	30,251,805

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(30,842)	$(19,421)	$(54,840)	$(39,501)
Other comprehensive loss:
(Loss) gain on translation of foreign operations	(34)	(324)	(67)	14
Unrealized gain (loss) on marketable securities	8	9	(20)	(1)
Comprehensive loss	$(30,868)	$(19,736)	$(54,927)	$(39,488)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	(Loss) Gain	Deficit	Equity
Three months ended June 30, 2021	Shares	Amount
Balance at March 31, 2021	43,939,246	$—	$567,176	$(33)	$(307,809)	$259,334
Issuance of common stock pursuant to public offering, net of issuance costs	3,503,311	—	123,798	—	—	123,798
Issuance of common stock under equity incentive and employee stock purchase plans	83,003	—	1,247	—	—	1,247
Stock-based compensation expense	—	—	3,936	—	—	3,936
Other comprehensive loss	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(30,842)	(30,842)
Balance at June 30, 2021	47,525,560	$—	$696,157	$(59)	$(338,651)	$357,447

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	(Loss) Gain	Deficit	Equity
Three months ended June 30, 2020	Shares	Amount
Balance at March 31, 2020	27,434,705	$—	$300,300	$107	$(237,741)	$62,666
Issuance of common stock pursuant to public offering, net of issuance costs	8,050,000	—	105,331	—	—	105,331
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	1,232,793	—	16,643	—	—	16,643
Issuance of common stock under equity incentive and employee stock purchase plans	84,641	—	585	—	—	585
Stock-based compensation expense	—	—	1,996	—	—	1,996
Other comprehensive loss	—	—	—	(315)	—	(315)
Net loss	—	—	—	—	(19,421)	(19,421)
Balance at June 30, 2020	36,802,139	$—	$424,855	$(208)	$(257,162)	$167,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	(Loss) Gain	Deficit	Equity
Six months ended June 30, 2021	Shares	Amount
Balance at December 31, 2020	43,745,465	$—	$563,389	$28	$(283,811)	$279,606
Issuance of common stock pursuant to public offering, net of issuance costs	3,503,311	—	123,798	—	—	123,798
Issuance of common stock under equity incentive and employee stock purchase plans	283,844	—	2,563	—	—	2,563
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(7,060)	—	(189)	—	—	(189)
Stock-based compensation expense	—	—	6,596	—	—	6,596
Other comprehensive loss	—	—	—	(87)	—	(87)
Net loss	—	—	—	—	(54,840)	(54,840)
Balance at June 30, 2021	47,525,560	$—	$696,157	$(59)	$(338,651)	$357,447

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	(Loss) Gain	Deficit	Equity
Six months ended June 30, 2020	Shares	Amount
Balance at December 31, 2019	27,217,649	$—	$297,846	$(221)	$(217,661)	$79,964
Issuance of common stock pursuant to public offering, net of issuance costs	8,050,000	—	105,331	—	—	105,331
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	1,232,793	—	16,643	—	—	16,643
Issuance of common stock under equity incentive and employee stock purchase plans	301,697	—	991	—	—	991
Stock-based compensation expense	—	—	4,044	—	—	4,044
Other comprehensive gain	—	—	—	13	—	13
Net loss	—	—	—	—	(39,501)	(39,501)
Balance at June 30, 2020	36,802,139	$—	$424,855	$(208)	$(257,162)	$167,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(54,840)	$(39,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,596	4,044
Operating lease right-of-use asset amortization	887	887
Depreciation and amortization	365	419
Net amortization of premium (accretion of discount) on marketable securities	821	(243)
Loss on early repayment of debt	—	585
Amortization of debt issuance costs and accretion of debt discount	—	22
Change in deferred tax asset	—	1,412
Changes in operating assets and liabilities:
Research and development tax incentive receivable	(1,682)	(278)
Receivable from collaboration partner - related party	(4,651)	3,758
Prepaid expenses and other assets	(1,421)	(248)
Accounts payable	4,874	73
Payable to collaboration partner - related party	8,664	(259)
Accrued expenses and other payables	1,386	382
Deferred revenue - related party	(12,468)	(7,517)
Operating lease liability	(987)	(958)
Other liabilities	—	92
Net cash used in operating activities	(52,456)	(37,330)
Cash Flows from Investing Activities
Purchase of marketable securities	(163,460)	(66,753)
Proceeds from maturities of marketable securities	165,080	104,583
Purchases of property and equipment	(640)	(271)
Net cash provided by investing activities	980	37,559
Cash Flows from Financing Activities
Proceeds from public offering of common stock, net of issuance costs	123,995	105,689
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	2,563	991
Tax withholding payments related to net settlement of restricted stock units	(189)	—
Proceeds from at-the-market offering, net of issuance costs	—	16,834
Issuance costs related to long-term debt	—	(14)
Early repayment of long-term debt	—	(10,524)
Net cash provided by financing activities	126,369	112,976
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(74)	31
Net increase in cash, cash equivalents and restricted cash	74,819	113,236
Cash, cash equivalents and restricted cash, beginning of period	117,818	33,466
Cash, cash equivalents and restricted cash, end of period	$192,637	$146,702
Supplemental Disclosure of Non-Cash Financing and Investing Information:
Purchases of property and equipment in accounts payable and accrued liabilities	$63	$21
Issuance costs related to common stock offering included in accrued liabilities and other payables	$197	$233
Issuance costs related to common stock offering included in prepaid expenses and other assets at the end of the previous year	$—	$125
Issuance costs related to at-the-market offering of common stock included in prepaid expenses and other assets at the end of the previous year	$—	$191

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

Liquidity

As of June 30, 2021, the Company had cash, cash equivalents and marketable securities of $380.4 million. The Company has incurred net losses from operations since inception and has an accumulated deficit of $338.7 million as of June 30, 2021. The Company’s ultimate success depends on the outcome of its research and development and collaboration activities. The Company expects to incur additional losses in the future and anticipates the need to raise additional capital to continue to execute its long-range business plan. Since the Company’s initial public offering in August 2016, it has financed its operations primarily through offerings of common stock and payments received under license and collaboration agreements.

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

The severity of the impact of the COVID-19 pandemic on the Company's activities will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, including the severity of any additional periods of increases or spikes in the number of cases in the areas the Company and its suppliers operate and areas where the Company’s clinical trial sites are located; the development and spread of COVID-19 variants, the timing, extent, effectiveness and durability of COVID-19 vaccine programs or other treatments; and new or continuing travel and other restrictions and public health measures, such as social distancing, business closures or disruptions. Accordingly, the extent and severity of the impact on the Company's existing and planned clinical trials, manufacturing, collaboration activities and operations, is uncertain and cannot be fully predicted. The Company has experienced delays in its existing and planned clinical trials due to the worldwide impacts of the pandemic. The Company's future results of operations and liquidity could be adversely impacted by further delays in existing and planned clinical trials, continued difficulty in recruiting patients for these clinical trials, delays in manufacturing and collaboration activities, supply chain disruptions, the ongoing impact on its operating activities and employees, and the ongoing impact of any initiatives or programs that the Company may undertake to address financial and operational challenges. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's future financial condition, liquidity or results of operations remains uncertain.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the condensed consolidated balance sheet as of December 31, 2020 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s consolidated financial statements. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and marketable securities. Substantially all of the Company’s cash is held by two financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. The primary focus of the Company’s investment strategy is to preserve capital and to meet liquidity requirements. The Company’s cash equivalents and marketable securities are managed by external managers within the guidelines of the Company’s investment policy. The Company’s investment policy addresses the level of credit exposure by limiting concentration in any one corporate issuer and establishing a minimum allowable credit rating. To manage its credit risk exposure, the Company maintains its U.S portfolio of cash equivalents and marketable securities in fixed income securities denominated and payable in U.S. dollars. Permissible investments of fixed income securities include obligations of the U.S. government and its agencies, money market instruments including commercial paper and negotiable certificates of deposit, highly rated corporate debt obligations and money market funds, and highly rated supranational and sovereign government securities.

Cash Equivalents

Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of cash balances held as security in connection with a letter of credit related to the Company’s facility lease entered into in March 2017. The letter of credit balance decreased from $0.5 million at December 31, 2020 to $0.2 million at June 30, 2021 pursuant to the terms of the facility lease.

Cash as Reported in Condensed Consolidated Statements of Cash Flows

Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as presented on the condensed consolidated balance sheets.

Cash as reported in the condensed consolidated statements of cash flows consists of (in thousands):

	June 30,
	2021	2020
Cash and cash equivalents	$192,412	$146,242
Restricted cash - current	—	10
Restricted cash - noncurrent	225	450
Total cash reported on condensed consolidated statements of cash flows	$192,637	$146,702

Marketable Securities

All marketable securities have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Short-term marketable securities have maturities greater than three months but no longer than 365 days as of the balance sheet date. Long-term marketable securities have maturities of 365 days or longer as of the balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive gain or loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest income.

Revenue Recognition

Under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligations when (or as) the performance obligations are satisfied. The Company constrains its estimate of the transaction price up to the amount (the “variable consideration constraint”) that a significant reversal of recognized revenue is not probable.

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

Research and Development Costs

Research and development costs are expensed as incurred unless there is an alternate future use in other research and development projects or otherwise. Research and development costs include salaries and benefits, stock-based compensation expense, laboratory supplies and facility-related overhead, outside contracted services including clinical trial costs, manufacturing and process development costs for both clinical and pre-clinical materials, research costs, development milestone payments under license and collaboration agreements, and other consulting services.

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

Stock-based Compensation Expense

In February 2021, the Company granted performance share units (“PSUs) to certain executives of the Company. Stock-based compensation expense associated with PSUs is based on the fair value of the Company’s common stock on the grant date, which equals the closing price of the Company’s common stock on the grant date. The Company recognizes compensation expense over the vesting periods of the awards that are ultimately expected to vest when the achievement of the related performance obligation becomes probable.

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

Recently Issued Accounting Pronouncements Not Yet Adopted as of June 30, 2021

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

The Company entered into an amendment (the “First Amendment”) to the Janssen License and Collaboration Agreement effective May 7, 2019. The First Amendment builds upon the Company’s ongoing development collaboration with Janssen for PTG-200 and, upon the effectiveness of the First Amendment, the Company became eligible to receive a $25.0 million payment from Janssen, which was received during the second quarter of 2019. The First Amendment expanded the scope of the Janssen License and Collaboration Agreement by supporting research efforts towards identifying and developing second-generation IL-23R antagonists (“second-generation compounds”). Two second-generation compounds, PN-232 and PN-235, have been nominated and are currently in Phase 1 clinical studies.

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

The transaction price of the initial performance obligation under the Janssen License and Collaboration Agreement was $95.8 million as of June 30, 2021, a decrease of $0.5 million from the transaction price of $96.3 million as of March 31, 2021, following an update to the estimate for remaining services to be performed under the performance obligation. In order to determine the transaction price, the Company evaluated all payments to be received during the duration of the contract, net of development costs reimbursement expected to be payable to Janssen. The transaction price as of June 30, 2021 includes the $50.0 million upfront payment, the $25.0 million payment received upon the effectiveness of the First Amendment, the $5.0 million payment triggered by the successful nomination of a second-generation compound, $17.9 million of reimbursement from Janssen for services performed for PTG-200 Phase 2 and for second-generation compound research costs and other services, and estimated variable consideration consisting of a $7.5 million milestone payment subject to the completion of a Phase 1 study for a second-generation compound, offset by $9.6 million of net cost reimbursement to Janssen for services performed. The Company evaluated whether the variable component of the transaction price should be constrained to ensure that a significant reversal of revenue recognized on a cumulative basis as of June 30, 2021 is not probable. The Company concluded that the variable consideration constraint is appropriately reflected in the estimated transaction price as of June 30, 2021. The additional potential development, regulatory and sales milestone payments after the completion of Phase 2a activities in CD and UC that the Company would be eligible to receive are currently outside the contract term as defined for revenue recognition purposes and as such have been excluded from the transaction price. Janssen has also opted in for certain additional services to be performed by the Company that are outside the initial performance obligation, revenue is recognized as these services are performed.

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

For the three and six months ended June 30, 2021, the Company recognized license and collaboration revenue of $2.1 million and $7.7 million, respectively, which was primarily related to the transaction price for the Janssen License and Collaboration Agreement recognized based on proportional performance. In addition, the Company recorded $0.2 million and $0.8 million in revenue for the three and six months ended June 30, 2021, respectively, related to additional services provided by the Company under the Janssen Collaboration Agreement.

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

The following tables present changes in the Company’s contract assets and liabilities during the periods presented (in thousands):

	Balance at			Balance at
	Beginning of			End of
Six Months Ended June 30, 2021	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$2,426	$4,651	$—	$7,077
Contract liabilities:
Deferred revenue - related party	$14,477	$3,924	$(16,392)	$2,009
Payable to collaboration partner - related party	$2,732	$8,664	$—	$11,396

	Balance at			Balance at
	Beginning of			End of
Six Months Ended June 30, 2020	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$5,955	$4,202	$(7,160)	$2,997
Contract asset - related party	$800	$342	$(1,142)	$—
Contract liabilities:
Deferred revenue - related party	$41,530	$2,977	$(10,493)	$34,014
Payable to collaboration partner - related party	$1,262	$1,040	$(1,299)	$1,003

During the three and six months ended June 30, 2021, the Company recognized revenue of $0.4 million and $1.5 million, respectively, from amounts included in the deferred revenue contract liability balance at the beginning of each period. During the three and six months ended June 30, 2020, the Company recognized revenue of $2.1 million and $3.3 million, respectively, for each period from amounts included in the deferred revenue contract liability balance at the beginning of each period. None of the costs to obtain or fulfill the contract were capitalized.

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

The following table presents the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$123,006	$—	$—	$123,006
Commercial paper	—	141,440	—	141,440
Corporate debt securities	—	70,410	—	70,410
U.S. Treasury and agency securities	—	32,090	—	32,090
Supranational and sovereign government securities	—	6,044	—	6,044
Total financial assets	$123,006	$249,984	$—	$372,990

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$27,481	$—	$—	$27,481
Commercial paper	—	65,863	—	65,863
Corporate debt securities	—	27,590	—	27,590
U.S. Treasury and agency securities	—	183,210	—	183,210
Total financial assets	$27,481	$276,663	$—	$304,144

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

Note 5. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following (in thousands):

	June 30, 2021
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$123,006	$—	$—	$123,006
Commercial paper	141,443	1	(4)	141,440
Corporate debt securities	70,418	5	(13)	70,410
U.S. Treasury and agency securities	32,096	2	(8)	32,090
Supranational and sovereign government securities	6,045	—	(1)	6,044
Total cash equivalents and marketable securities	$373,008	$8	$(26)	$372,990
Classified as:
Cash equivalents				$185,000
Marketable securities - current				161,868
Marketable securities - noncurrent				26,122
Total cash equivalents and marketable securities				$372,990

	December 31, 2020
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$27,481	$—	$—	$27,481
Commercial paper	65,866	—	(3)	65,863
Corporate debt securities	27,592	2	(4)	27,590
U.S. Treasury and agency securities	183,203	10	(3)	183,210
Total cash equivalents and marketable securities	$304,142	$12	$(10)	$304,144
Classified as:
Cash equivalents				$113,693
Marketable securities - current				188,451
Marketable securities - noncurrent				2,000
Total cash equivalents and marketable securities				$304,144

Marketable securities – current of $161.9 million and $188.5 million held at June 30, 2021 and December 31, 2020, respectively, had contractual maturities of less than one year. Marketable securities – noncurrent of $26.1 million and $2.0 million held at June 30, 2021 and December 31, 2020 had contractual maturities of at least one year but less than two years. The Company does not intend to sell its securities that are in an unrealized loss position, and it is unlikely that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be at maturity. There were no realized gains or realized losses on marketable securities for the periods presented. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis.

Note 6. Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued clinical and research related expenses	$14,976	$11,335
Accrued employee related expenses	3,780	6,413
Accrued professional service fees	829	668
Other	511	82
Total accrued expenses and other payables	$20,096	$18,498

Note 7.    Research Collaboration and License Agreement

The Company and Zealand Pharma A/S (“Zealand”) entered into a collaboration agreement in June 2012. In October 2013, Zealand abandoned the collaboration, and the collaboration agreement was terminated in 2014. The agreement provides for certain post-termination payment obligations to Zealand with respect to compounds related to the collaboration that meet specified conditions set forth in the collaboration agreement and which the Company elects to further develop following Zealand’s abandonment of the collaboration. The Company has the right, but not the obligation, to further develop and commercialize such compounds. The agreement provides for payments to Zealand for the achievement of certain development, regulatory and sales milestone events that occur prior to a partnering arrangement related to such compounds between the Company and a third party.

The Company previously determined that rusfertide is a compound for which the post-termination payments described above are required under the collaboration agreement and has made three development milestone payments for an aggregate amount of $1.0 million under the agreement. However, upon reevaluation, the Company concluded in 2019 that rusfertide is not a compound requiring post-termination payments under the agreement, and initiated the arbitration proceeding described in Note 10 Commitments and Contingencies – Legal Proceedings below.

Milestone payments to collaboration partners are recorded as research and development expenses in the period that the expense is incurred. No research and development expense was recorded under the agreement for the three and six months ended June 30, 2021 and 2020.

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

Note 8. Government Programs

Research and Development Tax Incentive

During the three and six months ended June 30, 2021, the Company recognized AUD 1.3 million ($1.0 million) and AUD 2.3 million ($1.7 million), respectively, as a reduction of research and development expenses in connection with the research and development cash tax incentive from the ATO. During the three and six months ended June 30, 2020, the Company recognized AUD 0.2 million ($0.1 million) and AUD 0.4 million ($0.3 million), respectively, as a reduction of research and development expenses in connection with the research and development cash tax incentive from the ATO. As of June 30, 2021 and December 31, 2020, the research and development cash tax incentive receivable was AUD 3.7 million ($2.8 million) and AUD 1.4 million ($1.1 million), respectively.

Small Business Innovation Research (“SBIR”) Grants

The Company has received SBIR grants from the National Institutes of Health (“NIH”) in support of research aimed at its product candidates. The Company recognizes a reduction to research and development expenses when expenses related to the grants have been incurred and the grant funds become contractually due from NIH. The Company recorded $0.1 million as a reduction of research and development expenses for the three and six months ended June 30, 2021. The Company recorded $0.1 million and $0.3 million as a reduction of research and development expenses for the three and six months ended June 30, 2020, respectively. The Company records a receivable to reflect the eligible costs incurred under the grants that are contractually due to the Company. This receivable is included in prepaid expenses and other current assets on the condensed consolidated balance sheets. There was no such receivable as of June 30, 2021 or December 31, 2020.

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

In June 2020, the Company prepaid the outstanding $10.0 million balance on the term loan as well as $0.6 million for related prepayment and exit fees. Accordingly, the company accelerated amortization of $0.1 million related to capitalized and unamortized debt issuance costs, which is included as part of the $0.6 million loss on early repayment of debt. The Company had no outstanding balance as of June 30, 2021 or December 31, 2020 related to the Term Loan Credit Agreement. As of June 30, 2021, the Company was in compliance with the debt covenants, no event of default occurred and the probability of occurrence of event of default was considered remote.

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

On January 23, 2020, the Company initiated arbitration proceedings with the International Court of Arbitration of the International Chamber of Commerce against Zealand related to a collaboration agreement the Company and Zealand entered into in 2012 and terminated in 2014. The agreement provides for certain post-termination payment obligations to Zealand with respect to compounds related to the collaboration that the Company elects to further develop and meet specified conditions. In the Company’s arbitration claim, it is seeking a declaration that the Company has no past, present or future milestone or royalty payment obligations under the agreement with respect to rusfertide because it is not a compound relating to the collaboration for which post-termination payments to Zealand apply. The Company is also seeking repayment of $1.0 million in milestone payments it has made, as well as its costs, fees, and expenses of the proceeding. Zealand disputes the Company’s claims and has filed counterclaims for payment of a development milestone Zealand claims is due, as well as payment of their arbitration costs, fees and expenses. The arbitration is pending. If Zealand prevails in the arbitration, the Company could be required to reimburse Zealand’s arbitration costs, fees and expenses, and make contractual payments to Zealand described in its prior periodic reports filed with the SEC. If we successfully develop and commercialize rusfertide without a partner, those payments could include up to an additional aggregate of $28.0 million for achievement of certain development and regulatory milestones, and up to $100.0 million for achievement of sales milestones. In addition, Zealand could be eligible to receive a low single digit royalty on worldwide net sales of the product.

Although the Company cannot predict with certainty the ultimate outcome of these arbitration proceedings, it has concluded that the probability of any related loss is remote and therefore no related accruals were recognized as of June 30, 2021.

Note 11. Stockholders’ Equity

In August 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which the Company sold an aggregate of 2,750,000 shares of its common stock at a price of $8.00 per share, for aggregate net proceeds of $21.7 million, after deducting offering expenses payable by the Company. In a concurrent private placement, the Company issued the Investors warrants to purchase an aggregate of 2,750,000 shares of its common stock (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant is exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $15.00 per share. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the Warrants may be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, the Company granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. The common stock and warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and the net proceeds from the transaction were recorded as a credit to additional paid-in capital. As of June 30, 2021, none of the Warrants have been exercised.

In December 2018, the Company entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.00001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.00001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s  common stock, subject to certain exceptions. In accordance with Accounting Standards Codification Topic 505, Equity, the Company recorded the retirement of the common stock exchanged as a reduction of common stock shares outstanding and a corresponding debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants are classified as equity in accordance with ASC 480, and fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. As of June 30, 2021, 400,000 of the Exchange Warrants remain unexercised.

In October 2019, the Company filed a registration statement on Form S-3 (File No. 333-234414) that was declared effective as of November 22, 2019 and permits the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $250.0 million of its common stock, preferred stock, debt securities and warrants (the “2019 Form S-3”). Up to a maximum of $75.0 million of the maximum aggregate offering price of $250.0 million may be issued and sold pursuant to an ATM financing facility under a sales agreement entered into by the Company on November 27, 2019 (the “2019 Sales Agreement”). In May 2020, the Company completed an underwritten public offering of 7,000,000 shares of common stock at a public offering price of $14.00 per share, and issued an additional 1,050,000 shares of its common stock at a price of $14.00 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs paid by the Company, were $105.3 million. As of June 30, 2021, a total of $94.2 million of common stock remained available for sale under the 2019 Form S-3, $31.9 million of which remained available for sale under the ATM financing facility.

In December 2020, the Company filed an automatic registration statement on Form S-3ASR and an accompanying prospectus (Registration Statement No. 333-251254), pursuant to which it completed an underwritten public offering of 4,761,904 shares of the Company’s common stock at a public offering price of $21.00 per share and issued an additional 714,285 shares of common stock at a price of $21.00 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs paid by the Company, were $107.6 million. In June 2021, pursuant to Registration Statement No. 33-251254, the Company completed an underwritten public offering of 3,046,358 shares of its common stock at a public offering price of $37.75 per share and issued an additional 456,953 shares of common stock at a price of $37.75 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs paid by the Company, were $123.8 million. The Form S-3ASR expires in December 2023.

Note 12. Equity Plans

Equity Incentive Plan

In July 2016, the Company’s board of directors and stockholders approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) to replace the 2007 Stock Option Plan. The 2016 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2016 Plan expire no later than ten years from the date of grant. As of June 30, 2021, 636,010 shares were available for issuance under the 2016 Plan.

Inducement Plan

In May 2018, the Company’s board of directors approved the 2018 Inducement Plan, as subsequently amended. The 2018 Inducement Plan is a non-stockholder approved stock plan, under which the Company awards options and restricted stock unit awards to persons that were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company, within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2018 Inducement Plan is administered by the board of directors or the Compensation Committee of the board, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2018 Inducement Plan expire no later than ten years from the date of grant. As of June 30, 2021, 375,625 shares were available for issuance under the Amended and Restated 2018 Inducement Plan.

Stock Options

Stock option activity under the Company’s equity incentive and inducement plans is set forth below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life (years)	Value (1)
				(in millions)
Balances at December 31, 2020	4,648,120	$11.87	7.61	$40.0
Options granted	1,597,040	26.97
Options exercised	(177,152)	11.54
Options forfeited	(106,672)	16.66
Balances at June 30, 2021	5,961,336	$15.84	7.77	$173.1
Options exercisable – June 30, 2021	2,980,187	$12.39	6.46	$96.8
Options vested and expected to vest – June 30, 2021	5,961,336	$15.84	7.77	$173.1
(1)	The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on June 30, 2021. The calculation excludes options with an exercise price higher than the closing price of the Company’s common stock on June 30, 2021.

The estimated weighted-average grant-date fair value of common stock underlying options granted to employees during the six months ended June 30, 2021 was $19.79 per share.

Stock Options Valuation Assumptions

The fair value of employee stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Expected term (in years)	5.27 - 6.08	5.50 - 6.08	5.27 - 6.08	5.27- 6.08
Expected volatility	88.0% - 88.8%	74.3% - 74.5%	88.0% - 90.2%	72.1% - 74.5%
Risk-free interest rate	0.85% - 1.11%	0.39% - 0.42%	0.11% - 1.11%	0.39% - 1.44%
Dividend yield	—	—	—	—

In determining the fair value of the options granted, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires judgment to determine.

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

Expected Volatility—For the year ended December 31, 2020, the Company’s expected volatility was estimated based upon a mix of 75% of the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants and 25% of the volatility of the Company’s stock price since its initial public offering in August 2016. Beginning January 1, 2021, the Company’s expected volatility is estimated based upon a mix of 50% of the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants and 50% of the volatility of the Company’s stock price since its initial public offering in August 2016.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

Restricted Stock Units

Restricted stock unit activity under the Company’s equity incentive plans is set forth below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2020	244,545	$9.31
Granted	287,250	23.57
Vested	(78,165)	10.13
Forfeited	(30,126)	18.28
Unvested at June 30, 2021	423,504	$19.31

Performance Stock Units

During the first quarter of 2021, the Company granted 110,500 PSUs to certain executives of the Company pursuant to the terms of the 2016 Plan, all of which were outstanding at June 30, 2021. The grant date fair value of the

PSUs was $23.57 per share. The terms of the PSUs provide for 100% of shares to be earned based on the of achievement of certain pre-determined performance objectives, subject to the participant’s continued employment. The PSUs will expire five years from the grant date if the performance objectives are not achieved. The PSUs will vest, if at all, upon certification by the Compensation Committee of the Company’s Board of Directors of the actual achievement of the performance objectives, subject to specified change of control exceptions. Stock-based compensation expense associated with PSUs is based on the fair value of the Company’s common stock on the grant date, which equals the closing price of the Company’s common stock on the grant date. The Company recognizes compensation expense over the vesting period of the awards that are ultimately expected to vest when the achievement of the related performance objective becomes probable. The total fair value of the PSUs granted in February 2021 was $2.6 million. As of June 30, 2021, the achievement of the related performance objective was deemed not probable and, accordingly, no stock-based compensation for the PSUs has been recognized as expense as of June 30, 2021.

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“2016 ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period. During the six months ended June 30, 2021, a total of 28,527 shares of common stock were issued under the 2016 ESPP, and 1,029,120 shares remain available for issuance as of June 30, 2021.

Stock-Based Compensation

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$2,155	$1,026	$3,630	$2,092
General and administrative	1,781	970	2,966	1,952
Total stock-based compensation expense	$3,936	$1,996	$6,596	$4,044

As of June 30, 2021, total unrecognized stock-based compensation expense was approximately $46.4 million, which the Company expects to recognize over a weighted-average period of approximately 3.0 years.

Note 13. 401(k) Plan

The Company has a retirement and savings plan under Section of 401(k) of Internal Revenue Code (“401(k) Plan”) covering all U.S. employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company may make contributions to this plan at its discretion. For the three and six months ended June 30, 2021, the Company plans to match 50% of each employee’s contribution up to a maximum of $3,500, and recognized expense of approximately zero and $0.2 million, respectively, relating to these contributions. No contributions were made to the plan by the Company for the three and six months ended June 30, 2020.

Note 14. Income Taxes

No income tax expense was recorded by the Company during the three and six months ended June 30, 2021. The Company recorded income tax expense of $1.1 million and $1.3 million for the three and six months ended June 30, 2020, respectively, representing an effective income tax rate of 6.2% and 3.4%, respectively. During the second quarter of 2020, the Company’s Australia subsidiary sold beneficial rights to discovery intellectual property to its U.S. entity, and the U.S. entity reimbursed the Australia subsidiary for certain direct development costs. Upon completion of the sale, the Company analyzed tax planning strategies and future income and concluded that a valuation allowance is necessary for its Australia subsidiary. Income tax expense for the three and six months ended June 30, 2020 reflects this sale of intellectual property rights, cost reimbursements and related adjustments to the deferred tax asset, establishing a valuation allowance and certain uncertain tax position liabilities. The Company’s effective income tax rate differed from the Company’s federal statutory rate of 21%, primarily because its U.S. loss cannot be benefited due to the full valuation allowance position and reduced by foreign taxes.

Note 15. Net Loss per Share

As the Company had net losses for the three and six months ended June 30, 2021 and 2020, all potential dilutive common shares were determined to be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(30,842)	$(19,421)	$(54,840)	$(39,501)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	44,864,637	32,799,691	44,546,172	30,251,805
Net loss per share, basic and diluted	$(0.69)	$(0.59)	$(1.23)	$(1.31)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share computations for the periods presented because their inclusion would be anti-dilutive:

	Six Months Ended
	June 30,
	2021	2020
Options to purchase common stock	5,961,336	4,537,986
Common stock warrants	2,750,000	2,750,000
Restricted stock units	423,504	262,608
Performance stock units	110,500	—
ESPP shares	15,617	38,218
Total	9,260,957	7,588,812

Note 16. Restructuring

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

Note 17. Subsequent Events

Restated Janssen License and Collaboration Agreement

On July 27, 2021, the Company entered into an amended and restated License and Collaboration Agreement (the “Restated Agreement”) with Janssen. The Restated Agreement amends and restates the License and Collaboration Agreement, dated May 27, 2017, by and between the Company and Janssen (as amended by Amendment No. 1 thereto, effective May 7, 2019, the “Original Agreement”).

The Restated Agreement relates to the development, manufacture and commercialization of oral IL-23 receptor antagonist drug candidates. The candidates currently in development pursuant to the Restated Agreement include PTG-200, PN-232 and PN-235. PTG-200 is an oral, IL-23 receptor antagonist in Phase 2a development for the treatment of CD. PN-235 and PN-232 are second-generation oral IL-23 receptor antagonist candidates currently in

Phase 1 studies. Janssen is primarily responsible for the conduct of the PTG-200 trial and the Company is primarily responsible for the conduct of the PN-232 and PN-235 Phase 1 studies.

Pursuant to the Restated Agreement, the parties have:

(a) amended development milestones to reflect Janssen’s expected development of collaboration compounds for multiple indications in the IL-23 pathway;

(b) limited the Company’s further development and related expense obligations under the Restated Agreement to the ongoing PTG-200 Phase 2a study, and the ongoing Phase 1 studies in PN-232 and PN-235 described in the preceding paragraph; Janssen is responsible for all other future development and related expenses under the Restated Agreement; and

(c) concluded the parties’ two-year research collaboration, while enabling Janssen to continue conducting additional research through July 2024 on compounds developed pursuant to the Original Agreement.

The Company’s continuing development expense obligations under the Restated Agreement are as follows: (a) the Company will continue to fund 20% of the costs related to the ongoing Phase 2a study evaluating PTG-200 for the treatment of CD (subject to a $20.0 million cap on costs related to Phase 2a and 2b costs for PTG 200); (b) the Company is responsible for 50% of agreed-upon costs related to the ongoing Phase 1 study evaluating PN-235 incurred under the Original Agreement through January 4, 2021; (c) the Company is responsible for 100% of agreed-upon costs related to the ongoing Phase 1 study evaluating PN-232.

Certain of the Company’s previous development expense obligations under the Original Agreement have been limited or eliminated as follows: (a) the Company’s previous $25.0 million obligation for 20% of costs related to Phase 2 studies for Second Generation Products has been eliminated; (b) the Company’s previous $5.0 million obligation for 50% of the costs of a potential third Phase 1 study evaluating a Second Generation Product has been eliminated; and (c) the Company has no obligation to fund any portion of any Phase 2b or other study evaluating PTG-200 beyond the ongoing Phase 2a study.

One milestone for Second Generation Phase 2 development was reduced from $50.0 million to $25.0 million in the Restated Agreement; otherwise, the various milestone payment amounts in the Restated Agreement remain substantially the same as in the Original Agreement. To reflect parallel development of multiple indications in the IL-23 pathway, milestone payments under the Restated Agreement generally now correspond to the achievement of specified milestones in: (a) any initial indication (rather than CD, as in the Original Agreement); (b) any second indication (rather than UC, as in the Original Agreement); and (c) any third indication. With respect to Second Generation Products, milestone payments for second and third indications may be triggered by any Second Generation Product (i.e., not necessarily the Second Generation Product that triggered the initial payment for any indication, or the payment for a second indication). In addition, the opt-in payments contemplated by the Original Agreement related to the scope of Janssen’s license rights have been converted into development milestones in the Restated Agreement.

The mid-single digit to ten percent tiered royalty rates payable pursuant to the Original Agreement remain the same in the Restated Agreement. The sales milestone payments in the Original Agreement also remain the same in the Restated Agreement.

Following completion of the ongoing Phase 2a study for PTG-200 and the ongoing Phase 1 studies for PN-232 and PN-235, the Company has no further collaborative development obligations under the Restated Agreement. Any further research and development will be conducted by Janssen.

Janssen retains exclusive, worldwide rights to develop and commercialize PTG-200 and any second-generation compounds derived from the research collaboration conducted under the Original Agreement, or Janssen’s further research under the Restated Agreement.

Lease Amendment

On July 2, 2021, the Company entered into an amendment (the “Second Lease Amendment”) to its facility lease agreement dated as of March 6, 2017, as amended, to lease approximately 15,000 square feet of additional office space in Newark, California. The Company expects to commence operations in the additional space in the third quarter of 2021. Under the Second Lease Amendment, the Company expects to pay additional base rent of approximately $1.5 million over the lease term, which expires in May 2024. The Company will be responsible for its proportional share of operating expenses and tax obligations. No additional security deposit is required.

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

Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors. In particular, statements, whether expressed or implied, concerning, among other things, the potential for our programs, the timing of our clinical trials, the potential for eventual regulatory approval and commercialization of our product candidates and our potential receipt of milestone payments and royalties under our collaboration agreements, the timing and amount of potential payments that we may be required to make to collaboration partners; future operating results or the ability to generate sales, income or cash flow, and the impact of the ongoing COVID-19 pandemic are forward-looking statements. They involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those discussed in Part II, Item 1A, of this Quarterly Report. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. “Protagonist,” the Protagonist logo and other trademarks, service marks and trade names of Protagonist are registered and unregistered marks of Protagonist Therapeutics, Inc. in the United States and other jurisdictions.

Overview

We are a biopharmaceutical company with multiple peptide-based investigational new chemical entities in different stages of development, all derived from the Company's proprietary discovery technology platform. Our clinical programs fall into two broad categories of diseases; (i) hematology and blood disorders, and (ii) inflammatory and immunomodulatory diseases.

Our Product Pipeline

Our most advanced clinical asset, rusfertide (generic name for PTG-300) is an injectable hepcidin mimetic in development for the potential treatment of erythrocytosis, iron overload and other blood disorders. Hepcidin is a key hormone in regulating iron equilibrium and is critical to the proper development of red blood cells. Rusfertide mimics the effect of the natural hormone hepcidin, but with greater potency, solubility and stability. We initiated Phase 2 proof of concept (“POC”) studies in the blood disorders polycythemia vera (“PV”) in the third quarter of 2019 and hereditary hemochromatosis (“HH”) in January 2020. In December 2020, we presented four posters and one oral presentation relating to rusfertide at the American Society for Hematology’s virtual annual meeting, including updated interim Phase 2 results for rusfertide in PV. In June 2021, we presented updated Phase 2 data supporting the long-term efficacy of rusfertide in PV during an oral presentation at the European Hematology Association (“EHA”) 2021 Virtual Congress. We believe these interim results provide evidence regarding the potential of rusfertide for managing hematocrit, reducing thrombotic risk and improving iron deficiency symptoms. Rusfertide has a unique mechanism of action in the potential treatment of PV, which may enable it to decrease and maintain hematocrit levels within the range of recommended clinical guidelines without causing the iron deficiency that may occur with frequent phlebotomy.

We completed patient enrollment in the ongoing pivotal Phase 2 clinical trial of rusfertide in PV in April 2021. Based on end of Phase 2 feedback provided by the FDA’s Division of Nonmalignant Hematology and written comments from the European Medicines Agency (“EMA”) received during the first quarter of 2021, we expect to initiate a global Phase 3 clinical trial of rusfertide in PV in early 2022. During the first quarter of 2021, we initiated another Phase 2 study for rusfertide in up to 20 patients diagnosed with PV and with routinely elevated hematocrit levels (>48%). In addition, we completed enrollment for our Phase 2 POC study in HH, our second indication, in April 2021 and expect to disclose preliminary data from this study in the fourth quarter of 2021.

To date we have received the following designations for rusfertide in PV:

●	The U.S. Food and Drug Administration (“FDA”) granted orphan drug designation for rusfertide for the treatment of PV in June 2020;
●	The European Medicines Agency granted orphan drug designation for rusfertide for the treatment of PV in October 2020;
●	The FDA granted Fast Track designation for rusfertide for the treatment of PV in December 2020; and
●	The FDA granted Breakthrough Therapy Designation for rusfertide for the treatment of PV in June 2021.

Our alpha-4-beta-7 (“α4β7”) antagonist PN-943 and our Interleukin-23 receptor (“IL-23R”) antagonist compounds, including PTG-200, PN-235 and PN-232, are orally delivered investigational drugs that are designed to block biological pathways currently targeted by marketed injectable antibody drugs. Our orally stable peptide approach may offer targeted delivery to the GI tissue compartment. We believe that, compared to antibody drugs, these product candidates have the potential to provide improved safety due to minimal exposure in the blood, increased convenience and compliance due to oral delivery, and the opportunity for the earlier introduction of targeted oral therapy.

PN-943 is an investigational, orally delivered, gut-restricted α4β7 specific integrin antagonist for IBD. We submitted a U.S. Investigational New Drug application with the FDA for PN-943 in December 2019, which took effect in January 2020. During the second quarter of 2020 we initiated a 150-patient Phase 2 study evaluating the safety, tolerability and efficacy of PN-943 in patients with moderate to severe UC. This ongoing study is expected to be completed in the second quarter of 2022, subject to delays related to the COVID-19 pandemic.

In May 2017, we entered into a worldwide license and collaboration agreement with Janssen Biotech, Inc. (“Janssen”), a Johnson & Johnson company, to co-develop and co-detail our IL-23R antagonist compounds, including PTG-200 and certain related compounds for all indications, including IBD. PTG-200 (also referenced as JNJ-67864238) is an investigational, orally delivered, IL-23R antagonist for the treatment of IBD. The agreement with Janssen was amended in May 2019 to expand the collaboration by supporting efforts towards second-generation IL- 23R antagonists. In January 2020, as part of the expanded research collaboration, we announced the identification and nomination of an orally delivered IL-23R antagonist peptide as a second-generation development candidate, triggering a $5.0 million milestone payment to us. Janssen initiated a global Phase 2 POC clinical study for PTG-200 in moderate-to-severe CD in the fourth quarter of 2019, and the study is currently in progress. In October 2020, we announced the selection of two second-generation IL-R antagonists for advancement into clinical development, PN-235 (also referenced as JNJ-77242113) and PN-232 (also referenced as JNJ-75105186). A Phase 1 study was initiated for PN-235 in December 2020 and is expected to be completed in the fourth quarter of 2021. A Phase 1 study was initiated for PN-232 in May 2021 and is expected to be completed in the second quarter of 2022. The current development plan contemplates parallel development of multiple collaboration compounds against multiple indications in the IL-23 pathway.

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

COVID-19 Business Impact

We are subject to risks and uncertainties as a result of the ongoing COVID-19 pandemic. We are continuing to closely monitor the impact of the COVID-19 pandemic on our business and have taken and continue to take proactive efforts to protect the health and safety of our patients, study investigators, clinical research staff and employees, and to maintain business continuity. The extent of the impact of the COVID-19 pandemic on our activities is uncertain and difficult to predict, as the pandemic and the response to the pandemic continue to evolve. Capital markets and economies worldwide have been significantly impacted by the COVID-19 pandemic, and the pandemic has contributed to a global economic recession. Such economic disruption could have a material adverse effect on our business. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.

The severity of the impact of the COVID-19 pandemic on our activities will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, including the severity of any additional periods of increases or spikes in the number of cases in the areas we, our suppliers and our manufacturers operate and areas where our clinical trial sites are located; the development and spread of COVID-19 variants; the timing, extent, effectiveness and durability of vaccine programs or other treatments; and new or continuing travel and other restrictions and public health measures, such as social distancing, business closures or disruptions. Accordingly, the extent and severity of the impact on our existing and planned clinical trials, manufacturing, collaboration activities and operations is uncertain and cannot be fully predicted. We have experienced delays in our existing and planned clinical trials due to the worldwide impacts of the pandemic. Our future results of operations and liquidity could be adversely impacted by further delays in existing and planned clinical trials and collaboration activities, continued difficulty in recruiting patients for these clinical trials, delays in manufacturing and collaboration activities, supply chain disruptions, the ongoing impact on operating activities and employees, and the ongoing impact of any initiatives or programs that we may undertake to address financial and operational challenges. As of the date of issuance of this Quarterly Report on Form 10-Q, the extent to which the COVID-19 pandemic may materially impact our future financial condition, liquidity or results of operations is uncertain.

Operations

We have incurred net losses in each year since inception and we do not anticipate achieving sustained profitability in the foreseeable future. Our net loss was $30.8 million and $54.8 million for the three and six months ended June 30, 2021, respectively. Our net loss was $19.4 million and $39.5 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $338.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research, development, commercialization and other expenses related to our ongoing operations and product development, including clinical development activities under our worldwide license and collaboration agreement with Janssen, and, as a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approval for, our product candidates.

Janssen License and Collaboration Agreement

On May 26, 2017, we and Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson, entered into an exclusive license and collaboration agreement for the clinical development, manufacture and potential commercialization of PTG-200 worldwide for the treatment of CD and UC (the “Janssen License and Collaboration Agreement”), which was subsequently amended effective May 7, 2019 (the “First Amendment”). The First Amendment expanded the scope of the Janssen License and Collaboration Agreement by supporting efforts toward identifying and developing second-generation compounds. Janssen is a related party to us as Johnson & Johnson Innovation - JJDC, Inc., a significant stockholder of ours, and Janssen are both subsidiaries of Johnson & Johnson. During the third quarter of 2017, we received a non-refundable, upfront cash payment of $50.0 million from Janssen. During the second quarter of 2019, we received a non-refundable cash payment of $25.0 million upon execution of the First Amendment. During the first quarter of 2020, we received a cash payment of $5.0 million upon the successful nomination of a second-generation development candidate. See Note 3 and Note 17 to the condensed consolidated financial statements included elsewhere in this report for additional information.

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

In February 2021, we granted performance share units (“PSUs) to certain of our executives. Stock-based compensation expense associated with PSUs is based on the fair value of our common stock on the grant date, which equals the closing price of our common stock on the grant date. We recognize compensation expense over the vesting period of the awards that are ultimately expected to vest when the achievement of the related performance obligation becomes probable. The total fair value of the PSUs granted in February 2021 was $2.6 million.

There have been no other material changes in our critical accounting policies during the three and six months ended June 30, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 10, 2021.

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

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Clinical and development expense — rusfertide (PTG-300)	$12,168	$7,753	$22,247	$14,559
Clinical and development expense — PN-943	7,751	7,002	15,475	14,020
Clinical and development expense — PN-235	1,433	—	3,232	—
Clinical and development expense — PN-232	39	—	39	—
Clinical and development expense — PTG-200	1	40	2	925
Clinical and development expense — PTG-100	141	12	250	193
Preclinical and drug discovery research expense	5,884	5,633	11,245	9,916
Grants and tax incentives expense reimbursement, net	(985)	(183)	(1,813)	(588)
Total research and development expenses	$26,432	$20,257	$50,677	$39,025

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

Other Expense (Income), Net

Other (expense) income, net consists primarily of amounts related to foreign exchange gains and losses and related items.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended
	June 30,		Dollar	%
	2021	2020	Change	Change

	(Dollars in thousands)
License and collaboration revenue - related party	$2,265	$6,217	$(3,952)	(64)
Operating expenses:
Research and development (1)	26,432	20,257	6,175	30
General and administrative (2)	6,715	4,177	2,538	61
Total operating expenses	33,147	24,434	8,713	36
Loss from operations	(30,882)	(18,217)	(12,665)	70
Interest income	97	207	(110)	(53)
Interest expense	—	(209)	209	(100)
Loss on early repayment of debt	—	(585)	585	(100)
Other (expense) income, net	(57)	512	(569)	(111)
Loss before income tax expense	(30,842)	(18,292)	(12,550)	69
Income tax expense	—	(1,129)	1,129	(100)
Net loss	$(30,842)	$(19,421)	$(11,421)	59
(1)	Includes $2.2 million and $1.0 million of non-cash stock-based compensation expense for the three months ended June 30, 2021 and 2020, respectively.
(2)	Includes $1.8 million and $1.0 million of non-cash stock-based compensation expense for the three months ended June 30, 2021 and 2020, respectively.

License and Collaboration Revenue

License and collaboration revenue decreased $4.0 million, or 64%, from $6.2 million for the three months ended June 30, 2020 to $2.3 million for the three months ended June 30, 2021, which was primarily related to a decrease in services provided under the Janssen License and Collaboration Agreement recognized based on proportional performance. The level of services has decreased as the Company nears completion of its performance obligations delivered pursuant to the collaboration, including the anticipated completion of its ongoing PN-235 Phase 1 trial in the fourth quarter of 2021 and its ongoing PN-232 Phase 1 trial in the first half of 2022.

We have determined that the transaction price of the initial performance obligation under the Janssen License and Collaboration Agreement was $95.8 million as of June 30, 2021, a decrease of $0.5 million from the transaction price of $96.3 million as of March 31, 2021. In order to determine the transaction price, we evaluated all payments expected to be received during the duration of the contract, net of development costs reimbursement expected to be payable to Janssen. We determined that the transaction price includes the $50.0 million upfront payment, the $25.0 million payment received upon the effectiveness of the First Amendment, the $5.0 million payment triggered by the successful nomination of a second-generation compound, $17.9 million of reimbursement from Janssen for services performed for PTG-200 Phase 2 and for second-generation compound research costs and other services, and estimated variable consideration consisting of a $7.5 million milestone payment subject to the completion of a Phase 1 study for a second-generation compound, offset by $9.6 million of net cost reimbursement to Janssen for services performed. The decrease in transaction price from March 31, 2021 to June 30, 2021 was due primarily to a decrease in the forecast of cost reimbursements to Janssen for services performed. We re-evaluate the transaction price each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Research and Development Expenses

	Three Months Ended
	June 30,		Dollar	%
	2021	2020	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide (PTG-300)	$12,168	$7,753	$4,415	57
Clinical and development expense — PN-943	7,751	7,002	749	11
Clinical and development expense — PN-235	1,433	—	1,433	*
Clinical and development expense — PN-232	39	—	39	*
Clinical and development expense — PTG-200	1	40	(39)	(98)
Clinical and development expense — PTG-100	141	12	129	*
Preclinical and drug discovery research expense	5,884	5,633	251	4
Grants and tax incentives expense reimbursement, net	(985)	(183)	(802)	438
Total research and development expenses	$26,432	$20,257	$6,175	30

*Percentage not meaningful

Research and development expenses increased $6.2 million, or 30%, from $20.3 million for the three months ended June 30, 2020 to $26.4 million for the three months ended June 30, 2021. The increase was primarily due to an increase of $4.4 million in rusfertide clinical trial and development costs, including the ongoing Phase 2 trials in PV, which began in December 2019, and HH, which began in early 2020, and clinical and contract manufacturing activities in preparation for a planned global Phase 3 clinical trial of rusfertide in PV; $1.4 million of Phase 1 clinical trial and development costs for PN-235; an increase of $0.7 million in PN-943 clinical trial and development costs following the initiation of the Phase 2 trial in UC in 2020, and an increase of $0.3 million in preclinical and drug discovery research expenses. These increases were partially offset by a decrease of $0.8 million increase in grant and accrued refundable cash tax incentives.

We had 81 and 52 full-time equivalent research and development employees as of June 30, 2021 and 2020, respectively.

General and Administrative Expenses

General and administrative expenses increased $2.5 million, or 61%, from $4.2 million for the three months ended June 30, 2020 to $6.7 million for the three months ended June 30, 2021 primarily due to an increase of $1.5 million in personnel expenses, a $0.4 million increase in market research expenses, and a $0.3 million increase in consulting fees to support the growth of our business, and a $0.2 million increase in legal fees. The increase in personnel expenses was primarily due to increases of $0.8 million in stock-based compensation expense and $0.6 million in wages and benefits.

We had 20 and 17 full-time equivalent general and administrative employees as of June 30, 2021 and 2020, respectively.

Interest Income

Interest income decreased $0.1 million, or 53%, from $0.2 million for the three months ended June 30, 2020 to $0.1 million for the three months ended June 30, 2021. This decrease was due primarily to the recent record low interest rate environment and a change in the mix of marketable securities compared to the prior year period, despite higher interest-earning asset balances.

Interest Expense

Interest expense decreased $0.2 million, or 100%, from $0.2 million for the three months ended June 30, 2020 to zero for the three months ended June 30, 2021. The decrease in interest expense was due to the prepayment of our outstanding long-term debt under our term credit facility during the second quarter of 2020. We had no debt outstanding under our term loan facility during the three months ended June 30, 2021.

Loss on Early Repayment of Debt

Loss on early repayment of debt of $0.6 million for the three months ended June 30, 2020 reflects prepayment and final payment fees in connection with the early repayment of our term loan in June 2020. We had no debt outstanding during the three months ended June 30, 2021.

Other (Expense) Income, Net

Other expense, net was $0.1 million for the three months ended June 30, 2021 compared to other income, net of $0.5 million for the three months ended June 30, 2020. The change was due primarily to a $0.5 million foreign currency revaluation gain recorded for the three months ended June 30, 2020.

Income Tax Expense

Income tax expense decreased $1.1 million, or 100%, from $1.1 million for the three months ended June 30, 2020 to zero for the three months ended June 30, 2021. Our effective income tax rate was 0% for the three months ended June 30, 2021 as compared to 6.2% for the three months ended June 30, 2020. During the second quarter of 2020, our Australia subsidiary sold beneficial rights to discovery intellectual property to our U.S. entity, and the U.S. entity reimbursed the Australia subsidiary for certain direct development costs. Upon completion of the sale, we analyzed tax planning strategies and future income and concluded that a valuation allowance is necessary for our Australia subsidiary. Income tax expense for the three months ended June 30, 2020 reflects this sale of intellectual property rights, cost reimbursements and related adjustments to the deferred tax asset, establishing a valuation allowance and certain uncertain tax position liabilities. We maintained a full valuation allowance on our tax position as of June 30, 2021.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended
	June 30,		Dollar	%
	2021	2020	Change	Change

	(Dollars in thousands)
License and collaboration revenue - related party	$8,454	$9,864	$(1,410)	(14)
Operating expenses:
Research and development (1)	50,677	39,025	11,652	30
General and administrative (2)	12,680	8,753	3,927	45
Total operating expenses	63,357	47,778	15,579	33
Loss from operations	(54,903)	(37,914)	(16,989)	45
Interest income	199	733	(534)	(73)
Interest expense	—	(452)	452	(100)
Loss on early repayment of debt	—	(585)	585	(100)
Other (expense) income, net	(136)	22	(158)	(718)
Loss before income tax expense	(54,840)	(38,196)	(16,644)	44
Income tax expense	—	(1,305)	1,305	(100)
Net loss	$(54,840)	$(39,501)	$(15,339)	39

(1)	Includes $3.6 million and $2.1 million of non-cash stock-based compensation expense for the six months ended June 30, 2021 and 2020, respectively.
(2)	Includes $3.0 million and $2.0 million of non-cash stock-based compensation expense for the six months ended June 30, 2021 and 2020, respectively.

License and Collaboration Revenue

License and collaboration revenue decreased $1.4 million, or 14%, from $9.9 million for the six months ended June 30, 2020 to $8.5 million for the six months ended June 30, 2021, which was primarily related to a decrease in services provided under the Janssen License and Collaboration Agreement recognized based on proportional performance. The level of services has decreased as the Company nears completion of its performance obligations delivered pursuant to the collaboration, including the anticipated completion of its ongoing PN-235 Phase 1 trial in the fourth quarter of 2021 and its ongoing PN-232 Phase 1 trial in the first half of 2022.

We have determined that the transaction price of the initial performance obligation under the Janssen License and Collaboration Agreement was $95.8 million as of June 30, 2021, a decrease of $2.8 million from the transaction price of $98.6 million as of December 31, 2020. In order to determine the transaction price, we evaluated all payments expected to be received during the duration of the contract, net of development costs reimbursement expected to be payable to Janssen. We determined that the transaction price includes the $50.0 million upfront payment, the $25.0 million payment received upon the effectiveness of the First Amendment, the $5.0 million payment triggered by the successful nomination of a second-generation compound, $17.9 million of reimbursement from Janssen for services performed for PTG-200 Phase 2 and for second-generation compound research costs and other services, and estimated variable consideration consisting of a $7.5 million milestone payment subject to the completion of a Phase 1 study for a second-generation compound, offset by $9.6 million of net cost reimbursement to Janssen for services performed. The decrease in transaction price from December 31, 2020 to June 30, 2021 was due primarily to a decrease in the forecast of remaining services to be provided under the initial performance obligation and an increase in the forecast for cost reimbursements to Janssen for services performed. We re-evaluate the transaction price each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Research and Development Expenses

	Six Months Ended
	June 30,		Dollar	%
	2021	2020	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide (PTG-300)	$22,247	$14,559	$7,688	53
Clinical and development expense — PN-943	15,475	14,020	1,455	10
Clinical and development expense — PN-235	3,232	—	3,232	*
Clinical and development expense — PN-232	39	—	39	*
Clinical and development expense — PTG-200	2	925	(923)	(100)
Clinical and development expense — PTG-100	250	193	57	30
Preclinical and discovery research expense	11,245	9,916	1,329	13
Grants and tax incentives expense reimbursement, net	(1,813)	(588)	(1,225)	208
Total research and development expenses	$50,677	$39,025	$11,652	30

*Percentage not meaningful

Research and development expenses increased $11.7 million, or 30%, from $39.0 million for the six months ended June 30, 2020 to $50.7 million for the six months ended June 30, 2021. The increase was primarily due to an increase of $7.7 million in rusfertide clinical trial and development costs, including the ongoing Phase 2 trials in PV, which began in December 2019, and HH, which began in early 2020, and clinical and contract manufacturing activities incurred in 2021 in preparation for a planned global Phase 3 clinical trial of rusfertide in PV; $3.2 million of Phase 1 clinical trial and development costs for PN-235 beginning in December 2020; an increase of $1.5 million in PN-943 clinical trial and development costs following the initiation of the Phase 2 trial in UC during the second quarter of 2020; and an increase of $1.3 million in preclinical and drug discovery research expenses, including pre-clinical costs related to our research collaboration efforts with Janssen which were completed during the second quarter of 2021. These increases were partially offset by a $1.2 million increase in grant and accrued refundable cash tax incentives and a decrease of $0.9 million in PTG-200 clinical trial and development expenses under the Janssen License and Collaboration Agreement due to our delivery of substantially all agreed-upon services for the PTG-200 Phase 2 clinical trial.

We had 81 and 52 full-time equivalent research and development employees as of June 30, 2021 and 2020, respectively.

General and Administrative Expenses

General and administrative expenses increased $3.9 million, or 45%, from $8.8 million for the six months ended June 30, 2020 to $12.7 million for the six months ended June 30, 2021 primarily due to an increase of $2.0 million in personnel expenses, $0.6 million in market research expenses, $0.4 million in consulting expenses, and $0.3 million in recruiting expenses to support the growth of our operations, and a $0.6 million increase in legal fees due primarily to an arbitration matter with a former research and collaboration partner. The increase in personnel expenses was primarily due to increases of $1.0 million in stock-based compensation expense and $0.9 million in wages and salaries.

We had 20 and 17 full-time equivalent general and administrative employees as of June 30, 2021 and 2020, respectively.

Interest Income

Interest income decreased $0.5 million, or 73%, from $0.7 million for the six months ended June 30, 2020 to $0.2 million for the six months ended June 30, 2021. This decrease was due primarily to the recent record low interest rate environment and a change in the mix of marketable securities compared to the prior year period, despite higher interest-earning asset balances.

Interest Expense

Interest expense decreased $0.5 million, or 100%, from $0.5 million for the six months ended June 30, 2020 to zero for the six months ended June 30, 2021. The decrease in interest expense was due to the prepayment of our outstanding long-term debt under our term credit facility during the second quarter of 2020. We had no debt outstanding under our term loan facility during the six months ended June 30, 2021.

Loss on Early Repayment of Debt

Loss on early repayment of debt of $0.6 million for the six months ended June 30, 2020 reflects prepayment and final payment fees paid in connection with the early repayment of our term loan in June 2020. We had no debt outstanding during the six months ended June 30, 2021.

Other (Expense) Income, Net

Other expense, net was $0.1 million for the six months ended June 30, 2021 compared to zero for the six months ended June 30, 2020. The change was due primarily to an increase in foreign exchange losses.

Income Tax Expense

Income tax expense decreased $1.3 million, or 100%, from $1.3 million for the six months ended June 30, 2020 to zero for the six months ended June 30, 2021. Our effective income tax rate was 0% for the six months ended June 30, 2021 as compared to 3.4% for the six months ended June 30, 2020. During the second quarter of 2020, our

Australia subsidiary sold beneficial rights to discovery intellectual property to our U.S. entity, and the U.S. entity reimbursed the Australia subsidiary for certain direct development costs. Upon completion of the sale, we analyzed tax planning strategies and future income and concluded that a valuation allowance is necessary for our Australia subsidiary. Income tax expense for the six months ended June 30, 2020 reflects this sale of intellectual property rights, cost reimbursements and related adjustments to the deferred tax asset, establishing a valuation allowance and certain uncertain tax position liabilities. We maintained a full valuation allowance on our tax position as of June 30, 2021.

Liquidity and Capital Resources

Sources of Liquidity

Historically, we have funded our operations primarily from net proceeds from the sale of shares of our common stock and payments under collaboration agreements.

In December 2020, we filed an automatic registration statement on Form S-3ASR and an accompanying prospectus (Registration Statement No. 333-251254), pursuant to which we completed an underwritten public offering of 4,761,904 shares of common stock at a public offering price of $21.00 per share and issued an additional 714,285 shares of our common stock at a price of $21.00 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs paid by us, were $107.6 million. In June 2021, pursuant to Registration Statement No. 333-251254, we completed an underwritten public offering of 3,046,358 shares of common stock at a public offering price of $37.75 per share and issued an additional 456,953 shares of common stock at a public offering price of $37.75 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commission and offering costs paid by us, were $123.8 million. This Form S-3ASR expires in December 2023.

In October 2019, we filed a registration statement on Form S-3 (File no. 333-234414) that was declared effective as of November 22, 2019 and permits the offering, issuance, and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities and warrants (the “2019 Form S-3”). Up to a maximum of $75.0 million of the maximum aggregate offering price of $250.0 million may be issued and sold pursuant to an ATM financing facility under a sales agreement we entered into on November 27, 2019 (the “2019 Sales Agreement”). In May 2020, we completed an underwritten public offering of 7,000,000 shares of common stock at a public offering price of $14.00 per share, and we issued an additional 1,050,000 shares of our common stock at a price of $14.00 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs paid by us, were $105.3 million. During the year ended December 31, 2020, we issued 2,483,719 shares under our ATM facility for net proceeds of $41.9 million. No shares were issued under the ATM facility during the three and six months ended June 30, 2021. As of June 30, 2021, a total of $94.2 million of common stock remained available for sale under the 2019 Form S-3, $31.9 million of which remained available for sale under the ATM financing facility. This Form S-3 expires in October 2022.

We have received $80.0 million in non-refundable payments from Janssen since the inception of the Janssen License and Collaboration Agreement in 2017 through June 30, 2021, as follows:

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

Pursuant to the amended and restated License and Collaboration Agreement with Janssen executed July 27, 2021 (the “Restated Agreement”), we will be eligible to receive clinical development, regulatory and sales milestones, if and as achieved. Upcoming potential development milestones for second-generation products include:

●	$7.5 million for completion of the first Phase 1 clinical trial of a second-generation product;
●	$25.0 million for dosing of the third patient in the first Phase 2 clinical trial for any second-generation product for any indication; and
●	$10.0 million for dosing of the third patient in the first Phase 2 clinical trial for any second-generation product for a second indication (i.e. an indication different than the indication which triggered the $25.0 million milestone described directly above).

The next potential development milestone for initial product PTG-200 is $50.0 million for dosing of the third patient in a Phase 2b clinical trial for CD.

In October 2019, we entered into a credit and security agreement pursuant to which the lenders party thereto agreed to make term loans available to us for working capital and general business purposes, in a principal amount of up to $50.0 million, at our option, until September 30, 2021. $20.0 million remains available under this term loan facility through September 30, 2021 subject to the satisfaction of certain conditions, including the achievement of certain clinical development milestones. We had no outstanding debt balance as of June 30, 2021. Additional information about this credit facility is presented in Note 9 to the condensed consolidated financial statements included elsewhere in this report.

Capital Requirements

As of June 30, 2021, we had $380.4 million of cash, cash equivalents and marketable securities and an accumulated deficit of $338.6 million. Our capital expenditures for six months ended June 30, 2021 were $0.6 million. Our capital expenditures for the years ended December 31, 2020 and 2019 were $0.5 million and $1.0 million, respectively. Our primary uses of cash are to fund operating expenses, primarily our research and development expenditures, general and administrative costs and pre-commercialization costs. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses. We believe, based on our current operating plan and expected expenditures, that our existing cash, cash equivalents and marketable securities and access to our term loan facility will be sufficient to meet our anticipated operating and capital expenditure requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect if our planned pre-clinical and clinical trials are successful, our product candidates enter new and more advanced stages of clinical development or our newer product clinical trials or advance beyond the discovery stage. We expect to require additional financing to advance our product candidates through clinical development and toward potential regulatory approval and to develop, acquire or in-license other potential product candidates. Such additional funding may come from raising additional capital, seeking access to additional debt, and additional collaborative or other arrangements with corporate sources, but such funding may not be available at terms acceptable to us, if at all. We anticipate that we will need to raise substantial additional funding, the requirements of which will depend on many factors, including:

●	the progress, timing, scope, results and costs of advancing our clinical trials and pre-clinical studies for our product candidates, including the ability to enroll patients in a timely manner for our clinical trials;
●	the costs of and ability to obtain clinical and commercial supplies and any other product candidates we may identify and develop;
●	our ability to successfully commercialize the product candidates we may identify and develop;

●	the selling and marketing costs associated with our current product candidates and any other product candidates we may identify and develop, including the cost and timing of expanding our sales and marketing capabilities;
●	the achievement of development, regulatory and sales milestones resulting in payments to us from Janssen under the Janssen License and Collaboration Agreement or other such arrangements that we may enter into, and the timing of receipt of such payments, if any;
●	the timing, receipt and amount of royalties under the Janssen License and Collaboration Agreement on worldwide net sales of PTG-200, including any second-generation compounds, upon regulatory approval or clearance, if any;
●	the amount and timing of sales and other revenues from our current product candidates and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;
●	the cash requirements of any future acquisitions or discovery of product candidates;
●	the time and cost necessary to respond to technological and market developments;
●	the extent to which we may acquire or in-license other product candidates and technologies;
●	costs necessary to attract, hire and retain qualified personnel;
●	the costs of maintaining, expanding and protecting our intellectual property portfolio; and
●	the costs of ongoing general and administrative activities to support the growth or our business.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Cash used in operating activities	$(52,456)	$(37,330)
Cash provided by investing activities	980	37,559
Cash provided by financing activities	126,369	112,976

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2021 was $52.5 million, consisting of our net loss of $54.8 million and a net change of $6.3 million in net operating assets and liabilities, partially offset by $8.7 million in non-cash charges. Non-cash charges were primarily comprised of $6.6 million of stock-based compensation, $0.9 million of operating lease right-of-use asset amortization, $0.8 million of net amortization of discount on marketable securities, and $0.4 million of depreciation and amortization. The change in net operating assets and liabilities was primarily due to a decrease of $12.5 million in deferred revenue related to the Janssen License and Collaboration Agreement, an increase of $4.7 million in receivable from collaboration partner, an increase of $1.7 million in research and development tax incentive receivable, an increase in prepaid expenses and other assets of $1.4 million, and a decrease of $1.0 million in operating lease liability, partially offset by an increase of $8.7 million in payable to collaboration partner, an increase of $4.9 million in accounts payable and an increase of $1.4 million in accrued expenses and other payables.

Cash used in operating activities for the six months ended June 30, 2020 was $37.3 million, consisting of our net loss of $39.5 million and a net change of $5.0 million in net operating assets, partially offset by $7.1 million in non-cash charges. Non-cash charges were primarily comprised of $4.0 million of stock-based compensation, a $1.4 million change in net deferred tax asset, $0.9 million of operating lease right-of-use asset amortization, a $0.6 million loss on early prepayment of long-term debt and $0.4 million of depreciation and amortization., partially offset by $0.2 million of net accretion of discount on marketable securities. The change in net operating assets and liabilities was primarily due to a decrease of $7.5 million in deferred revenue related to the Janssen License and Collaboration Agreement, a $1.0 million decrease in operating lease liability, a $0.3 million increase in Australia research and development incentive receivable, a $0.3 million decrease in payable to collaboration partner and a $0.3 million increase in prepaid expenses and other assets, partially offset by a decrease of $3.8 million in receivable from collaboration partner and an increase of $0.4 million in accrued expenses and other payables.

Cash Flows from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2021 was $1.0 million, consisting of proceeds from maturities of marketable securities of $165.1 million, offset by purchases of marketable securities of $163.5 million and purchases of property and equipment of $0.6 million.

Cash provided by investing activities for the six months ended June 30, 2020 was $37.6 million, consisting of proceeds from maturities of marketable securities of $104.6 million, partially offset by purchases of marketable securities of $66.8 million and purchases of property and equipment of $0.3 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2021 was $126.4 million, consisting of $124.0 million of cash proceeds from our public offering of common stock and $2.6 million from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan, partially offset by $0.2 million of tax withholding payments related to net settlement of restricted stock units.

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

Contractual Obligations and Other Commitments

During the three and six months ended June 30, 2021, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 10, 2021.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our borrowings and investments.

We had $380.4 million and $307.8 million in cash, cash equivalents and marketable securities at June 30, 2021 and December 31, 2020, respectively. Cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Marketable securities consist of corporate bonds, commercial paper and government bonds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. Based on our interest rate sensitivity analysis, an immediate 100 basis point increase in interest rates would increase our interest income by approximately $2.7 million, while an immediate 100 basis point decrease in interest rates would decrease our interest income by approximately $0.5 million.

Approximately $1.7 million and $1.0 million of our cash balance was located in Australia at June 30, 2021 and December 31, 2020, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on our results of operations.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The extent to which the ongoing COVID-19 pandemic will continue to impact our business is uncertain and cannot be predicted. The pandemic’s impact on our business will depend on a variety of factors, including the timing, extent, effectiveness and durability of vaccine programs or other treatments, new or continuing travel and other restrictions and public health measures, such as social distancing, business closures or disruptions, and the development and spread of COVID-19 variants. The effectiveness of actions taken in the United States and other countries to contain, ameliorate the impact of and treat the disease and to address its impact, is not yet known. A number of jurisdictions, including California and other jurisdictions in the United States, have at various times begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. As the COVID-19 pandemic continues, we could experience additional disruptions or increased expenses that may adversely impact our business, including:

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

In addition, since March 2020, Alameda County, California, where our headquarters are located, has been subject to various “shelter-in-place” regulations and guidance related to the pandemic. While the “shelter-in-place” orders have terminated or been phased out along with the reopening of businesses in Alameda County, California, we may continue to be subject to capacity restrictions and health and safety recommendations that encourage continued social distancing and remote work, limiting or ability to return to pre-pandemic levels of activity. Our laboratory facilities currently remain open for research activities that cannot be conducted remotely, with heightened safety measures designed to minimize occupational exposure and reduce transmission of COVID-19 within our workplace. Our non-laboratory employees telecommute at least part-time, which may impact certain of our operations over the near term and long term. In addition, we may in the future resume a more restrictive remote work model due to the pandemic. These disruptions in our operations could negatively impact our business, operating results and financial condition.

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

We have incurred significant operating losses every year since inception and expect to continue to incur operating losses for the foreseeable future. As of June 30, 2021, we had an accumulated deficit of $338.7 million. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development. As a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approvals for, our product candidates.

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

As of June 30, 2021, we had cash, cash equivalents and marketable securities of $380.4 million. Based upon our current operating plan and expected expenditures, we believe that our existing cash, cash equivalents, and marketable securities and proceeds from our debt facility will be sufficient to fund our operations for at least the next 12 months. However, we expect that we will need to have access substantial additional funds in the future in order to complete clinical development or commercialize our product candidates to a point where we can operate profitability.

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

Other than our Janssen License and Collaboration Agreement, we have no active collaborations for any of our product candidates. Even if we establish other collaboration arrangements, any such collaboration may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and growth prospects. If we enter into collaborations limited to certain territories, we may not maintain significant rights or control of future development and commercialization of any product candidate subject to the collaboration and potential disputes could develop in the future over the terms of the collaboration and the respective rights of the parties, such as our ongoing dispute with Zealand related to our collaboration that ended in 2014.

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

Risks Related to Regulatory Approval

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy and time consuming, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

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

As of June 30, 2021, we had 101 full-time equivalent employees, including 81 full-time equivalent employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, scientific, sales, marketing, research, development, regulatory, manufacturing, financial and other resources. In addition, as our operations expand, we expect that we will need to manage relationships with strategic collaborators, CROs, contract manufacturers, suppliers, vendors and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. We may not be successful in accomplishing these tasks in growing our company, and our failure to accomplish any of them could adversely affect our business and operations.

Significant disruptions of information technology systems or breaches of data security could adversely affect our business.

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. The size and complexity of our internal computer systems and those of our CROs, contract manufacturers, collaboration partner, and other third parties on which we rely may make them potentially vulnerable to breakdown, telecommunications and electrical failures, malicious intrusion such as ransomware and computer viruses that may result in the impairment of key business processes. Those systems and processes require appropriate training and adherence to security protocols by our personnel and third-party personnel. In addition, our systems are potentially vulnerable to data security breaches, by employees or others, that may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property or could lead to the public exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients, and others. A malicious intrusion, data security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. If we are unable to prevent such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. From January 1, 2020 through June 30, 2021, the reported sale price of our common stock has fluctuated between $5.30 and $45.93 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock, including due to the factors discussed in these “Risk Factors” and elsewhere in this Annual Report.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (Section 404), to furnish a report by management on the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our public float on June 30, 2021 was greater than $700.0 million, and our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting beginning with our Annual Report required to be filed with the SEC for the fiscal year ending December 31, 2021. At that time, if we have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered accounting firm.

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

101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

PROTAGONIST THERAPEUTICS, INC.

Date: August 4, 2021	By:	/s/ Dinesh V. Patel, Ph.D.
`		Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 4, 2021	By:	/s/ Don Kalkofen
Don Kalkofen
Chief Financial Officer
(Principal Financial and Accounting Officer)