Form 10-Q
period 2021-09-30
Protagonist Therapeutics, Inc
filed 2021-11-03
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 29, 2021, there were 47,728,227 shares of the registrant’s Common Stock, par value $0.00001 per share, outstanding.

PROTAGONIST THERAPEUTICS, INC.

FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$120,542	$117,358
Marketable securities	193,759	188,451
Restricted cash - current	—	10
Receivable from collaboration partner and contract asset - related party	2,638	2,426
Research and development tax incentive receivable	1,871	1,084
Prepaid expenses and other current assets	8,877	6,277
Total current assets	327,687	315,606
Marketable securities - noncurrent	38,169	2,000
Property and equipment, net	1,723	1,462
Restricted cash - noncurrent	225	450
Operating lease right-of-use asset	5,371	4,950
Total assets	$373,175	$324,468
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$706	$3,075
Payable to collaboration partner - related party	1,121	2,732
Accrued expenses and other payables	33,061	18,498
Deferred revenue - related party	2,241	14,477
Operating lease liability - current	2,027	1,459
Total current liabilities	39,156	40,241
Operating lease liability - noncurrent	4,238	4,500
Other liabilities	121	121
Total liabilities	43,515	44,862
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 90,000,000 shares authorized; 47,671,654 and 43,745,465 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	702,319	563,389
Accumulated other comprehensive (loss) gain	(204)	28
Accumulated deficit	(372,455)	(283,811)
Total stockholders’ equity	329,660	279,606
Total liabilities and stockholders’ equity	$373,175	$324,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
License and collaboration revenue - related party	$10,286	$13,114	$18,740	$22,978
Operating expenses:
Research and development	36,956	15,995	87,633	55,020
General and administrative	7,256	4,891	19,936	13,644
Total operating expenses	44,212	20,886	107,569	68,664
Loss from operations	(33,926)	(7,772)	(88,829)	(45,686)
Interest income	122	87	321	820
Interest expense	—	(19)	—	(471)
Loss on early repayment of debt	—	—	—	(585)
Other expense, net	—	(59)	(136)	(37)
Loss before income tax expense	(33,804)	(7,763)	(88,644)	(45,959)
Income tax expense	—	—	—	(1,305)
Net loss	$(33,804)	$(7,763)	$(88,644)	$(47,264)
Net loss per share, basic and diluted	$(0.70)	$(0.21)	$(1.94)	$(1.45)
Weighted-average shares used to compute net loss per share, basic and diluted	47,987,184	37,386,881	45,705,782	32,647,524

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(33,804)	$(7,763)	$(88,644)	$(47,264)
Other comprehensive loss:
(Loss) gain on translation of foreign operations	(140)	129	(207)	143
Unrealized loss on marketable securities	(5)	(9)	(25)	(10)
Comprehensive loss	$(33,949)	$(7,643)	$(88,876)	$(47,131)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	(Loss) Gain	Deficit	Equity
Three months ended September 30, 2021	Shares	Amount
Balance at June 30, 2021	47,525,560	$—	$696,157	$(59)	$(338,651)	$357,447
Issuance of common stock pursuant to public offering, net of issuance costs		—	6	—	—	6
Issuance of common stock under equity incentive and employee stock purchase plans	146,094	—	1,381	—	—	1,381
Stock-based compensation expense	—	—	4,775	—	—	4,775
Other comprehensive loss	—	—	—	(145)	—	(145)
Net loss	—	—	—	—	(33,804)	(33,804)
Balance at September 30, 2021	47,671,654	$—	$702,319	$(204)	$(372,455)	$329,660

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	(Loss) Gain	Deficit	Equity
Three months ended September 30, 2020	Shares	Amount
Balance at June 30, 2020	36,802,139	$—	$424,855	$(208)	$(257,162)	$167,485
Issuance of common stock pursuant to public offering, net of issuance costs	—	—	(3)	—	—	(3)
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	333,047	—	6,368	—	—	6,368
Issuance of common stock under equity incentive and employee stock purchase plans	179,687	—	1,495	—	—	1,495
Stock-based compensation expense	—	—	1,888	—	—	1,888
Other comprehensive gain	—	—	—	120	—	120
Net loss	—	—	—	—	(7,763)	(7,763)
Balance at September 30, 2020	37,314,873	$—	$434,603	$(88)	$(264,925)	$169,590

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	(Loss) Gain	Deficit	Equity
Nine months ended September 30, 2021	Shares	Amount
Balance at December 31, 2020	43,745,465	$—	$563,389	$28	$(283,811)	$279,606
Issuance of common stock pursuant to public offering, net of issuance costs	3,503,311	—	123,804	—	—	123,804
Issuance of common stock under equity incentive and employee stock purchase plans	429,938	—	3,944	—	—	3,944
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(7,060)	—	(189)	—	—	(189)
Stock-based compensation expense	—	—	11,371	—	—	11,371
Other comprehensive loss	—	—	—	(232)	—	(232)
Net loss	—	—	—	—	(88,644)	(88,644)
Balance at September 30, 2021	47,671,654	$—	$702,319	$(204)	$(372,455)	$329,660

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	(Loss) Gain	Deficit	Equity
Nine months ended September 30, 2020	Shares	Amount
Balance at December 31, 2019	27,217,649	$—	$297,846	$(221)	$(217,661)	$79,964
Issuance of common stock pursuant to public offering, net of issuance costs	8,050,000	—	105,328	—	—	105,328
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	1,565,840	—	23,011	—	—	23,011
Issuance of common stock under equity incentive and employee stock purchase plans	481,384	—	2,486	—	—	2,486
Stock-based compensation expense	—	—	5,932	—	—	5,932
Other comprehensive gain	—	—	—	133	—	133
Net loss	—	—	—	—	(47,264)	(47,264)
Balance at September 30, 2020	37,314,873	$—	$434,603	$(88)	$(264,925)	$169,590

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(88,644)	$(47,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	11,371	5,932
Operating lease right-of-use asset amortization	1,378	1,331
Depreciation	578	601
Net amortization of premium (accretion of discount) on marketable securities	1,321	(155)
Loss on early repayment of debt	—	585
Amortization of debt issuance costs and accretion of debt discount	—	22
Change in deferred tax asset	—	1,404
Changes in operating assets and liabilities:
Research and development tax incentive receivable	(854)	(517)
Receivable from collaboration partner - related party	(212)	3,966
Prepaid expenses and other assets	(2,632)	(1,566)
Accounts payable	(2,285)	32
Payable to collaboration partner - related party	(1,611)	815
Accrued expenses and other payables	14,393	3,130
Deferred revenue - related party	(12,236)	(20,653)
Operating lease liability	(1,493)	(1,450)
Other liabilities	—	170
Net cash used in operating activities	(80,926)	(53,617)
Cash Flows from Investing Activities
Purchase of marketable securities	(255,902)	(147,600)
Proceeds from maturities of marketable securities	213,080	131,383
Purchases of property and equipment	(905)	(346)
Net cash used in investing activities	(43,727)	(16,563)
Cash Flows from Financing Activities
Proceeds from public offering of common stock, net of issuance costs	123,995	105,478
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	3,944	2,486
Tax withholding payments related to net settlement of restricted stock units	(189)	—
Proceeds from at-the-market offering, net of issuance costs	—	23,219
Issuance costs related to long-term debt	—	(14)
Early repayment of long-term debt	—	(10,524)
Net cash provided by financing activities	127,750	120,645
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(148)	154
Net increase in cash, cash equivalents and restricted cash	2,949	50,619
Cash, cash equivalents and restricted cash, beginning of period	117,818	33,466
Cash, cash equivalents and restricted cash, end of period	$120,767	$84,085
Supplemental Disclosure of Non-Cash Financing and Investing Information:
Purchases of property and equipment in accounts payable and accrued liabilities	$24	$27
Issuance costs related to common stock offering included in accrued liabilities and other payables	$191	$25
Issuance costs related to common stock offering included in prepaid expenses and other assets at the end of the previous year	$—	$125
Issuance costs related to at-the-market offering of common stock included in prepaid expenses and other assets at the end of the previous year	$—	$191
Issuance costs related to at-the-market offering of common stock included in accrued liabilities and other payables	$—	$17

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.Organization and Description of Business

Protagonist Therapeutics, Inc. (the “Company”) is headquartered in Newark, California. The Company is a biopharmaceutical company with multiple peptide-based investigational new chemical entities in different stages of development, all derived from the Company's proprietary technology platform. Protagonist Pty Limited (“Protagonist Australia”) is a wholly-owned subsidiary of the Company and is located in Brisbane, Queensland, Australia. The Company manages its operations as a single operating segment.

Liquidity

As of September 30, 2021, the Company had cash, cash equivalents and marketable securities of $352.5 million. The Company has incurred net losses from operations since inception and has an accumulated deficit of $372.5 million as of September 30, 2021. The Company’s ultimate success depends on the outcome of its research and development and collaboration activities. The Company expects to incur additional losses in the future and anticipates the need to raise additional capital to continue to execute its long-range business plan. Since the Company’s initial public offering in August 2016, it has financed its operations primarily through offerings of common stock and payments received under license and collaboration agreements.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the condensed consolidated balance sheet as of December 31, 2020 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s consolidated financial statements. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, accruals for research and development activities, stock-based compensation, income taxes, marketable securities and leases. Estimates related to revenue recognition include actual costs incurred versus total estimated costs of the Company’s deliverables to determine percentage of completion in addition to the application and estimates of potential revenue constraints in the determination of the transaction price under its license and collaboration agreements. Management bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to forecasted amounts and future events.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and marketable securities. Substantially all of the Company’s cash is held by two financial institutions that management believes are of high credit quality. Such financial instruments regularly exceed federally insured limits. The primary focus of the Company’s investment strategy is to preserve capital and to meet liquidity requirements. The Company’s cash equivalents and marketable securities are managed by external managers within the guidelines of the Company’s investment policy. The Company’s investment policy addresses the level of credit exposure by limiting concentration in any one corporate issuer and establishing a minimum allowable credit rating. To manage its credit risk exposure, the Company maintains its U.S. portfolio of cash equivalents and marketable securities in fixed income securities denominated and payable in U.S. dollars. Permissible investments of fixed income securities include obligations of the U.S. government and its agencies, money market instruments including commercial paper and negotiable certificates of deposit, highly rated corporate debt obligations and money market funds, and highly rated supranational and sovereign government securities.

Cash Equivalents

Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of cash balances held as security in connection with a letter of credit related to the Company’s facility lease entered into in March 2017. The letter of credit balance decreased from $0.5 million at December 31, 2020 to $0.2 million at September 30, 2021 pursuant to the terms of the Company’s May 2017 facility lease.

Cash as Reported in Condensed Consolidated Statements of Cash Flows

Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as presented on the condensed consolidated balance sheets.

Cash as reported in the condensed consolidated statements of cash flows consists of (in thousands):

	September 30,
	2021	2020
Cash and cash equivalents	$120,542	$83,625
Restricted cash - current	—	10
Restricted cash - noncurrent	225	450
Total cash reported on condensed consolidated statements of cash flows	$120,767	$84,085

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

Stock-based Compensation Expense

The Company granted performance share units (“PSUs”) to certain executives of the Company. Stock-based compensation expense associated with PSUs is based on the fair value of the Company’s common stock on the grant date, which equals the closing price of the Company’s common stock on the grant date. The Company recognizes compensation expense over the vesting periods of the awards that are ultimately expected to vest when the achievement of the related performance obligation becomes probable.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions and amends certain requirements in the existing income tax guidance to ease accounting requirements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and must be applied on a retrospective basis. The Company adopted this guidance effective January 1, 2021 and there was no impact on its condensed consolidated financial statements and disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted as of September 30, 2021

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. The new standard replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. This guidance was originally effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted for fiscal years and interim periods within those years beginning after December 15, 2018. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which amended the mandatory effective date of ASU No. 2016-13 for smaller reporting companies. Based on the Company’s status as a smaller reporting company as of November 15, 2019, ASU 2016-13 is effective for the Company for fiscal years and interim periods beginning after December 15, 2022. The Company is currently evaluating the impact of this new guidance on its condensed consolidated financial statements and disclosures.

Note 3. License and Collaboration Agreement

Agreement Terms

On July 27, 2021, the Company entered into an amended and restated License and Collaboration Agreement (“Restated Agreement”) with Janssen Biotech, Inc., a Pennsylvania corporation (“Janssen”). The Restated Agreement amends and restates the License and Collaboration Agreement, dated May 26, 2017, by and between the Company and Janssen (as amended by the First Amendment thereto, effective May 7, 2019, the “Original Agreement”). Janssen is a related party to the Company as Johnson & Johnson Innovation - JJDC, Inc., a significant stockholder of the Company, and Janssen are both subsidiaries of Johnson & Johnson. The Original Agreement became effective on July 13, 2017. Upon the effectiveness of the Original Agreement, the Company received a non-refundable, upfront cash payment of $50.0 million from Janssen. Upon the effectiveness of the First Amendment, the Company received a $25.0 million payment from Janssen in 2019. The Company also received a $5.0 million payment triggered by the successful nomination of a second-generation oral Interleukin (“IL”)-23 receptor antagonist development compound (“second-generation compounds”) during the first quarter of 2020.

The Restated Agreement relates to the development, manufacture and commercialization of oral IL-23 receptor antagonist drug candidates. The candidates currently in development as of the balance sheet date pursuant to the Restated Agreement include PTG-200, PN-232 and PN-235. PTG-200 is an oral IL-23 receptor antagonist in that was in Phase 2a development for the treatment of Crohn’s disease (“CD”). PN-232 and PN-235 are second-generation products currently in Phase 1 studies. Janssen is primarily responsible for the conduct of the PTG-200 Phase 2a trial and the Company is primarily responsible for the conduct of the PN-232 and PN-235 Phase 1 studies.

Pursuant to the Restated Agreement, the parties have:

●	amended development milestones to reflect Janssen’s expected development of collaboration compounds for multiple indications in the IL-23 pathway;
●	limited the Company’s further development and related expense obligations under the Restated Agreement to the PTG-200 Phase 2a study, and the ongoing Phase 1 studies in PN-232 and PN-235; Janssen is responsible for all other future development and related expenses under the Restated Agreement; and
●	concluded the parties’ two-year research collaboration, while enabling Janssen to continue conducting additional research through July 2024 on compounds developed pursuant to the Original Agreement.

The Restated Agreement enables Janssen to develop collaboration compounds for multiple indications. Under the Restated Agreement, Janssen is required to use commercially reasonable efforts to develop at least one collaboration compound for at least two indications.

The Company’s development cost obligations in the Original Agreement for the period following the effective date of the Original Agreement were as follows: (a) up to $20.0 million of costs related to up to three Phase 1 studies of second-generation compounds; (b) up to $20.0 million of costs related to Phase 2a and 2b costs for PTG-200 (i.e., 20% of the first $100.0 million in costs); (c) up to $25.0 million in costs related to up to two Phase 2 studies evaluating second-generation compounds.

The Company’s continuing development expense obligations under the Restated Agreement are as follows: (a) the Company will continue to fund 20% of the costs related to the Phase 2a study evaluating PTG-200 for the treatment of CD (subject to a $20.0 million cap); (b) the Company is responsible for 50% of agreed-upon costs related to the ongoing Phase 1 study evaluating PN-235 incurred through January 4, 2021; (c) the Company is responsible for 100% of agreed-upon costs related to the ongoing Phase 1 study evaluating PN-232.

Certain of the Company’s previous development expense obligations under the Original Agreement have been limited or eliminated as follows: (a) the Company’s previous $25.0 million obligation for 20% of costs related to Phase 2 studies for second-generation products has been eliminated; (b) the Company’s previous $5.0 million obligation for 50% of the costs of a potential third Phase 1 study evaluating a second-generation compound has been eliminated; and (c) the Company has no obligation to fund any portion of any Phase 2b or other study evaluating PTG-200 beyond the Phase 2a study in CD.

One milestone for second-generation Phase 2 development was reduced from $50.0 million to $25.0 million in the Restated Agreement; otherwise, the various milestone payment amounts in the Restated Agreement remain substantially the same as in the Original Agreement. To reflect parallel development of multiple indications in the IL-23 pathway, milestone payments under the Restated Agreement generally now correspond to the achievement of specified milestones in: (a) any initial indication (rather than CD, as in the Original Agreement); (b) any second indication (rather than ulcerative colitis (“UC”), as in the Original Agreement); and (c) any third indication. With respect to second-generation compounds, milestone payments for second and third indications may be triggered by any second-generation compound (i.e., not necessarily the second-generation compound that triggered the initial payment for any indication, or the payment for a second indication). In addition, the opt-in payments contemplated by the Original Agreement related to the scope of Janssen’s license rights have been converted into development milestones in the Restated Agreement.

Upcoming potential development milestones for second-generation compounds include:

●	$7.5 million for completion of the first Phase 1 clinical trial of a second-generation compound;
●	$25.0 million for dosing of the 3rd patient in the first Phase 2 clinical trial for any second-generation compound for any indication;
●	$10.0 million for dosing of the 3rd patient in the first Phase 2 clinical trial for any second-generation compound for a second indication (i.e., an indication different than the indication which triggered the $25.0 million milestone described above);
●	$50.0 million for dosing of the 3rd patient in a Phase 3 clinical trial for a second-generation compound for any indication;
●	$15.0 million for dosing of the 3rd patient in a Phase 3 clinical trial for a second-generation compound for a second indication; and
●	$115.0 million for a Phase 3 clinical trial for a second-generation compound for any indication meeting its primary clinical endpoint.

Development milestones for PTG-200 were unchanged under the Restated Amendment, except that milestone achievement is generally no longer indication-specific.

Pursuant to the Restated Agreement, the Company remains eligible to receive tiered royalties on net product sales at percentages ranging from mid-single digits to ten percent. The sales milestone payments in the Original Agreement also remain the same in the Restated Agreement.

Pursuant to both the Original and Restated Agreements, payments to the Company for research and development services are generally billed and collected as services are performed or assets are delivered, including research activities and Phase 1 and Phase 2 development activities. Janssen bills the Company for its share of the Phase 2 development costs as expenses are incurred by Janssen. Milestone payments are received after the related milestones are achieved.

Janssen retains exclusive, worldwide rights to develop and commercialize IL-23 receptor antagonist compounds derived from the research collaboration conducted under the Original Agreement, or Janssen’s further research under the Restated Agreement. Any further research and development will be conducted by Janssen. The Company will have the right to co-detail (for CD and UC indications) up to two of the IL-23 receptor antagonist compounds under the collaboration in the U.S. market.

The Restated Agreement remains in effect until the royalty obligations cease following patent and regulatory expiry, unless terminated earlier. Upon a termination of the Restated Agreement, all rights revert back to the Company, and in certain circumstances, if such termination occurs during ongoing clinical trials, Janssen would, if requested, provide certain financial and operational support to the Company for the completion of such trials.

Revenue Recognition

The Restated Agreement contains a single performance obligation for the development license; Phase 1 development services for PTG-200, PN-232 and PN-235; the Company’s services associated with Phase 2a development for PTG-200 in CD; the initial year of second-generation compound research services; and all other such services that the Company may perform at the request of Janssen to support the development of PTG-200 through Phase 2a and PN-232 and PN-235 through Phase 1. Under the Restated Agreement, development services performed by the Company for PTG-200 beyond Phase 2a and PN-232 and PN-235 beyond Phase 1 are no longer required.

The Company determined that the license was not distinct from the revised development services within the context of the agreement because the revised development services did not change the utility of the intellectual property. The Company also concluded that the remaining development services are not distinct from the partially delivered combined promise comprised under the agreement prior to the Restated Agreement of the development license and PTG-200, PN-232 and PN-235 services, including compound supply and other services. Therefore, the Restated Agreement is treated as if it were part of the Original Agreement. The Restated Agreement will be accounted for as if it were a modification of services under the Original Agreement by applying a cumulative catch-up adjustment to revenue. As of the effective date of the Restated Agreement, the Company calculated the adjusted cumulative revenue under the Restated Agreement with primary updates to the transaction price, including the release of and update of prior constraints and fewer remaining services to be provided, resulting in a cumulative adjustment that increased revenue by $8.0 million.

The contract duration is defined as the period in which parties to the contract have present enforceable rights and obligations. For revenue recognition purposes, the duration of the Restated Agreement began on the Original Agreement effective date of July 13, 2017 and ends upon the later of the end of Phase 2a for PTG-200 in CD or the completion of a Phase 1 clinical trial for either PN-232 or PN-235.

The Company uses the most likely amount method to estimate variable consideration included in the transaction price. Variable consideration after the effective date of the Restated Agreement consists of future milestone payments and cost sharing payments for agreed upon services offset by development costs reimbursable to Janssen. Cost sharing payments from Janssen relate to the agreed upon services for development activities that the Company performs within the duration of the contract are included in the transaction price at the Company’s share of the estimated budgeted costs for these activities, including primarily internal full-time equivalent effort and third party contract costs. Cost sharing payments to Janssen related to agreed-upon services for activities that Janssen performs within the duration of the contract are not a distinct service that Janssen transfers to the Company. Therefore, the consideration payable to Janssen is accounted for as a reduction in the transaction price.

The transaction price of the initial performance obligation under the Restated Agreement was $105.7 million as of September 30, 2021, an increase of $9.9 million from the transaction price of $95.8 million as of June 30, 2021, under the Original Agreement. In order to determine the transaction price, the Company evaluated all payments to be received during the duration of the contract, net of development costs reimbursement expected to be payable to Janssen. The transaction price as of September 30, 2021 includes the $80.0 million of nonrefundable payments received to date, $17.9 million of reimbursement from Janssen for services performed for IL-23 receptor antagonist compound research costs and other services, and estimated variable consideration consisting of a $7.5 million milestone payment subject to completion of the clinical data collection for Phase 1 activities for PN-235 and $8.4 million of development cost reimbursement receivable from Janssen, partially offset by $8.1 million of net cost reimbursement due to Janssen for services performed. The Company evaluated whether the variable component of the transaction price should be constrained to ensure that a significant reversal of revenue recognized on a cumulative basis as of September 30, 2021 is not probable. The Company concluded that the variable consideration constraint is appropriately reflected in the estimated transaction price as of September 30, 2021. Janssen has also opted in for certain additional services to be performed by the Company that are outside the initial performance obligation, revenue is recognized as these services are performed.

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

For the three months ended September 30, 2021, the Company recorded a cumulative catch-up adjustment increasing license and collaboration revenue by $8.0 million, and also recorded $2.3 million of license and collaboration revenue following the contract modification for the Restated Agreement. For the three months ended September 30, 2020, the Company recognized license and collaboration revenue of $12.6 million. In addition, the Company recorded zero and $0.5 million in revenue for the three months ended September 30, 2021 and 2020, respectively, related to additional services provided by the Company under the agreement.

For the nine months ended September 30, 2021, the Company recorded a cumulative catch-up adjustment increasing license and collaboration revenue by $8.0 million, and also recorded $9.9 million of license and collaboration revenue following the contract modification for the Restated Agreement. For the nine months ended September 30, 2020, the Company recognized license and collaboration revenue of $22.0 million. In addition, the Company recorded $0.8 million and $1.0 million in revenue for the nine months ended September 30, 2021 and 2020, respectively, related to additional services provided by the Company under the agreement.

The following tables present changes in the Company’s contract assets and liabilities during the periods presented (in thousands):

	Balance at			Balance at
	Beginning of			End of
Nine Months Ended September 30, 2021	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$2,426	$5,732	$(5,520)	$2,638
Contract liabilities:
Deferred revenue - related party	$14,477	$16,715	$(28,951)	$2,241
Payable to collaboration partner - related party	$2,732	$9,785	$(11,396)	$1,121

	Balance at			Balance at
	Beginning of			End of
Nine Months Ended September 30, 2020	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$5,955	$5,284	$(8,450)	$2,789
Contract asset - related party	$800	$342	$(1,142)	$—
Contract liabilities:
Deferred revenue - related party	$41,530	$3,500	$(24,153)	$20,877
Payable to collaboration partner - related party	$1,262	$2,114	$(1,299)	$2,077

During the three and nine months ended September 30, 2021, the Company recognized revenue of $0.2 million and $1.7 million, respectively, from amounts included in the deferred revenue contract liability balance at the beginning of each period. During the three and nine months ended September 30, 2020, the Company recognized revenue of $8.5 million and $11.8 million, respectively, for each period from amounts included in the deferred revenue contract liability balance at the beginning of each period. None of the costs to obtain or fulfill the contract were capitalized.

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

The following table presents the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$57,077	$—	$—	$57,077
Commercial paper	—	161,312	—	161,312
Corporate debt securities	—	81,392	—	81,392
U.S. Treasury and agency securities	—	42,187	—	42,187
Supranational and sovereign government securities	—	6,028	—	6,028
Total financial assets	$57,077	$290,919	$—	$347,996

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$27,481	$—	$—	$27,481
Commercial paper	—	65,863	—	65,863
Corporate debt securities	—	27,590	—	27,590
U.S. Treasury and agency securities	—	183,210	—	183,210
Total financial assets	$27,481	$276,663	$—	$304,144

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

Note 5. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following (in thousands):

	September 30, 2021
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$57,077	$—	$—	$57,077
Commercial paper	161,315	2	(5)	161,312
Corporate debt securities	81,413	1	(22)	81,392
U.S. Treasury and agency securities	42,186	3	(2)	42,187
Supranational and sovereign government securities	6,028	—	—	6,028
Total cash equivalents and marketable securities	$348,019	$6	$(29)	$347,996
Classified as:
Cash equivalents				$116,068
Marketable securities - current				193,759
Marketable securities - noncurrent				38,169
Total cash equivalents and marketable securities				$347,996

	December 31, 2020
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$27,481	$—	$—	$27,481
Commercial paper	65,866	—	(3)	65,863
Corporate debt securities	27,592	2	(4)	27,590
U.S. Treasury and agency securities	183,203	10	(3)	183,210
Total cash equivalents and marketable securities	$304,142	$12	$(10)	$304,144
Classified as:
Cash equivalents				$113,693
Marketable securities - current				188,451
Marketable securities - noncurrent				2,000
Total cash equivalents and marketable securities				$304,144

Marketable securities – current of $193.8 million and $188.5 million held at September 30, 2021 and December 31, 2020, respectively, had contractual maturities of less than one year. Marketable securities – noncurrent of $38.2 million and $2.0 million held at September 30, 2021 and December 31, 2020 had contractual maturities of at least one year but less than two years. The Company does not intend to sell its securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be at maturity. There were no realized gains or realized losses on marketable securities for the periods presented. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis.

Note 6. Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued clinical and research related expenses	$24,482	$11,335
Accrued employee related expenses	4,722	6,413
Accrued professional service fees	1,566	668
Accrued collaboration payments	1,500	—
Other	791	82
Total accrued expenses and other payables	$33,061	$18,498

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

The Company previously determined that rusfertide is a compound for which the post-termination payments described above are required under the collaboration agreement and has made three development milestone payments for an aggregate amount of $1.0 million under the agreement. However, upon reevaluation, the Company concluded in 2019 that rusfertide is not a compound requiring post-termination payments under the agreement and initiated an arbitration proceeding in January 2020. On August 4, 2021, the Company and Zealand agreed to resolve the dispute and entered into an Arbitration Resolution Agreement.

See Note 11. Commitments and Contingencies – Legal Proceedings for additional information on the results of arbitration proceedings related to this research and collaboration agreement

Milestone payments to collaboration partners are recorded as research and development expenses in the period that the expense is incurred. $4.0 million in research and development expense was recorded under the agreement for the three and nine months ended September 30, 2021. No research and development expense was recorded under the Zealand collaboration agreement for the three and nine months ended September 2020.

Note 8. Government Programs

Research and Development Tax Incentive

During the three and nine months ended September 30, 2021, the Company recognized AUD 0.6 million ($0.5 million) and AUD 2.9 million ($2.2 million), respectively, as a reduction of research and development expenses in connection with the research and development cash tax incentive from the ATO. During the three and nine months ended September 30, 2020, the Company recognized AUD 0.4 million ($0.3 million) and AUD 0.8 million ($0.5 million), respectively, as a reduction of research and development expenses in connection with the research and development cash tax incentive from the ATO. As of September 30, 2021 and December 31, 2020, the research and development cash tax incentive receivable was AUD 2.6 million ($1.9 million) and AUD 1.4 million ($1.1 million), respectively.

Small Business Innovation Research (“SBIR”) Grants

The Company has received SBIR grants from the National Institutes of Health (“NIH”) in support of research aimed at its product candidates. The Company recognizes a reduction to research and development expenses when expenses related to the grants have been incurred and the grant funds become contractually due from NIH. The Company recorded $0.1 million as a reduction of research and development expenses for the nine months ended September 30, 2021. The Company recorded $0.3 million as a reduction of research and development expenses for the nine months ended September 30, 2020. No such amounts were recorded during the three months ended September 30, 2021 and 2020. The Company records a receivable to reflect the eligible costs incurred under the grants that are contractually due to the Company. This receivable is included in prepaid expenses and other current assets on the condensed consolidated balance sheets. There was no such receivable as of September 30, 2021 or December 31, 2020.

Note 9. Term Loan Facility

On October 30, 2019, the Company entered into a Credit and Security Agreement, dated as of October 30, 2019 (the “Closing Date”) by and among the Company, MidCap Financial Trust, as a lender, Silicon Valley Bank, as a lender, the other lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent (“Agent”) (such agreement, the “Term Loan Credit Agreement”), which provided for a $50.0 million term loan facility. The Term Loan Credit Agreement provided for (i) on the Closing Date, $10.0 million aggregate principal amount of term loans, (ii) at the Company’s option, until December 31, 2020, an additional $20.0 million term loan facility subject to the satisfaction of certain conditions, including clinical milestone achievement, and (iii) at the Company’s option, until September 30, 2021, an additional $20.0 million term loan facility subject to the satisfaction of certain conditions, including clinical milestone achievement, (collectively, the “Term Loans”). The Company used proceeds from drawdowns on the Term Loans for general corporate purposes.

The Term Loans were subject to an origination fee of 0.25% for each funded tranche under the Term Loan Credit Agreement and bore interest at an annual rate based on prime rate plus 2.91%, subject to a prime rate floor of 4.94%. At the Company’s option, the Company could prepay the outstanding principal balance of the Term Loans in whole or in part, subject to a prepayment premium of 3.0% of any amount prepaid if the prepayment occurred through and including the first anniversary of the Closing Date, 2.0% of the amount prepaid if the prepayment occurred after the first anniversary of the closing date through and including the second anniversary of the closing date, and 1.0% of any amount prepaid after the second anniversary of the closing date and prior to October 1, 2023. An additional fee of 2.85% of the amount of Term Loans advanced by the Lenders was due upon prepayment or repayment of the Term Loans.

The Term Loan Credit Agreement required the Company to maintain cash and cash equivalents of at least 35% of the outstanding Term Loans at all times and was secured by a perfected security interest in all of the Company's assets except for intellectual property and certain other customary excluded property pursuant to the terms of the Term Loan Credit Agreement. The Term Loan Credit Agreement contained other covenants that limit the Company’s ability and the ability of its subsidiaries to perform certain actions, including obligations to not pay dividends and to maintain unrestricted cash balance above a certain threshold, non-occurrence of material adverse change, non-occurrence of change of control and other customary affirmative and negative covenants. The violation of any provision of covenants would result in default for the Company. The Term Loan Credit Agreement included a clause which allowed lenders to accelerate repayment upon the occurrence of certain events of default.

In June 2020, the Company prepaid the outstanding $10.0 million balance on the term loan as well as $0.6 million for related prepayment and exit fees. Accordingly, the company accelerated amortization of $0.1 million related to capitalized and unamortized debt issuance costs, which is included as part of the $0.6 million loss on early repayment of debt.

In September 2021, the Company executed a payoff letter to release all obligations under the Term Loan Credit Agreement. As a result, the Company had no outstanding balance and no obligations related to the Term Loan Credit Agreement as of September 30, 2021.

Note 10.    Leases

The Company applies ASC 842, to recognize assets and liabilities for leases with lease terms of more than 12 months on the balance sheet. The Company has elected to account for each separate lease component and non-lease components as one single component for all lease assets. Leases with terms of 12 months or less are not recorded on the balance sheet, and the related lease expenses are recognized on a straight-line basis over the lease term.

The Company has one operating lease agreement entered into in March 2017 for approximately 42,900 square feet of laboratory and office space located in Newark, California. The Company provided the landlord with a $450,000 letter of credit collateralized by restricted cash as security deposit for the lease, which expires in May 2024. The security deposit for the lease was later reduced to $225,000 in March 2021. Under the terms of the lease, the Company is responsible for certain taxes, insurance and maintenance expenses.

On July 2, 2021, the Company entered into an amendment (the “Second Amendment”) to its facility lease agreement dated as of March 2017, as amended, to lease approximately 15,000 square feet of additional office space in Newark, California. The Company commenced operations in the additional space in September 2021. Under the Second Amendment, the Company will pay additional base rent of approximately $1.5 million over the lease term, which expires in May 2024. As a result of this amendment, the Company recorded an additional right-of-use asset and the related liability of $1.4 million as of September 30, 2021. The Company will be responsible for its proportional share of operating expenses and tax obligations. No additional security deposit was required pursuant to the Second Amendment.

The following table provides balance sheet information related to operating leases is as follows (in thousands):

	September 30,	December 31,
Operating Leases:	2021	2020
Operating lease right-of-use asset	$5,371	$4,950

Operating lease liability - current	$2,027	$1,459
Operating lease liability - noncurrent	4,238	4,500
Total operating lease liabilities	$6,265	$5,959

Weighted-average remaining lease term (years)	2.7	3.4
Weighted-average discount rate	9.6%	11.0%

Other information related to the Company’s operating leases is as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Operating lease cost	$1,378	$1,331
Less: sublease income	(68)	(22)
Total lease expense	$1,310	$1,309

Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020

Operating cash flow used by operating leases	$1,493	$1,450
New operating lease asset obtained in exchange for operating lease liability	$1,373	$-

Future lease payments required under lease obligations as of September 30, 2021 are as follows (in thousands):

Year Ending December 31:	Amount
Remainder of 2021	$556
2022	2,660
2023	2,744
2024	1,160
2025	—
Thereafter	—
Total future minimum lease payments	7,120
Less: imputed interest	(855)
Present value of lease liabilities	$6,265

Note 11. Commitments and Contingencies

Legal Proceedings

The Company recognizes accruals for legal actions to the extent that it concludes that a loss is both probable and reasonably estimable. The Company accrues for the best estimate of a loss within a range; however, if no estimate in the range is better than any other, it accrues the minimum amount in the range. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, it discloses the possible loss.

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

On August 4, 2021, the Company and Zealand agreed to resolve the dispute and reached an Arbitration Resolution Agreement. Under the Arbitration Resolution Agreement, (1) the Company is required to make an additional payment of $1.5 million to Zealand in August 2022 with respect to rusfertide, (2) all development milestones with respect of rusfertide have been reduced by 50%, except that the Company agreed to pay in full within two (2) business days after the effective date of the Agreement (and timely paid): (i) a $1.0 million milestone for initiation of a Phase 2b clinical trial; and (ii) a $1.5 million milestone for initiation of a Phase 3 clinical trial; (3) the royalty rate payable by the Company on net sales of rusfertide has been reduced by 50%; (4) all sales milestone payments on net sales of rusfertide have been reduced by 50%; (5) the parties agreed that each party will retain all payments previously made by the other party in connection with the original collaboration agreement; and (6) the parties have released claims related to the original collaboration agreement, the abandonment agreement and the arbitration. In addition to the payments specified in items (1) and (2) above, the Company may also be required to pay Zealand up to $2.75 million in future development milestone payments relating to rusfertide. Those payments include up to $1.0 million in the aggregate for registrational proposals and up to $1.75 million in the aggregate for commercial launch in the three geographic territories specified in the original collaboration agreement.

The Company considered the outcome of these arbitration proceedings as being related to its research and development project; therefore, payments or milestone payments were recorded as research and development expenses. As a result, no related legal accruals were recognized as of September 30, 2021.

Note 12. Stockholders’ Equity

In August 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which the Company sold an aggregate of 2,750,000 shares of its common stock at a price of $8.00 per share, for aggregate net proceeds of $21.7 million, after deducting offering expenses payable by the Company. In a concurrent private placement, the Company issued the Investors warrants to purchase an aggregate of 2,750,000 shares of its common stock (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant is exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $15.00 per share. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the Warrants may be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, the Company granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. The common stock and warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and the net proceeds from the transaction were recorded as a credit to additional paid-in capital. As of September 30, 2021, none of the Warrants have been exercised.

In December 2018, the Company entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.00001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.00001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. In accordance with Accounting Standards Codification Topic 505, Equity, the Company recorded the retirement of the common stock exchanged as a reduction of common stock shares outstanding and a corresponding debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants are classified as equity in accordance with ASC 480, and fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. As of September 30, 2021, 400,000 of the Exchange Warrants remain unexercised.

In October 2019, the Company filed a registration statement on Form S-3 (File No. 333-234414) that was declared effective as of November 22, 2019 and permits the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $250.0 million of its common stock, preferred stock, debt securities and warrants (the “2019 Form S-3”). Up to a maximum of $75.0 million of the maximum aggregate offering price of $250.0 million may be issued and sold pursuant to an ATM financing facility under a sales agreement entered into by the Company on November 27, 2019 (the “2019 Sales Agreement”). In May 2020, the Company completed an underwritten public offering of 7,000,000 shares of common stock at a public offering price of $14.00 per share and issued an additional 1,050,000 shares of its common stock at a price of $14.00 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs paid by the Company, were $105.3 million. As of September 30, 2021, a total of $94.2 million of common stock remained available for sale under the 2019 Form S-3, $31.9 million of which remained available for sale under the ATM financing facility.

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

Note 13. Equity Plans

Equity Incentive Plan

In July 2016, the Company’s board of directors and stockholders approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) to replace the 2007 Stock Option Plan. The 2016 Plan is administered by the board of directors, or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2016 Plan expire no later than ten years from the date of grant. As of September 30, 2021, 524,762 shares were available for issuance under the 2016 Plan.

Inducement Plan

In May 2018, the Company’s board of directors approved the 2018 Inducement Plan, as subsequently amended. The 2018 Inducement Plan is a non-stockholder approved stock plan, under which the Company awards options and restricted stock unit awards to persons that were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company, within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2018 Inducement Plan is administered by the board of directors or the Compensation Committee of the board, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2018 Inducement Plan expire no later than ten years from the date of grant. As of September 30, 2021, 243,125 shares were available for issuance under the Amended and Restated 2018 Inducement Plan.

Stock Options

Stock option activity under the Company’s equity incentive and inducement plans is set forth below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life (years)	Value (1)
				(in millions)
Balances at December 31, 2020	4,648,120	$11.87	7.61	$40.0
Options granted	1,920,540	29.93
Options exercised	(308,125)	9.87
Options forfeited	(176,580)	16.60
Balances at September 30, 2021	6,083,955	$17.54	7.58	$27.6
Options exercisable – September 30, 2021	3,121,045	$12.89	6.29	$18.7
Options vested and expected to vest – September 30, 2021	6,083,955	$17.54	7.58	$27.6
(1)	The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on September 30, 2021. The calculation excludes options with an exercise price higher than the closing price of the Company’s common stock on September 30, 2021.

The estimated weighted-average grant-date fair value of common stock underlying options granted to employees during the nine months ended September 30, 2021 was $21.92 per share.

Stock Options Valuation Assumptions

The fair value of employee stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Expected term (in years)	6.02 - 6.08	5.27 - 6.08	5.27 - 6.08	5.27- 6.08
Expected volatility	87.4% - 88.4%	84.5% - 85.1%	87.4% - 90.2%	72.1% - 85.1%
Risk-free interest rate	0.85% - 1.16%	0.23% - 0.40%	0.11% - 1.16%	0.23% - 1.44%
Dividend yield	—	—	—	—

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

Restricted Stock Units

Restricted stock unit activity under the Company’s equity incentive plans is set forth below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSUs at December 31, 2020	244,545	$9.31
Granted	302,250	24.40
Vested	(78,165)	10.13
Forfeited	(49,970)	18.86
Unvested RSUs at September 30, 2021	418,660	$20.07

Performance Stock Units

Performance stock unit activity under the Company’s equity incentive plans is set forth below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested PSUs at December 31, 2020	—	—
Granted	110,500	$23.57
Vested	—	—
Forfeited	(5,000)	—
Unvested PSUs at September 30, 2021	105,500	$23.57

During the first quarter of 2021, the Company granted 110,500 PSUs to certain executives of the Company pursuant to the terms of the 2016 Plan. The grant date fair value of the PSUs was $23.57 per share. The terms of the PSUs provide for 100% of shares to be earned based on the achievement of certain pre-determined performance objectives, subject to the participant’s continued employment. The PSUs will expire five years from the grant date if the performance objectives are not achieved. The PSUs will vest, if at all, upon certification by the Compensation Committee of the Company’s Board of Directors of the actual achievement of the performance objectives, subject to specified change of control exceptions. Stock-based compensation expense associated with PSUs is based on the fair value of the Company’s common stock on the grant date, which equals the closing price of the Company’s common stock on the grant date. The Company recognizes compensation expense over the vesting period of the awards that are ultimately expected to vest when the achievement of the related performance objective becomes probable. The total fair value of the PSUs granted in February 2021 was $2.6 million. As of September 30, 2021, the achievement of the related performance objective was deemed not probable and, accordingly, no stock-based compensation for the PSUs has been recognized as expense as of September 30, 2021.

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“2016 ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period. During the nine months ended September 30, 2021, a total of 43,648 shares of common stock were issued under the 2016 ESPP, and 1,013,999 shares remain available for issuance as of September 30, 2021.

Stock-Based Compensation

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$2,611	$1,006	$6,241	$3,098
General and administrative	2,164	882	5,130	2,834
Total stock-based compensation expense	$4,775	$1,888	$11,371	$5,932

As of September 30, 2021, total unrecognized stock-based compensation expense was approximately $51.5 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years.

Note 14. 401(k) Plan

The Company has a retirement and savings plan under Section of 401(k) of Internal Revenue Code (“401(k) Plan”) covering all U.S. employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company may make contributions to this plan at its discretion. For the three and nine months ended September 30, 2021, the Company plans to match 50% of each employee’s contribution up to a maximum of $3,500, and recognized expense of approximately $0.1 million and $0.3 million, respectively, relating to these contributions. No contributions were made to the plan by the Company for the three and nine months ended September 30, 2020.

Note 15. Income Taxes

No income tax expense was recorded by the Company during the three and nine months ended September 30, 2021. The Company recorded income tax expense of $1.3 million for the nine months ended September 30, 2020, representing an effective income tax rate of 2.8%. During the second quarter of 2020, the Company’s Australia subsidiary sold beneficial rights to discovery intellectual property to its U.S. entity, and the U.S. entity reimbursed the Australia subsidiary for certain direct development costs. Upon completion of the sale, the Company analyzed tax planning strategies and future income and concluded that a valuation allowance is necessary for its Australia subsidiary. Income tax expense for the nine months ended September 30, 2020 reflects this sale of intellectual property rights, cost reimbursements and related adjustments to the deferred tax asset, establishing a valuation allowance and certain uncertain tax position liabilities. The Company’s effective income tax rate differed from the Company’s federal statutory rate of 21%, primarily because its U.S. loss cannot be benefited due to the full valuation allowance position and reduced by foreign taxes.

Note 16. Net Loss per Share

As the Company had net losses for the three and nine months ended September 30, 2021 and 2020, all potential dilutive common shares were determined to be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(33,804)	$(7,763)	$(88,644)	$(47,264)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	47,987,184	37,386,881	45,705,782	32,647,524
Net loss per share, basic and diluted	$(0.70)	$(0.21)	$(1.94)	$(1.45)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share computations for the periods presented because their inclusion would be anti-dilutive:

	Nine Months Ended
	September 30,
	2021	2020
Options to purchase common stock	6,083,955	4,596,819
Common stock warrants	2,750,000	2,750,000
Restricted stock units	418,660	262,608
Performance stock units	105,500	—
ESPP shares	18,660	28,618
Total	9,376,775	7,638,045

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

On September 16, 2021, the FDA orally informed us that a clinical hold would be placed on our rusfertide clinical studies. We received formal written notice of the clinical hold on September 17, 2021.  In October 2021, we submitted a Complete Response to the FDA related to the clinical hold, and the FDA removed the clinical hold on October 8, 2021. The clinical hold was imposed following our submission to the FDA of findings in a 26-week rasH2 transgenic mouse carcinogenicity study.  In the rasH2 study, benign squamous cell papilloma were observed in six of 75 male mice and six of 75 female mice treated with doses of rusfertide ranging from 6.25 mg/kg to 25 mg/kg.  Malignant squamous cell carcinoma was also observed in one male mouse and one female mouse.  There were no findings in either the male or female control group.  The rasH2 finding prompted a re-examination of the four cases of cancer observed across all rusfertide clinical trials (involving 160 patients) through the date of the submission of the Complete Response. All cases were initially assessed as unrelated to rusfertide treatment.  Upon re-examination in light of the rasH2 finding, two of the cases were re-classified as possibly related to rusfertide. No additional cancer cases, and no other unexpected safety signals, surfaced in this process.

In our Complete Response, we provided the individual patient clinical safety reports the FDA requested for human cancers observed in rusfertide clinical trials, updated the investigator brochure and patient informed consent forms for ongoing rusfertide trials, proposed new safety and stopping rules in clinical study protocols of our ongoing rusfertide clinical trials, and performed a comprehensive review of our rusfertide safety database. Dosing of patients in ongoing clinical trials with rusfertide is expected to resume in the fourth quarter of 2021.

We completed enrollment of 63 patients in the ongoing Phase 2 clinical trial of rusfertide in PV during the second quarter of 2021. Based on ongoing end of Phase 2 feedback provided by the FDA’s Division of Nonmalignant Hematology and written comments from the European Medicines Agency (“EMA”), we expect to initiate a global Phase 3 clinical trial of rusfertide in PV in the first quarter of 2022. During the first quarter of 2021, we initiated another Phase 2 study for rusfertide in up to 20 patients diagnosed with PV and with routinely elevated hematocrit levels (>48%). In addition, we completed enrollment for our Phase 2 POC study in HH, our second indication, in April 2021. An abstract highlighting preliminary data our Phase 2 study of rusfertide in HH has been selected for oral presentation at The Liver Meeting® 2021, hosted by the American Association for the Study of Liver Diseases (AASLD), taking place virtually in November 2021.

To date we have received the following designations for rusfertide in PV:

●	The FDA granted orphan drug designation for rusfertide for the treatment of PV in June 2020;
●	The European Medicines Agency granted orphan drug designation for rusfertide for the treatment of PV in October 2020;
●	The FDA granted Fast Track designation for rusfertide for the treatment of PV in December 2020; and
●	The FDA granted Breakthrough Therapy Designation for rusfertide for the treatment of PV in June 2021.

Our alpha-4-beta-7 (“α4β7”) antagonist PN-943 and our Interleukin-23 receptor (“IL-23R”) antagonist compounds, including PN-232 and PN-235, are orally delivered investigational drugs that are designed to block biological pathways currently targeted by marketed injectable antibody drugs. Our orally stable peptide approach may offer targeted delivery to the GI tissue compartment. We believe that, compared to antibody drugs, these product candidates have the potential to provide improved safety due to minimal exposure in the blood, increased convenience and compliance due to oral delivery, and the opportunity for the earlier introduction of targeted oral therapy.

PN-943 is an investigational, orally delivered, gut-restricted α4β7 specific integrin antagonist for inflammatory bowel disease (“IBD”). We submitted a U.S. Investigational New Drug application with the FDA for PN-943 in December 2019, which took effect in January 2020. During the second quarter of 2020 we initiated a 150-patient Phase 2 study evaluating the safety, tolerability and efficacy of PN-943 in patients with moderate to severe UC. This study includes a 12-week induction period and a 40-week open label extension. Topline data from the 12-week induction period is expected in the second quarter of 2022.

In May 2017, we entered into a worldwide license and collaboration agreement with Janssen Biotech, Inc. (“Janssen”), a Johnson & Johnson company, to co-develop and co-detail our IL-23R antagonist compounds, including PTG-200 and certain related compounds for all indications, including IBD. PTG-200 was an investigational, orally delivered, IL-23R antagonist for the treatment of IBD. The agreement with Janssen was amended in May 2019 to expand the collaboration by supporting efforts towards second-generation IL-23R antagonists; and in July 2021 to, among other things, enable Janssen to develop collaboration compounds for multiple indications and further align our financial interests around potential multiple compound development for multiple indications in the IL-23 pathway.

Following a pre-specified interim analysis criteria, a portfolio decision was made to stop further development of first generation IL-23R antagonist candidate PTG-200 (JNJ-67864238), in favor of continued development of two second-generation candidates PN-235 (JNJ-77242113) and PN-232 (JNJ-75105186) with superior product profiles. In particular:

●	The Phase 1 study of PN-235 is completed, and a Phase 2 study in psoriasis is anticipated to initiate in early 2022.
●	The Phase 1 study with PN-232 is under progress with study completion expected by mid-2022.

●	Additional development in IBD is expected to initiate in 2022.

In October 2021, we became eligible to receive a $7.5 million milestone payment from Janssen triggered by the completion of data collection for PN-235 Phase 1 activities. We will earn a $25.0 million milestone in connection with the initiation of the first Phase 2 study of a second-generation candidate, and a $10.0 million milestone in connection with the initiation of the second Phase 2 study of a second-generation candidate. We remain eligible for up to approximately $900.0 million in development-related milestone payments, in addition to the $87.5M in milestones already earned.

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

Operations

We have incurred net losses in each year since inception and we do not anticipate achieving sustained profitability in the foreseeable future. Our net loss was $33.8 million and $88.6 million for the three and nine months ended September 30, 2021, respectively. Our net loss was $7.8 million and $47.3 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $372.5 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research, development, commercialization and other expenses related to our ongoing operations and product development, including clinical development activities under our worldwide license and collaboration agreement with Janssen, and, as a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approval for, our product candidates.

Janssen License and Collaboration Agreement

On July 27, 2021, we entered into an amended and restated License and Collaboration Agreement (“Restated Agreement”) with Janssen. The Restated Agreement amends and restates the License and Collaboration Agreement, dated May 26, 2017, by and between us and Janssen (as amended by the First Amendment thereto, effective May 7, 2019, the “Original Agreement”). Janssen is a related party to us as Johnson & Johnson Innovation - JJDC, Inc., a significant stockholder of ours, and Janssen are both subsidiaries of Johnson & Johnson. The Original Agreement became effective on July 13, 2017. Upon the effectiveness of the Original Agreement, we received a non-refundable, upfront cash payment of $50.0 million from Janssen. Upon the effectiveness of the First Amendment, we received a $25.0 million payment from Janssen in 2019. We also received a $5.0 million payment triggered by the successful nomination of a second-generation IL-23R antagonist development compound during the first quarter of 2020. In October 2021, we became eligible to receive a $7.5 million milestone payment from Janssen triggered by completion of the data collection for PN-235 Phase 1 activities. Following a pre-established interim analysis criteria, a portfolio decision was made to discontinue further development of first generation candidate PTG-200, in favor of further development of two second-generation candidates PN-235 and PN-232 with superior product profiles.

See Note 3 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies.

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

There have been no other material changes in our critical accounting policies during the three and nine months ended September 30, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 10, 2021.

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

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Clinical and development expense — rusfertide (PTG-300)	$14,881	$8,322	$37,128	$22,881
Clinical and development expense — PN-943	10,919	3,847	26,394	17,867
Clinical and development expense — PN-235	567	—	3,799	—
Clinical and development expense — PN-232	831	—	870	—
Clinical and development expense — PTG-200	11	183	13	1,108
Clinical and development expense — PTG-100	88	114	338	307
Preclinical and drug discovery research expense	6,126	3,779	17,371	13,695
Milestone payment obligation to former collaboration partner	4,000	—	4,000	—
Grants and tax incentives expense reimbursement, net	(467)	(250)	(2,280)	(838)
Total research and development expenses	$36,956	$15,995	$87,633	$55,020

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended
	September 30,		Dollar	%
	2021	2020	Change	Change

	(Dollars in thousands)
License and collaboration revenue - related party	$10,286	$13,114	$(2,828)	(22)
Operating expenses:
Research and development (1)	36,956	15,995	20,961	131
General and administrative (2)	7,256	4,891	2,365	48
Total operating expenses	44,212	20,886	23,326	112
Loss from operations	(33,926)	(7,772)	(26,154)	337
Interest income	122	87	35	40
Interest expense	—	(19)	19	(100)
Other expense, net	—	(59)	59	(100)
Loss before income tax expense	(33,804)	(7,763)	(26,041)	335
Income tax expense	—	—	—	-
Net loss	$(33,804)	$(7,763)	$(26,041)	335
(1)	Includes $2.6 million and $1.0 million of non-cash stock-based compensation expense for the three months ended September 30, 2021 and 2020, respectively.
(2)	Includes $2.2 million and $0.9 million of non-cash stock-based compensation expense for the three months ended September 30, 2021 and 2020, respectively.

License and Collaboration Revenue

License and collaboration revenue decreased $2.8 million, or 22%, from $13.1 million for the three months ended September 30, 2020 to $10.3 million for the three months ended September 30, 2021. We recognized $8.0 million as a cumulative catch-up amount during the three months ended September 30, 2021, following the amendment of our collaboration agreement for the development of IL23R assets with Janssen. This cumulative catch-up was primarily the result of an acceleration of our cumulative performance completed under our obligation, following the amendment to the collaboration which reduced the remaining services that we are responsible to provide We are nearing completion of our remaining services to be provided to Janssen under the collaboration, in particular, both the Phase 1 trials in PN-235 & PN-232, which are expected to be completed in the fourth quarter of 2021 and second quarter 2022, respectively. Revenue for the prior year’s third quarter of 2020 also included an estimate update for services completed versus remaining services to be performed under the Janssen collaboration agreement which accelerated revenue recognition.

We have determined that the transaction price of the initial performance obligation under the Restated Janssen License and Collaboration Agreement was $105.7 million as of September 30, 2021, an increase of $9.9 million from the transaction price of $95.8 million as of June 30, 2021 under the Original Agreement. In order to determine the transaction price, we evaluated all payments expected to be received during the duration of the contract, net of development costs reimbursement expected to be payable to Janssen. We determined that the transaction price includes $80.0 million of nonrefundable payments received to date, $17.9 million of reimbursement from Janssen for services performed for IL-23R antagonist compound research costs and other services, and estimated variable consideration consisting of a $7.5 million milestone payment subject to the completion of the clinical data collection Phase 1 activities for PN-235 and $8.4 million of development cost reimbursement receivable from Janssen, partially offset by $8.1 million of net cost reimbursement due to Janssen for services performed. The increase in transaction price from June 30, 2021 to September 30, 2021 was primarily due to changes related to the Second Amendment to the Janssen License and Collaboration Agreement. We re-evaluate the transaction price each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Research and Development Expenses

	Three Months Ended
	September 30,		Dollar	%
	2021	2020	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide (PTG-300)	$14,881	$8,322	$6,559	79
Clinical and development expense — PN-943	10,919	3,847	7,072	184
Clinical and development expense — PN-235	567	—	567	*
Clinical and development expense — PN-232	831	—	831	*
Clinical and development expense — PTG-200	11	183	(172)	(94)
Clinical and development expense — PTG-100	88	114	(26)	(23)
Preclinical and drug discovery research expense	6,126	3,779	2,347	62
Milestone payment obligation to former collaboration partner	4,000	—	4,000	*
Grants and tax incentives expense reimbursement, net	(467)	(250)	(217)	87
Total research and development expenses	$36,956	$15,995	$20,961	131

*Percentage not meaningful

Research and development expenses increased $21.0 million, or 131%, from $16.0 million for the three months ended September 30, 2020 to $37.0 million for the three months ended September 30, 2021. The increase was primarily due to an increase of $7.1 million in PN-943 clinical trial and development costs following the initiation of the Phase 2 trial in UC in 2020; an increase of $6.6 million in rusfertide clinical trial and development costs, including the ongoing Phase 2 trials in PV, which began in December 2019 and the first quarter of 2021, respectively, and HH, which began in early 2020, and clinical and contract manufacturing activities in preparation for a planned global Phase 3 clinical trial of rusfertide in PV; $4.0 million of expenses related to milestone payments and obligations under the Zealand Agreement for rusfertide pursuant to the resolution of related arbitration; an increase of $2.3 million in preclinical and drug discovery research expenses; $0.8 million of Phase 1 clinical trial and development costs for PN-232; and $0.6 million of Phase 1 clinical trial and development costs for PN-235.

We had 92 and 57 full-time equivalent research and development employees as of September 30, 2021 and 2020, respectively. Research and development expenses for the three months ended September 30, 2021 included increases $1.6 million in stock-based compensation expense and $1.6 million of other personnel related expenses compared to the three months ended September 30, 2020.

General and Administrative Expenses

General and administrative expenses increased $2.4 million, or 48%, from $4.9 million for the three months ended September 30, 2020 to $7.3 million for the three months ended September 30, 2021 primarily due to an increase of $1.6 million in personnel expenses, a $1.0 million increase in consulting fees to support the growth of our business, and a $0.2 million increase in insurance costs, partially offset by a $0.4 million decrease in legal fees. The increase in personnel expenses was primarily due to increases of $1.3 million in stock-based compensation expense and $0.2 million in wages and benefits.

We had 24 and 19 full-time equivalent general and administrative employees as of September 30, 2021 and 2020, respectively.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended
	September 30,		Dollar	%
	2021	2020	Change	Change

	(Dollars in thousands)
License and collaboration revenue - related party	$18,740	$22,978	$(4,238)	(18)
Operating expenses:
Research and development (1)	87,633	55,020	32,613	59
General and administrative (2)	19,936	13,644	6,292	46
Total operating expenses	107,569	68,664	38,905	57
Loss from operations	(88,829)	(45,686)	(43,143)	94
Interest income	321	820	(499)	(61)
Interest expense	—	(471)	471	(100)
Loss on early repayment of debt	—	(585)	585	(100)
Other expense, net	(136)	(37)	(99)	268
Loss before income tax expense	(88,644)	(45,959)	(42,685)	93
Income tax expense	—	(1,305)	1,305	(100)
Net loss	$(88,644)	$(47,264)	$(41,380)	88
(1)	Includes $6.3 million and $3.1 million of non-cash stock-based compensation expense for the nine months ended September 30, 2021 and 2020, respectively.
(2)	Includes $5.1 million and $2.8 million of non-cash stock-based compensation expense for the nine months ended September 30, 2021 and 2020, respectively.

License and Collaboration Revenue

License and collaboration revenue decreased $4.2 million, or 18%, from $23.0 million for the nine months ended September 30, 2020 to $18.7 million for the nine months ended September 30, 2021, which was primarily related to a decrease in services provided under the Janssen License and Collaboration Agreement recognized based on proportional performance partially offset by an $8.0 million cumulative catch-up amount recognized during the nine months ended September 30, 2021, following the amendment of our collaboration agreement for the development of IL23R assets with Janssen. This cumulative catch-up was primarily the result of an acceleration of our cumulative performance completed under our obligation, following the amendment to the collaboration which reduced the remaining services that we are responsible to provide Revenue for the nine months ended September 30, 2020 included an update in the amounts forecast for future services remaining to be performed under the Janssen License and Collaboration Agreement, which correspondingly increased our overall cumulative percentage of completion of our performance obligation during the third quarter of 2020, coupled with continued performance and delivery of services under the ongoing Janssen License and Collaboration Agreement. We are nearing completion of our remaining services to be provided to Janssen under the collaboration, in particular, both the Phase 1 trials in PN-235 & PN-232, which are expected to be completed in the fourth quarter of 2021 and second quarter 2022, respectively.

We have determined that the transaction price of the initial performance obligation under the Restated Janssen License and Collaboration Agreement was $105.7 million as of September 30, 2021, an increase of $7.1 million from the transaction price of $98.6 million as of December 31, 2020 under the Original Agreement. In order to determine the transaction price, we evaluated all payments expected to be received during the duration of the contract, net of development costs reimbursement expected to be payable to Janssen. We determined that the transaction price includes $80.0 million of nonrefundable payments received to date, $17.9 million of reimbursement from Janssen for services performed for IL-23R antagonist compound research costs and other services, and estimated variable consideration consisting of a $7.5 million milestone payment subject to the completion of the clinical data collection Phase 1 activities for PN-235 and $8.4 million of development cost reimbursement receivable from Janssen, partially offset by $8.1 million of net cost reimbursement due to Janssen for services performed. The increase in transaction price from December 30, 2020 to September 30, 2021 was due primarily to changes related to the Second Amendment to the

Janssen License and Collaboration Agreement. We re-evaluate the transaction price each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Research and Development Expenses

	Nine Months Ended
	September 30,		Dollar	%
	2021	2020	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide (PTG-300)	$37,128	$22,881	$14,247	62
Clinical and development expense — PN-943	26,394	17,867	8,527	48
Clinical and development expense — PN-235	3,799	—	3,799	*
Clinical and development expense — PN-232	870	—	870	*
Clinical and development expense — PTG-200	13	1,108	(1,095)	(99)
Clinical and development expense — PTG-100	338	307	31	10
Preclinical and discovery research expense	17,371	13,695	3,676	27
Milestone payment obligation to former collaboration partner	4,000	—	4,000	*
Grants and tax incentives expense reimbursement, net	(2,280)	(838)	(1,442)	172
Total research and development expenses	$87,633	$55,020	$32,613	59

*Percentage not meaningful

Research and development expenses increased $32.6 million, or 59%, from $55.0 million for the nine months ended September 30, 2020 to $87.6 million for the nine months ended September 30, 2021. The increase was primarily due to an increase of $14.2 million in rusfertide clinical trial and development costs as the clinical trials have enrolled and progressed, including the ongoing Phase 2 trials in PV, which began in December 2019 and the first quarter of 2021, respectively, and HH, which began in early 2020, and clinical and contract manufacturing activities incurred in 2021 in preparation for the ongoing Phase 2 trials and a planned global Phase 3 clinical trial of rusfertide in PV; $8.5 million in PN-943 clinical trial and development costs following the initiation of the Phase 2 trial in UC during the second quarter of 2020 and related contract manufacturing activities incurred in 2021; $4.0 million of expenses related to milestone payments and obligations under the Zealand Agreement for rusfertide pursuant to the resolution of related arbitration; $3.8 million of Phase 1 clinical trial and development costs for PN-235 beginning in December 2020, an increase of $3.7 million in preclinical and drug discovery research expenses, and $0.9 million of Phase 1 clinical trial and development costs for PN-232 initiated in May 2021. These increases were partially offset by a $1.4 million increase in grant and accrued refundable cash tax incentives and a decrease of $1.1 million in PTG-200 clinical trial and development expenses under the Janssen License and Collaboration Agreement due to our delivery of substantially all agreed-upon services for the PTG-200 Phase 2 clinical trial.

We had 92 and 57 full-time equivalent research and development employees as of September 30, 2021 and 2020, respectively. Research and development expenses for the nine months ended September 30, 2021 included increases of $3.1 million in stock-based compensation expense and $3.1 million of other personnel-related expenses compared to the nine months ended September 30, 2020.

General and Administrative Expenses

General and administrative expenses increased $6.3 million, or 46%, from $13.6 million for the nine months ended September 30, 2020 to $19.9 million for the nine months ended September 30, 2021 primarily due to an increase of $3.5 million in personnel expenses, $1.4 million in consulting expenses, $0.7 million in market research expenses, and $0.5 million in recruiting expenses to support the growth of our operations, and a $0.2 million increase in legal fees. The increase in personnel expenses was primarily due to increases of $2.3 million in stock-based compensation expense and $1.2 million in wages and salaries.

We had 24 and 19 full-time equivalent general and administrative employees as of September 30, 2021 and 2020, respectively.

Interest Income

Interest income decreased $0.5 million, or 61%, from $0.8 million for the nine months ended September 30, 2020 to $0.3 million for the nine months ended September 30, 2021. This decrease was due primarily to the recent record low interest rate environment and a change in the mix of marketable securities compared to the prior year period, despite higher interest-earning asset balances.

Interest Expense

Interest expense of $0.5 million for the nine months ended September 30, 2020 reflects interest expense on our long-term debt under our term credit facility. We prepaid our outstanding long-term debt under our term credit facility during the second quarter of 2020. We executed a payoff letter to release all obligations under the term credit facility during the third quarter of 2021.

Loss on Early Repayment of Debt

Loss on early repayment of debt of $0.6 million for the nine months ended September 30, 2020 reflects prepayment and final payment fees paid in connection with the early repayment of our term loan in June 2020. We had no debt outstanding as of September 30, 2021.

Other Expense, Net

Other expense, net was $0.1 million for the nine months ended September 30, 2021 compared to zero for the nine months ended September 30, 2020. The change was due primarily to an increase in foreign exchange losses.

Income Tax Expense

Income tax expense decreased $1.3 million, or 100%, from $1.3 million for the nine months ended September 30, 2020 to zero for the nine months ended September 30, 2021. Our effective income tax rate was 0% for the nine months ended September 30, 2021 as compared to 2.8% for the nine months ended September 30, 2020. During the second quarter of 2020, our Australia subsidiary sold beneficial rights to discovery intellectual property to our U.S. entity, and the U.S. entity reimbursed the Australia subsidiary for certain direct development costs. Upon completion of the sale, we analyzed tax planning strategies and future income and concluded that a valuation allowance is necessary for our Australia subsidiary. Income tax expense for the nine months ended September 30, 2020 reflects this sale of intellectual property rights, cost reimbursements and related adjustments to the deferred tax asset, establishing a valuation allowance and certain uncertain tax position liabilities. We maintained a full valuation allowance on our tax position as of September 30, 2021.

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

In October 2019, we filed a registration statement on Form S-3 (File no. 333-234414) that was declared effective as of November 22, 2019 and permits the offering, issuance, and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities and warrants (the “2019 Form S-3”). Up to a maximum of $75.0 million of the maximum aggregate offering price of $250.0 million may be issued and sold pursuant to an ATM financing facility under a sales agreement we entered into on November 27, 2019 (the “2019 Sales Agreement”). In May 2020, we completed an underwritten public offering of 7,000,000 shares of common stock at a public offering price of $14.00 per share, and we issued an additional 1,050,000 shares of our common stock at a price of $14.00 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs paid by us, were $105.3 million. During the year ended December 31, 2020, we issued 2,483,719 shares under our ATM facility for net proceeds of $41.9 million. No shares were issued under the ATM facility during the three and nine months ended September 30, 2021. As of September 30, 2021, a total of $94.2 million of common stock remained available for sale under the 2019 Form S-3, $31.9 million of which remained available for sale under the ATM financing facility. This Form S-3 expires in October 2022.

We have received $80.0 million in non-refundable payments from Janssen since the inception of the Janssen License and Collaboration Agreement in 2017 through September 30, 2021, as follows:

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

In October 2021, we became eligible to receive a $7.5 million milestone payment from Janssen triggered by completion of the data collection for PN-235 Phase 1 activities.

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

Capital Requirements

As of September 30, 2021, we had $352.5 million of cash, cash equivalents and marketable securities and an accumulated deficit of $372.5 million. Our capital expenditures for nine months ended September 30, 2021 were $0.9 million. Our capital expenditures for the years ended December 31, 2020 and 2019 were $0.5 million and $1.0 million, respectively. Our primary uses of cash are to fund operating expenses, primarily our research and development expenditures, general and administrative costs and pre-commercialization costs. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses. We believe, based on our current operating plan and expected expenditures, that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating and capital expenditure requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect if our planned pre-clinical and clinical trials are successful or expanded, our product candidates enter new and more advanced stages of clinical development or our newer product clinical trials or advance beyond the discovery stage. We expect to require additional financing to advance our product candidates through clinical development and toward potential regulatory approval and to develop, acquire or in-license other potential product candidates. Such additional funding may come from raising additional capital, seeking access to additional debt, and additional collaborative or other arrangements with corporate sources, but such funding may not be available at terms acceptable to us, if at all. We anticipate that we will need to raise substantial additional funding, the requirements of which will depend on many factors, including:

●	the progress, timing, scope, results and costs of advancing our clinical trials and pre-clinical studies for our product candidates, including the ability to enroll patients in a timely manner for our clinical trials;
●	the costs of and ability to obtain clinical and commercial supplies and any other product candidates we may identify and develop;
●	our ability to successfully commercialize the product candidates we may identify and develop;
●	the selling and marketing costs associated with our current product candidates and any other product candidates we may identify and develop, including the cost and timing of expanding our sales and marketing capabilities;
●	the achievement of development, regulatory and sales milestones resulting in payments to us from Janssen under the Janssen License and Collaboration Agreement or other such arrangements that we may enter into, and the timing of receipt of such payments, if any;
●	the timing, receipt and amount of royalties under the Janssen License and Collaboration Agreement on worldwide net sales of IL-23 receptor antagonist compounds, upon regulatory approval or clearance, if any;

●	the amount and timing of sales and other revenues from our current product candidates and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;
●	the timing, payment and amount of potential milestones and royalties due under our collaboration agreements;
●	the cash requirements of any future acquisitions or discovery of product candidates;
●	the time and cost necessary to respond to technological and market developments;
●	the extent to which we may acquire or in-license other product candidates and technologies;
●	costs necessary to attract, hire and retain qualified personnel;
●	the costs of maintaining, expanding and protecting our intellectual property portfolio; and
●	the costs of ongoing general and administrative activities to support the growth or our business.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Cash used in operating activities	$(80,926)	$(53,617)
Cash used in investing activities	(43,727)	(16,563)
Cash provided by financing activities	127,750	120,645

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2021 was $80.9 million, consisting of our net loss of $88.6 million and a net change of $6.9 million in net operating assets and liabilities, partially offset by $14.6 million in non-cash charges. Non-cash charges were primarily comprised of $11.4 million of stock-based compensation, $1.4 million of operating lease right-of-use asset amortization, $1.3 million of net amortization of discount on marketable securities, and $0.6 million of depreciation. The change in net operating assets and liabilities was primarily due to a decrease of $12.2 million in deferred revenue related to the Janssen License and Collaboration Agreement, an increase of $0.2 million in receivable from collaboration partner, an increase of $0.9 million in research and development tax incentive receivable, an increase in prepaid expenses and other assets of $2.6 million, a decrease of $1.5 million in operating lease liability, a decrease of $1.6 million in payable to collaboration partner, a decrease of $2.3 million in accounts payable and partially offset by an increase of $14.4 million in accrued expenses and other payables.

Cash used in operating activities for the nine months ended September 30, 2020 was $53.6 million, consisting of our net loss of $47.3 million and a net change of $16.0 million in net operating assets, partially offset by $9.7 million in non-cash charges. Non-cash charges were primarily comprised of $5.9 million of stock-based compensation, a $1.4 million change in net deferred tax asset, $1.3 million of operating lease right-of-use asset amortization, a $0.6 million loss on early prepayment of long-term debt and $0.6 million of depreciation and amortization, partially offset by $0.2 million of net accretion of discount on marketable securities. The change in net operating assets and liabilities was primarily due to a decrease of $20.7 million in deferred revenue related to the Janssen License and Collaboration Agreement, a $1.6 million decrease in prepaid expenses and other assets, a $1.5 million decrease in operating lease liability, and a $0.5 million increase in Australia research and development incentive receivable, partially offset by a decrease of $4.0 million in receivable from collaboration partner, an increase of $3.1 million in accrued expenses and other payables, an increase of $0.8 million in payable to collaboration partner, and an increase of $0.2 million in other liability.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2021 was $43.7 million, consisting of proceeds from maturities of marketable securities of $213.1 million, offset by purchases of marketable securities of $255.9 million and purchases of property and equipment of $0.9 million.

Cash used in investing activities for the nine months ended September 30, 2020 was $16.6 million, consisting of proceeds from maturities of marketable securities of $131.4 million, partially offset by purchases of marketable securities of $147.6 million and purchases of property and equipment of $0.3 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2021 was $127.8 million, consisting of $124.0 million of cash proceeds from our public offering of common stock and $3.9 million from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan, partially offset by $0.2 million of tax withholding payments related to net settlement of restricted stock units.

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

Contractual Obligations and Other Commitments

Our contractual obligations include minimum lease payments under our operating lease obligations. On July 2, 2021, we entered into an amendment to our facility lease agreement dated as of March 2017, as amended, to lease approximately 15,000 square feet of additional office space in Newark, California. See Note 10 to the condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q for additional information.

Under the Janssen License and Collaboration Agreement, we share with Janssen certain development, regulatory and compound supply costs. The actual amounts that we pay Janssen or that Janssen pays us will depend on numerous factors, some of which are outside of our control and some of which are contingent upon the success of certain development and regulatory activities. On July 27, 2021, we entered into an amended and restated License and Collaboration Agreement (“Restated Agreement”) with Janssen Biotech, Inc., a Pennsylvania corporation (“Janssen”). The Restated Agreement amends and restates the License and Collaboration Agreement, dated May 26, 2017, by and between the Company and Janssen (as amended by the First Amendment thereto, effective May 7, 2019, the “Original Agreement”). See Note 3 to the condensed consolidated financial statements elsewhere in the Quarterly Report on Form 10-Q for additional information.

On January 23, 2020, we initiated arbitration proceedings with the International Court of Arbitration of the International Chamber of Commerce against Zealand Pharma related to a collaboration agreement we and Zealand entered into in 2012 and terminated in 2014. The agreement provides for certain post-termination payment obligations to Zealand with respect to compounds related to the collaboration that we elect to further develop and meet specified conditions. On August 4, 2021, we and Zealand agreed to resolve the dispute and reached an Arbitration Resolution Agreement. See Note 11 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

During the three and nine months ended September 30, 2021, there were no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 10, 2021.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks have primarily include interest rate sensitivities related to our borrowings and investments.

We had $352.5 million and $307.8 million in cash, cash equivalents and marketable securities at September 30, 2021 and December 31, 2020, respectively. Cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Marketable securities consist of corporate bonds, commercial paper and government bonds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. Based on our interest rate sensitivity analysis, an immediate 100 basis point increase in interest rates would increase our interest income by approximately $2.2 million, while an immediate 100 basis point decrease in interest rates would decrease our interest income by approximately $0.5 million.

Approximately $1.8 million and $1.0 million of our cash balance was located in Australia at September 30, 2021 and December 31, 2020, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on our results of operations.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

From time to time, we may become subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition. We were a party in the arbitration proceeding that was resolved during the third quarter of 2021, described in Note 11 to the condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q.

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

Under “Risks Related to Clinical Development” we describe risks related to on our ongoing clinical development efforts. They include, among others, the following:

●	We have no approved products and no historical product revenue, which makes it difficult to assess our future prospects and financial results.
●	We are heavily dependent on the success of our product candidates in clinical development.
●	Clinical development is a lengthy and expensive process with an uncertain outcome, and failure can occur at any stage of clinical development.
●	Our product candidates may cause undesirable side effects or have other properties adversely impacting safety that delay or prevent their regulatory approval, restrict their approved labeling, or otherwise limit their commercial opportunity, including being required by an independent data monitoring committee or regulatory authorities to, delay or halt our clinical trials, or if such side effects or adverse events are sufficiently severe or prevalent, order us to suspend or cease altogether further development of our product candidates.

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

For example, on September 16, 2021, a full clinical hold by the FDA for the rusfertide clinical studies was triggered by a non-clinical finding in a 26-week rasH2 transgenic mouse model indicating benign and malignant subcutaneous skin tumors. On October 8, 2021, the FDA removed the full clinical hold on our rusfertide clinical studies and dosing in all clinical studies of rusfertide could be resumed. For additional information, see Risk Factor – “Our product candidates may cause undesirable side effects or have other properties adversely impacting safety that delay or prevent their regulatory approval, restrict their approved labeling, or otherwise limit their commercial opportunity” below.

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

All of our product candidates other than rusfertide, PTG-232, PN-235, PN-943 and PTG-100 are in research or pre-clinical development and have not entered into clinical trials. If we are unable to develop, test and commercialize our product candidates, our business will be adversely affected.

As part of our strategy, we seek to discover, develop and commercialize new product candidates in addition to rusfertide, PTG-232, PN-235, PN-943 and PTG-100. Research programs to identify appropriate biological targets, pathways and product candidates require substantial scientific, technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons.

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

For example, on September 16, 2021 the Company’s clinical studies for rusfertide placed on a full clinical hold by the FDA. On October 8, 2021, per the FDA, the full clinical hold was lifted and dosing in all clinical studies of rusfertide could be resumed. We provided the FDA with all requested information as the basis for a Complete Response and subsequent removal of the clinical hold. In particular, we provided the requested individual patient clinical safety reports, updated the investigator brochure and patient informed consent forms, performed a comprehensive review of the most recent safety database, and included new safety and stopping rules in the study protocols. We are working closely with study investigators and clinical trial sites to resume dosing of patients in ongoing clinical trials with rusfertide after patients have been reconsented. The clinical hold was initially triggered by a recent non-clinical finding in a 26-week rasH2 transgenic mouse model indicating benign and malignant subcutaneous skin tumors. The rasH2 signal also prompted a re-examination of the four cases of cancer observed across all rusfertide clinical trials involving over 160 patients, and a comprehensive review of the safety database, including cases of suspected unexpected serious adverse reactions. No additional cancer cases, and no other unexpected safety signals, surfaced in this process.

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

We have incurred significant operating losses every year since inception and expect to continue to incur operating losses for the foreseeable future. As of September 30, 2021, we had an accumulated deficit of $372.5 million. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development. As a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approvals for, our product candidates.

We do not anticipate generating revenue from sales of products for at least several years, if ever, and we do not yet have any product candidates in registration or pivotal clinical trials. If any of our product candidates fail in clinical trials or do not gain regulatory approval or fail to achieve market acceptance, we may never become profitable. Revenue we generate from our collaboration with Janssen, and any future collaboration arrangements may not be sufficient to sustain our operations. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $352.5 million. Based upon our current operating plan and expected expenditures, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months. However, we expect that we will need to have access to substantial additional funds in the future in order to complete clinical development or commercialize our product candidates to a point where our operations generate net cash inflows.

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

Other than our Janssen License and Collaboration Agreement, we have no active collaborations for any of our product candidates. Even if we establish other collaboration arrangements, any such collaboration may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and growth prospects. If we enter into collaborations limited to certain territories, we may not maintain significant rights or control of future development and commercialization of any product candidate subject to the collaboration and potential disputes could develop in the future over the terms of the collaboration and the respective rights of the parties.

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

We currently do not have a marketing or sales organization for the marketing, sales and distribution of pharmaceutical products. In order to commercialize any of our product candidates that receive marketing approval, we will have to build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In the event of successful development of any of our product candidates, we may elect to build a targeted specialty sales force which will be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. With respect to our product candidates, we may choose to partner with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, and in the case of the Janssen License and Collaboration Agreement, we may elect to exercise our Co-Detailing Option (allows us to elect to provide up to 30% of the selling effort in the United States for any IL-23R antagonist compounds approved for commercial sale), which would require us to establish a U.S. sales team. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future revenue will be materially and adversely impacted.

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

As of September 30, 2021, we had 116 full-time equivalent employees, including 92 full-time equivalent employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, scientific, sales, marketing, research, development, regulatory, manufacturing, financial and other resources. In addition, as our operations expand, we expect that we will need to manage relationships with strategic collaborators, CROs, contract manufacturers, suppliers, vendors and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. We may not be successful in accomplishing these tasks in growing our company, and our failure to accomplish any of them could adversely affect our business and operations.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. From January 1, 2020 through September 30, 2021, the reported sale price of our common stock has fluctuated between $5.30 and $50.54 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock, including due to the factors discussed in these “Risk Factors” and elsewhere in this Annual Report.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchases of Shares or of Company Equity Securities

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-37852	3.1	8/16/2016
3.2	Amended and Restated Bylaws	S-1/A	333-212476	3.2	8/1/2016
10.1+†	Second Amendment to the Exclusive Janssen License and Collaboration Agreement, dated July 27, 2021, by and between Protagonist Therapeutics, Inc. and Janssen Biotech, Inc.
10.2+†	Arbitration Resolution Agreement, dated August 4th, 2021, by and among Protagonist Therapeutics, Inc. and Zealand Pharma, A/S.
10.3+	Second Amendment to Lease, dated August 10, 2021, by and between Protagonist Therapeutics, Inc., as Tenant, and BMR-Pacific Research Center, LP as Landlord.
31.1+	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

PROTAGONIST THERAPEUTICS, INC.

Date: November 3, 2021	By:	/s/ Dinesh V. Patel, Ph.D.
`		Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 3, 2021	By:	/s/ Don Kalkofen
Don Kalkofen
Chief Financial Officer
(Principal Financial and Accounting Officer)