Form 10-Q
period 2022-03-31
Protagonist Therapeutics, Inc
filed 2022-05-05
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☒	Accelerated filer	☐
		Smaller reporting company	☐
Non-accelerated filer	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes  ☐    No  ☒

As of April 29, 2022, there were 48,656,189 shares of the registrant’s Common Stock, par value $0.00001 per share, outstanding.

PROTAGONIST THERAPEUTICS, INC.

FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$98,477	$123,665
Marketable securities	206,812	203,235
Receivable from collaboration partner and contract asset - related party	25,150	1,566
Research and development tax incentive receivable	2,878	2,792
Prepaid expenses and other current assets	8,205	9,478
Total current assets	341,522	340,736
Property and equipment, net	2,064	1,798
Restricted cash - noncurrent	225	225
Operating lease right-of-use asset	4,485	4,936
Total assets	$348,296	$347,695
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,159	$1,600
Payable to collaboration partner - related party	380	899
Accrued expenses and other payables	32,874	37,716
Deferred revenue - related party	768	1,601
Operating lease liability - current	2,275	2,200
Total current liabilities	43,456	44,016
Operating lease liability - noncurrent	3,062	3,658
Total liabilities	46,518	47,674
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 90,000,000 shares authorized 48,552,102 and 47,838,330 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	732,542	709,682
Accumulated other comprehensive loss	(472)	(299)
Accumulated deficit	(430,292)	(409,362)
Total stockholders’ equity	301,778	300,021
Total liabilities and stockholders’ equity	$348,296	$347,695

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
License and collaboration revenue - related party	$25,722	$6,189
Operating expenses:
Research and development	36,318	24,245
General and administrative	10,515	5,965
Total operating expenses	46,833	30,210
Loss from operations	(21,111)	(24,021)
Interest income	168	102
Other income (expense), net	13	(79)
Net loss	$(20,930)	$(23,998)
Net loss per share, basic and diluted	$(0.43)	$(0.54)
Weighted-average shares used to compute net loss per share, basic and diluted	48,752,548	44,224,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(20,930)	$(23,998)
Other comprehensive loss:
Gain (loss) on translation of foreign operations	95	(33)
Unrealized loss on marketable securities	(268)	(28)
Comprehensive loss	$(21,103)	$(24,059)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	(Loss) Gain	Deficit	Equity
Three months ended March 31, 2022	Shares	Amount
Balance at December 31, 2021	47,838,330	$—	$709,682	$(299)	$(409,362)	$300,021
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	422,367	—	14,553	—	—	14,553
Issuance of common stock under equity incentive and employee stock purchase plans	299,131	—	2,558	—	—	2,558
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(7,726)	—	(186)	—	—	(186)
Stock-based compensation expense	—	—	5,935	—	—	5,935
Other comprehensive loss	—	—	—	(173)	—	(173)
Net loss	—	—	—	—	(20,930)	(20,930)
Balance at March 31, 2022	48,552,102	$—	$732,542	$(472)	$(430,292)	$301,778

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	(Loss) Gain	Deficit	Equity
Three months ended March 31, 2021	Shares	Amount
Balance at December 31, 2020	43,745,465	$—	$563,389	$28	$(283,811)	$279,606
Issuance of common stock under equity incentive and employee stock purchase plans	200,841	—	1,316	—	—	1,316
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(7,060)	—	(189)	—	—	(189)
Stock-based compensation expense	—	—	2,660	—	—	2,660
Other comprehensive loss	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	(23,998)	(23,998)
Balance at March 31, 2021	43,939,246	$—	$567,176	$(33)	$(307,809)	$259,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(20,930)	$(23,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,935	2,660
Operating lease right-of-use asset amortization	584	444
Net amortization of premium on marketable securities	358	348
Depreciation	249	180
Changes in operating assets and liabilities:
Research and development tax incentive receivable	—	(751)
Receivable from collaboration partner - related party	(23,584)	(1,570)
Prepaid expenses and other assets	1,279	57
Accounts payable	5,559	(344)
Payable to collaboration partner - related party	(519)	4,091
Accrued expenses and other payables	(5,110)	(673)
Deferred revenue - related party	(833)	(8,709)
Operating lease liability	(654)	(491)
Net cash used in operating activities	(37,666)	(28,756)
Cash Flows from Investing Activities
Purchase of marketable securities	(55,832)	(87,205)
Proceeds from maturities of marketable securities	51,629	80,552
Purchases of property and equipment	(273)	(140)
Net cash used in investing activities	(4,476)	(6,793)
Cash Flows from Financing Activities
Proceeds from at-the-market offering, net of issuance costs	14,553	—
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	2,558	1,316
Tax withholding payments related to net settlement of restricted stock units	(186)	(189)
Issuance costs related to prior common stock offering	—	(148)
Net cash provided by financing activities	16,925	979
Effect of exchange rate changes on cash, cash equivalents and restricted cash	29	(23)
Net decrease in cash, cash equivalents and restricted cash	(25,188)	(34,593)
Cash, cash equivalents and restricted cash, beginning of period	123,890	117,818
Cash, cash equivalents and restricted cash, end of period	$98,702	$83,225
Supplemental Disclosure of Non-Cash Financing and Investing Information:
Purchases of property and equipment in accounts payable and accrued liabilities	$235	$97
Issuance costs related to common stock offering included in accrued liabilities and other payables	$25	$58
Issuance costs related to common stock offering included in accrued liabilities and other payables at the end of the previous year	$—	$205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.Organization and Description of Business

Protagonist Therapeutics, Inc. (the “Company”) is headquartered in Newark, California. The Company is a biopharmaceutical company with multiple peptide-based new chemical entities in different stages of clinical development, all derived from the Company's proprietary technology platform. Protagonist Pty Limited (“Protagonist Australia”) is a wholly-owned subsidiary of the Company and is located in Brisbane, Queensland, Australia.

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

Liquidity

As of March 31, 2022, the Company had cash, cash equivalents and marketable securities of $305.3 million. The Company has incurred net losses from operations since inception and had an accumulated deficit of $430.3 million as of March 31, 2022. The Company’s ultimate success depends upon the outcome of its research and development and collaboration activities. The Company expects to incur additional losses in the future and anticipates the need to raise additional capital to continue to execute its long-range business plan. Since the Company’s initial public offering in August 2016, it has financed its operations primarily through proceeds from offerings of common stock and payments received under license and collaboration agreements.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the ongoing COVID-19 pandemic. The impact of the COVID-19 pandemic on the Company's activities depends on a number of factors, including, but not limited to, the duration and severity of the pandemic, including the severity of any additional periods of increases or spikes in the number of cases in the areas the Company and its suppliers operate and areas where the Company’s clinical trial sites are located; the development and spread of COVID-19 variants, the timing, extent, effectiveness and durability of COVID-19 vaccine programs or other treatments; and new or continuing travel and other restrictions and public health measures. The Company has experienced delays in its existing and planned clinical trials due to the worldwide impacts of the pandemic. The Company's future results of operations and liquidity could be adversely impacted by further delays in existing and planned clinical trials, continued difficulty in recruiting patients for these clinical trials, delays in manufacturing and collaboration activities, supply chain disruptions, and the ongoing impact on its operating activities and employees. The extent of the impact of the COVID-19 pandemic remains difficult to predict as this event is ongoing and information continues to evolve. Capital markets and economies worldwide have been negatively impacted and may be further impacted in the future. Such economic disruption could have a material adverse effect on the Company’s business. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's future financial condition, liquidity or results of operations remains uncertain.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the condensed consolidated balance sheet as of March 31, 2022 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s condensed consolidated financial statements. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2022.

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

Due to the ongoing COVID-19 pandemic and military conflict between Ukraine and Russia, there has been uncertainty and disruption in the global economy and financial markets. The Company has taken into consideration any known impacts in its accounting estimates to date and is not aware of any additional specific events or circumstances that would require any additional updates to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this report. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Cash as Reported in Condensed Consolidated Statements of Cash Flows

Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as presented on the condensed consolidated balance sheets.

Cash as reported in the condensed consolidated statements of cash flows consists of (in thousands):

	March 31,
	2022	2021
Cash and cash equivalents	$98,477	$83,000
Restricted cash - noncurrent	225	225
Total cash reported on condensed consolidated statements of cash flows	$98,702	$83,225

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2022 as compared to those disclosed in Note 2. Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Issued Accounting Pronouncements Not Yet Adopted as of March 31, 2022

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

Note 3. License and Collaboration Agreement

Agreement Terms

On July 27, 2021, the Company entered into an amended and restated License and Collaboration Agreement (“Restated Agreement”) with Janssen Biotech, Inc., a Pennsylvania corporation (“Janssen”). The Restated Agreement amends and restates the License and Collaboration Agreement, dated May 26, 2017, by and between the Company and Janssen (as amended by the First Amendment thereto, effective May 7, 2019, the “Original Agreement”). Janssen is a related party to the Company as Johnson & Johnson Innovation - JJDC, Inc., a significant stockholder of the Company, and Janssen are both subsidiaries of Johnson & Johnson. The Original Agreement became effective on July 13, 2017. Upon the effectiveness of the Original Agreement, the Company received a non-refundable, upfront cash payment of $50.0 million from Janssen. Upon the effectiveness of the First Amendment, the Company received a $25.0 million payment from Janssen in 2019. The Company also received a $5.0 million payment triggered by the successful nomination of a second-generation oral Interleukin (“IL”)-23 receptor antagonist development compound (“second-generation compound”) during the first quarter of 2020 and a $7.5 million payment triggered by the completion of data collection activities for the first Phase 1 clinical trial of a second-generation compound during the fourth quarter of 2021. In March 2022, the Company became eligible to receive a $25.0 million milestone payment in connection with the dosing of the third patient in the first Phase 2 clinical trial for a second-generation compound.

The Restated Agreement relates to the development, manufacture and commercialization of oral IL-23 receptor antagonist drug candidates. The candidates nominated for initial development pursuant to the Restated Agreement include PTG-200 (JN-67864238), PN-232 (JNJ-75105186) and PN-235 (JNJ-77242113). PTG-200 is an oral IL-23 receptor antagonist that was in Phase 2a development for the treatment of Crohn’s disease (“CD”). During the fourth quarter of 2021, following a pre-specified interim analysis criteria, a portfolio decision was made by Janssen to stop further development of both PTG-200 and PN-232 in favor of advancing PN-235, based on its superior potency and overall pharmacokinetic and pharmacodynamic profile. Janssen is primarily responsible for the conduct of all future trials, including these anticipated Phase 2 trials, and the Company is primarily responsible for the conduct of the second-generation Phase 1 trials.

Pursuant to the Restated Agreement, the parties have:

●	amended development milestones to reflect Janssen’s expected development of collaboration compounds for multiple indications in the IL-23 pathway;
●	limited the Company’s further development and related expense obligations under the Restated Agreement to the PTG-200 Phase 2a trial and the ongoing Phase 1 trials in PN-232 and PN-235; Janssen is responsible for all other future development and related expenses under the Restated Agreement; and
●	concluded the parties’ two-year research collaboration, while enabling Janssen to continue conducting additional research through July 2024 on compounds developed pursuant to the Original Agreement.

The Restated Agreement enables Janssen to develop collaboration compounds for multiple indications. Under the Restated Agreement, Janssen is required to use commercially reasonable efforts to develop at least one collaboration compound for at least two indications.

The Company’s development cost obligations in the Original Agreement for the period following the effective date of the Original Agreement were as follows: (a) up to $20.0 million of costs related to up to three Phase 1 trials of second-generation compounds; (b) up to $20.0 million of costs related to Phase 2a and 2b costs for PTG-200 (i.e., 20% of the first $100.0 million in costs); and (c) up to $25.0 million in costs related to up to two Phase 2 trials evaluating second-generation compounds.

The Company’s continuing development expense obligations under the Restated Agreement are as follows: (a) the Company funded 20% of the costs related to the Phase 2a trial evaluating PTG-200 for the treatment of CD (subject to a $20.0 million cap); (b) the Company was responsible for 50% of agreed-upon costs related to the ongoing Phase 1 trial evaluating PN-235 incurred through January 4, 2021; and (c) the Company was responsible for 100% of agreed-upon costs related to the Phase 1 trial evaluating PN-232.

Certain of the Company’s previous development expense obligations under the Original Agreement were limited or eliminated as follows: (a) the Company’s previous $25.0 million obligation for 20% of costs related to Phase 2 trials for second-generation products was eliminated; (b) the Company’s previous $5.0 million obligation for 50% of the costs of a potential third Phase 1 trial evaluating a second-generation compound was eliminated; and (c) the Company had no obligation to fund any portion of any Phase 2b or other trial evaluating PTG-200 beyond the Phase 2a trial in CD.

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

Upcoming potential development milestones for second-generation compounds include:

●	$10.0 million for dosing of the third patient in the first Phase 2 clinical trial for any second-generation compound for a second indication (i.e., an indication different than the indication which triggered the $25.0 million milestone described above);
●	$50.0 million for dosing of the third patient in a Phase 3 clinical trial for a second-generation compound for any indication;

●	$15.0 million for dosing of the third patient in a Phase 3 clinical trial for a second-generation compound for a second indication; and
●	$115.0 million for a Phase 3 clinical trial for a second-generation compound for any indication meeting its primary clinical endpoint.

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

The Company determined that the license was not distinct from the revised development services within the context of the agreement because the revised development services did not change the utility of the intellectual property. The Company also concluded that the remaining development services are not distinct from the partially delivered combined promise comprised under the agreement prior to the Restated Agreement of the development license and PTG-200, PN-232 and PN-235 services, including compound supply and other services. Therefore, the Restated Agreement is treated as if it were part of the Original Agreement. The Restated Agreement was accounted for as if it were a modification of services under the Original Agreement by applying a cumulative catch-up adjustment to revenue. As of the effective date of the Restated Agreement, the Company calculated the adjusted cumulative revenue under the Restated Agreement with primary updates to the transaction price, including the release of and update of prior constraints and fewer remaining services to be provided, resulting in a cumulative adjustment that increased revenue by $8.0 million for the year ended December 31, 2021.

The contract duration is defined as the period in which parties to the contract have present enforceable rights and obligations. For revenue recognition purposes, the duration of the Restated Agreement for the identified single initial performance obligations began on the Original Agreement effective date of July 13, 2017 and will end upon the later of the end of Phase 2a for PTG-200 in CD or the completion of a Phase 1 clinical trial for either PN-232 or PN-235. Final activities related to these trials are expected to be completed in 2022.

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

The transaction price of the initial performance obligation under the Restated Agreement was $131.5 million as of March 31, 2022, an increase of $25.0 million from the transaction price of $106.5 million as of December 31, 2021. In order to determine the transaction price, the Company evaluated all payments to be received during the duration of the contract, net of development costs reimbursement expected to be payable to Janssen. The transaction price as of March 31, 2022 includes $87.5 million of nonrefundable payments received to date, the $25.0 million milestone payment receivable following dosing of the third patient in the Phase 2b clinical trial of PN-235, $17.9 million of reimbursement from Janssen for services performed for IL-23 receptor antagonist compound research costs and other services, and estimated variable consideration consisting of $8.2 million of development cost reimbursement receivable from Janssen, partially offset by $7.1 million of net cost reimbursement due to Janssen for services performed. The Company concluded that the variable consideration constraint is appropriately reflected in the estimated transaction as of March 31, 2022, and that the achievement of future milestones is subject to additional development and/or regulatory uncertainty and therefore it is not probable at March 31, 2022 that a material reversal of such revenues would not occur. Janssen also opted in for certain additional services to be performed by the Company that are outside the initial performance obligation. Revenue for these additional services is recognized as these services are performed.

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

For the three months ended March 31, 2022 and 2021, the Company recognized license and collaboration revenue of $25.7 million and $5.6 million, respectively, which was primarily related to the transaction price under the Restated Agreement recognized based on proportional performance. In addition, the Company recognized $0.6 million in revenue for the three months ended March 31, 2021 related to additional services provided by the Company under the agreement. No such revenue related to additional services provided by the Company was recognized for the three months ended March 31, 2022.

The following tables present changes in the Company’s contract assets and liabilities during the periods presented (in thousands):

	Balance at			Balance at
	Beginning of			End of
Three Months Ended March 31, 2022	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$1,566	$25,150	$(1,566)	$25,150
Contract liabilities:
Deferred revenue - related party	$1,601	$25,658	$(26,491)	$768
Payable to collaboration partner - related party	$899	$330	$(849)	$380

	Balance at			Balance at
	Beginning of			End of
Three Months Ended March 31, 2021	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$2,426	$1,570	$—	$3,996
Contract liabilities:
Deferred revenue - related party	$14,477	$1,017	$(9,726)	$5,768
Payable to collaboration partner - related party	$2,732	$4,091	$—	$6,823

During the three months ended March 31, 2022 and 2021, the Company recognized revenue of $13,000 and $1.1 million, respectively, from amounts included in the deferred revenue contract liability balance at the beginning of each period.

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

The following table presents the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$35,422	$—	$—	$35,422
Commercial paper	—	138,084	—	138,084
Corporate debt securities	—	45,350	—	45,350
U.S. Treasury and agency securities	—	77,648	—	77,648
Supranational and sovereign government securities	—	3,000	—	3,000
Total financial assets carried at fair value	$35,422	$264,082	$—	$299,504

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$39,854	$—	$—	$39,854
Commercial paper	—	157,141	—	157,141
Corporate debt securities	—	75,548	—	75,548
U.S. Treasury and agency securities		40,017	—	40,017
Supranational and sovereign government securities	—	6,010	—	6,010
Total financial assets carried at fair value	$39,854	$278,716	$—	$318,570

The Company’s commercial paper, corporate debt securities, U.S. Treasury and agency securities, including U.S. Treasury bills, and supranational and sovereign government securities are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

The carrying amount of our remaining financial assets and liabilities, including cash, receivables and payables, approximates their fair value due to their short-term nature.

Note 5. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following (in thousands):

	March 31, 2022
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$35,422	$—	$—	$35,422
Commercial paper	138,123	1	(40)	138,084
Corporate debt securities	45,455	—	(105)	45,350
U.S. Treasury and agency securities	77,915	1	(268)	77,648
Supranational and sovereign government securities	3,000	—	—	3,000
Total cash equivalents and marketable securities	$299,915	$2	$(413)	$299,504
Classified as:
Cash equivalents				$92,692
Marketable securities - current				206,812
Total cash equivalents and marketable securities				$299,504

	December 31, 2021
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$39,854	$—	$—	$39,854
Commercial paper	157,157	—	(16)	157,141
Corporate debt securities	75,598	—	(50)	75,548
U.S. Treasury and agency securities	40,093	—	(76)	40,017
Supranational and sovereign government securities	6,011	—	(1)	6,010
Total cash equivalents and marketable securities	$318,713	$—	$(143)	$318,570
Classified as:
Cash equivalents				$115,335
Marketable securities - current				203,235
Total cash equivalents and marketable securities				$318,570

Marketable securities – current of $206.8 million and $203.2 million held at March 31, 2022 and December 31, 2021, respectively, had contractual maturities of less than one year. The Company does not intend to sell its securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be at maturity. There were no realized gains or realized losses on marketable securities for the periods presented. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis.

Note 6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid clinical and research related expenses	$4,579	$5,242
Prepaid insurance	1,429	1,746
Other prepaid expenses	1,721	1,515
Other receivable	476	975
Prepaid expenses and other current assets	$8,205	$9,478

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Laboratory equipment	$4,619	$4,156
Furniture and computer equipment	1,072	1,023
Leasehold improvements	898	877
Total property and equipment	6,589	6,056
Less: accumulated depreciation	(4,525)	(4,258)
Property and equipment, net	$2,064	$1,798

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued clinical and research related expenses	$27,514	$27,950
Accrued employee related expenses	2,643	7,125
Accrued professional service fees	1,063	734
Accrued collaboration payments	1,500	1,500
Other	154	407
Total accrued expenses and other payables	$32,874	$37,716

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

See Note 9. Commitments and Contingencies – Legal Proceedings for additional information on the results of arbitration proceedings related to this research and collaboration agreement

Milestone payments to collaboration partners are recorded as research and development expense in the period that the expense is incurred. No research and development expense was recorded under the Zealand collaboration agreement for the three months ended March 31, 2022 or March 31, 2021.

Note 8. Research and Development Tax Incentive

The Company did not recognize any research and development cash tax incentive from Australian Tax Office (“ATO”) during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company recognized AUD 1.0 million ($0.8 million) as a reduction of research and development expenses in connection with the research and development cash tax incentive from the ATO. As of March 31, 2022 and December 31, 2021, the research and development cash tax incentive receivable was AUD 3.8 million ($2.9 million) and AUD 3.8 million ($2.8 million), respectively.

Note 9. Commitments and Contingencies

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

On August 4, 2021, the Company and Zealand agreed to resolve the dispute and reached an Arbitration Resolution Agreement. Under the Arbitration Resolution Agreement, (1) the Company is required to make an additional payment of $1.5 million to Zealand in August 2022 with respect to rusfertide, (2) all development milestones with respect of rusfertide were reduced by 50%, except that the Company agreed to pay in full within two (2) business days after the effective date of the Agreement (and timely paid): (i) a $1.0 million milestone for initiation of a Phase 2b clinical trial; and (ii) a $1.5 million milestone for initiation of a Phase 3 clinical trial; (3) the royalty rates payable by the Company on net sales of rusfertide were reduced by 50%; (4) all sales milestone payments on net sales of rusfertide were reduced by 50%; (5) the parties agreed that each party will retain all payments previously made by the other party in connection with the original collaboration agreement; and (6) the parties released claims related to the original collaboration agreement, the abandonment agreement and the arbitration. In addition to the payments specified in items (1) and (2) above, the Company may also be required to pay Zealand up to $2.75 million in future development milestone payments relating to rusfertide. Those payments include up to $1.0 million in the aggregate for registrational proposals and up to $1.75 million in the aggregate for commercial launch in the three geographic territories specified in the original collaboration agreement.

The Company considered the outcome of these arbitration proceedings as being related to its research and development project; therefore, payments or milestone payments were recorded as research and development expenses. As a result, no related legal accruals were recognized as of March 31, 2022.

Note 10. Stockholders’ Equity

In August 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which the Company sold an aggregate of 2,750,000 shares of its common stock at a price of $8.00 per share, for aggregate net proceeds of $21.7 million, after deducting offering expenses payable by the Company. In a concurrent private placement, the Company issued the Investors warrants to purchase an aggregate of 2,750,000 shares of its common stock (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant is exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $15.00 per share. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the Warrants may be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, the Company granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. The common stock and warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and the net proceeds from the transaction were recorded as a credit to additional paid-in capital. As of March 31, 2022, none of the Warrants have been exercised.

In December 2018, the Company entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.00001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.00001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. In accordance with Accounting Standards Codification Topic 505, Equity, the Company recorded the retirement of the common stock exchanged as a reduction of common stock shares outstanding and a corresponding debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants are classified as equity in accordance with ASC 480, and fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. As of March 31, 2022, 400,000 of the Exchange Warrants remain unexercised.

In October 2019, the Company filed a registration statement on Form S-3 (File No. 333-234414) that was declared effective as of November 22, 2019 and permits the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $250.0 million of its common stock, preferred stock, debt securities and warrants (the “2019 Form S-3”). Up to a maximum of $75.0 million of the maximum aggregate offering price of $250.0 million may be issued and sold pursuant to an at-the market (“ATM”) financing facility under a sales agreement entered into by the Company on November 27, 2019 (the “2019 Sales Agreement”). In January 2022, the Company sold 422,367 shares of its common stock under its ATM financing facility pursuant to the 2019 Sales Agreement for net proceeds of $14.6 million, after deducting issuance costs. As of March 31, 2022, a total of $79.3 million of securities remained available for sale under the 2019 Form S-3, $17.0 million of which remained available for sale under the ATM financing facility. The 2019 Form S-3 expires in October 2022.

In December 2020, the Company filed an automatic registration statement on Form S-3ASR and an accompanying prospectus (File No. 333-251254). In June 2021, pursuant to this Form S-3ASR, the Company completed an underwritten public offering of 3,046,358 shares of its common stock at a public offering price of $37.75 per share and issued an additional 456,953 shares of common stock at a price of $37.75 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs paid by the Company, were $123.8 million. The Form S-3ASR expires in December 2023.

Note 11. Equity Plans

Equity Incentive Plan

In July 2016, the Company’s board of directors and stockholders approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) to replace the 2007 Stock Option Plan. The 2016 Plan is administered by the board of directors, or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2016 Plan expire no later than ten years from the date of grant. As of March 31, 2022, 1,095,340 shares were available for issuance under the 2016 Plan.

Inducement Plan

In May 2018, the Company’s board of directors approved the 2018 Inducement Plan, as subsequently amended. The 2018 Inducement Plan is a non-stockholder approved stock plan, under which the Company awards options and restricted stock unit awards to persons that were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company, within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2018 Inducement Plan is administered by the board of directors or the Compensation Committee of the board, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2018 Inducement Plan expire no later than ten years from the date of grant. As of March 31, 2022, 743,125 shares were available for issuance under the Amended and Restated 2018 Inducement Plan.

Stock Options

Stock option activity under the Company’s equity incentive and inducement plans is set forth below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life (years)	Value (1)
				(in millions)
Balances at December 31, 2021	5,890,540	$17.66	7.47	$102.7
Options granted	1,122,100	28.85
Options exercised	(165,488)	11.68
Options forfeited	(37,542)	39.04
Balances at March 31, 2022	6,809,610	$19.53	7.37	$46.0
Options exercisable – March 31, 2022	3,349,241	$13.59	6.05	$34.5
Options vested and expected to vest – March 31, 2022	6,809,610	$19.53	7.37	$46.0
(1)	The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on March 31, 2022. The calculation excludes options with an exercise price higher than the closing price of the Company’s common stock on March 31, 2022.

The estimated weighted-average grant-date fair value of common stock underlying options granted to employees during the three months ended March 31, 2022 was $22.56 per share.

Stock Options Valuation Assumptions

The fair value of employee stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31,
	2022	2021
Expected term (in years)	5.27- 6.08	5.27- 6.08
Expected volatility	97.1% - 98.2%	89.8% - 90.2%
Risk-free interest rate	1.64% - 2.13%	0.11% - 0.97%
Dividend yield	—	—

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

Expected Volatility—For the year ended December 31, 2021, the Company’s expected volatility was estimated based upon a mix of 50% of the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants and 50% of the volatility of the Company’s stock price since its initial public offering in August 2016. Beginning January 1, 2022, the Company’s expected volatility is estimated based upon a mix of 25% of the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants and 75% of the volatility of the Company’s stock price since its initial public offering in August 2016.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

Restricted Stock Units

Restricted stock unit activity under the Company’s equity incentive plans is set forth below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSUs at December 31, 2021	405,972	$20.13
Granted	312,550	28.73
Vested	(104,712)	14.73
Forfeited	(7,000)	28.73
Unvested RSUs at March 31, 2022	606,810	$24.61

Performance Stock Units

Performance stock unit (“PSU”) activity under the Company’s equity incentive plans is set forth below:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Unvested PSUs at December 31, 2021	105,500	$23.57
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested PSUs at March 31, 2022	105,500	$23.57

The terms of the unvested PSUs provide for 100% of shares to be earned based on the achievement of certain pre-determined performance objectives, subject to the participant’s continued employment. The PSUs will expire on February 28, 2026 if the performance objectives are not achieved. The PSUs will vest, if at all, upon certification by the Compensation Committee of the Company’s Board of Directors of the actual achievement of the performance objectives, subject to specified change of control exceptions. Stock-based compensation expense associated with PSUs is based on the fair value of the Company’s common stock on the grant date, which equals the closing price of the Company’s common stock on the grant date. The Company recognizes compensation expense over the vesting period of the awards that are ultimately expected to vest when the achievement of the related performance objective becomes probable. The total fair value of outstanding PSUs as of March 31, 2022 was $2.5 million. As of March 31, 2022, the achievement of the related performance objective was deemed not probable and, accordingly, no stock-based compensation for the PSUs has been recognized as expense as of March 31, 2022.

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“2016 ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period. During the three months ended March 31, 2022, a total of 28,931 shares of common stock were issued under the 2016 ESPP, and 1,285,068 shares remain available for issuance as of March 31, 2022.

Stock-Based Compensation

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$3,326	$1,475
General and administrative	2,609	1,185
Total stock-based compensation expense	$5,935	$2,660

As of March 31, 2022, total unrecognized stock-based compensation expense was approximately $73.6 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years.

Note 12. Net Loss per Share

As the Company had net losses for the three months ended March 31, 2022 and 2021, all potential weighted average dilutive common shares were determined to be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(20,930)	$(23,998)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	48,752,548	44,224,169
Net loss per share, basic and diluted	$(0.43)	$(0.54)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share computations for the periods presented because their inclusion would be anti-dilutive:

	March 31,
	2022	2021
Options to purchase common stock	6,809,610	5,698,164
Common stock warrants	2,750,000	2,750,000
Restricted stock units	606,810	448,380
Performance stock units	105,500	110,500
ESPP shares	19,762	16,778
Total	10,291,682	9,023,822

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this quarterly report (this “Quarterly Report”) on Form 10-Q and with our Audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022.

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

Our Product Pipeline

Our most advanced clinical asset, rusfertide (generic name for PTG-300), is an injectable hepcidin mimetic in development for the potential treatment of erythrocytosis, iron overload and other blood disorders. Hepcidin is a key hormone in regulating iron equilibrium and is critical to the proper development of red blood cells. Rusfertide mimics the effect of the natural hormone hepcidin, but with greater potency, solubility and stability. We initiated REVIVE, a Phase 2 proof of concept (“POC”) trial in the blood disorder polycythemia vera (“PV”), in the third quarter of 2019. We completed enrollment of patients in the ongoing REVIVE Phase 2 clinical trial of rusfertide in PV in the first quarter of 2022 with a target of approximately 50 patients to be enrolled through the end of the randomization portion of the trial. We initiated a Phase 2 POC trial in hereditary hemochromatosis (“HH”) in January 2020, which was completed during the fourth quarter of 2021. During the first quarter of 2021, we initiated PACIFIC, another Phase 2 trial for rusfertide in up to 20 patients diagnosed with PV and with routinely elevated hematocrit levels (>48%). Data from these trials presented at medical conferences in 2021 provided evidence regarding the potential of rusfertide for managing hematocrit, reducing thrombotic risk and improving iron deficiency symptoms. Rusfertide has a unique mechanism of action in the potential treatment of PV, which may enable it to specifically decrease and maintain hematocrit levels within the range of recommended clinical guidelines without causing the iron deficiency that can occur with frequent phlebotomy.

On September 16, 2021, the U.S. Food and Drug Administration (“FDA”) placed a clinical hold on our rusfertide clinical trials following our submission to the FDA of findings in a 26-week rasH2 transgenic mouse carcinogenicity study. In October 2021, we submitted a Complete Response to the FDA related to the clinical hold, and the FDA removed the clinical hold on October 8, 2021. In our Complete Response, we provided the individual patient clinical safety reports the FDA requested for human cancers observed in rusfertide clinical trials, updated the investigator brochure and patient informed consent forms for ongoing rusfertide trials, proposed new safety and stopping rules in trial protocols for our ongoing rusfertide clinical trials, and performed a comprehensive review of our rusfertide safety database. Dosing of patients and enrollment in ongoing clinical trials with rusfertide resumed in the fourth quarter of 2021.

Based on ongoing end of Phase 2 feedback provided by the FDA’s Division of Nonmalignant Hematology and written comments from the European Medicines Agency (“EMA”), we activated sites and initiated patient screening for VERIFY, a global Phase 3 clinical trial of rusfertide in PV, in the first quarter of 2022. Patient enrollment in VERIFY is expected to be completed in the first half of 2023.

The FDA granted orphan drug designation for rusfertide for the treatment of PV in June 2020, and Fast Track designation for rusfertide for the treatment of PV in December 2020. The EMA granted orphan drug designation for rusfertide for treatment of PV in October 2020. The FDA granted Breakthrough Therapy Designation for rusfertide for the treatment of PV in June 2021. In April 2022, we received a letter from the FDA indicating the FDA’s intent to rescind Breakthrough Therapy Designation for rusfertide in PV. We submitted a meeting request to the FDA, along with a briefing document articulating why we believe rusfertide continues to warrant Breakthrough Therapy Designation. The FDA letter does not relate to the rusfertide Fast Track Designation, which remains active.

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

PN-943 is an investigational, orally delivered, gut-restricted α4β7 specific integrin antagonist for inflammatory bowel disease (“IBD”). We submitted a U.S. Investigational New Drug application with the FDA for PN-943 in December 2019, which took effect in January 2020. During the second quarter of 2020 we initiated IDEAL, a 159 patient Phase 2 trial evaluating the safety, tolerability and efficacy of PN-943 in patients with moderate to severe UC. This trial includes a 12-week induction period and a 40-week extended treatment period. Enrollment in IDEAL was completed during the first quarter of 2022. Patients were randomized to either twice daily (“BID”) with 150 mg or 450 mg PN-943, or placebo, for 12 weeks and analyzed for outcome measures. Topline data from the 12-week induction period reported in April 2022 demonstrated that while the higher 450 mg BID dose arm did not meet the prespecified primary endpoint, the lower 150 mg BID dose arm achieved 27.5% clinical remission with a delta of 13% versus placebo, with strong concordance across several key proxies including histological and endoscopic endpoints for efficacy. Consistent with the goals of a Phase 2 study and based on the safety and efficacy data from the 150 mg BID arm, IDEAL achieved clinical POC and validation for an oral, gut-restricted approach for UC via blockade of the α4β7 pathway. We are currently finalizing the study design for a registrational Phase 3 trial anchored around the 150 mg BID dose of PN-943, pending regulatory guidance. We intend to pursue further clinical development in collaboration with a large pharmaceutical partner or through a structured financing arrangement.

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

In October 2020, we and Janssen announced the selection of two second-generation IL23-R antagonists for advancement into clinical development, PN-232 (JNJ-75105186) and PN-235 (JNJ-77242113). During the fourth quarter of 2021, following a pre-specified interim analysis criteria, a portfolio decision was made by Janssen to stop further development of both PTG-200 and PN-232 favor of advancing PN-235, based on its superior potency and overall pharmacokinetic and pharmacodynamic profile. A PN-235 Phase 1 trial was completed in the fourth quarter of 2021. Janssen initiated FRONTIER 1, a 240-patient Phase 2b clinical trial of PN-235 in moderate-to-severe plaque psoriasis, in February 2022 and is expected to initiate a separate Phase 2 trial of PN-235 in IBD in 2023.

During the fourth quarter of 2021, we received a $7.5 million milestone payment from Janssen triggered by the completion of data collection for PN-235 Phase 1 activities. In March 2022, we became eligible to receive a $25.0 million milestone payment in connection with the dosing of a third patient in FRONTIER 1, which we received in April 2022. We will be eligible to receive a $10.0 million milestone payment in connection with the dosing of a third patient in the second Phase 2 trial of a second-generation candidate. We remain eligible for up to approximately $875.0 million in development-related milestone payments, in addition to the $112.5 million in milestone payments already earned.

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

COVID-19 Business Impact

We are subject to risks and uncertainties as a result of the ongoing COVID-19 pandemic. The severity of the impact of the COVID-19 pandemic on our activities depends on a number of factors, including, but not limited to, the duration and severity of the pandemic, including the severity of any additional periods of increases or spikes in the number of cases in the areas we and our suppliers operate and areas where our clinical trial sites are located; the development and spread of COVID-19 variants, the timing, extent, effectiveness and durability of COVID-19 vaccine programs or other treatments; and new or continuing travel and other restrictions and public health measures. We have experienced delays in our existing and planned clinical trials due to the worldwide impacts of the pandemic. Our future results of operations and liquidity could be adversely impacted by further delays in existing and planned clinical trials, continued difficulty in recruiting patients for these clinical trials, delays in manufacturing and collaboration activities, supply chain disruptions, and the ongoing impact on our operating activities and employees. The extent of the impact of the COVID-19 pandemic remains difficult to predict as this event is ongoing and information continues to evolve. Capital markets and economies worldwide have been negatively impacted and may be further impacted in the future. Such economic disruption could have a material adverse effect on our business. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact our future financial condition, liquidity or results of operations remains uncertain.

Operations

We have incurred net losses in each year since inception and we do not anticipate achieving sustained profitability in the foreseeable future. Our net loss was $20.9 million and $24.0 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $430.3 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research, development and other expenses related to our ongoing operations, product development, and pre-commercialization activities. As a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approval for, our product candidates.

Janssen License and Collaboration Agreement

On July 27, 2021, we entered into an amended and restated License and Collaboration Agreement (“Restated Agreement”) with Janssen. The Restated Agreement amends and restates the License and Collaboration Agreement, dated May 26, 2017, by and between us and Janssen (as amended by the First Amendment thereto, effective May 7, 2019, the “Original Agreement”). Janssen is a related party to us as Johnson & Johnson Innovation - JJDC, Inc., a significant stockholder of ours, and Janssen are both subsidiaries of Johnson & Johnson. The Original Agreement became effective on July 13, 2017. Upon the effectiveness of the Original Agreement, we received a non-refundable, upfront cash payment of $50.0 million from Janssen. Upon the effectiveness of the First Amendment, we received a $25.0 million payment from Janssen in 2019. We also received a $5.0 million payment triggered by the successful nomination of a second-generation IL-23R antagonist development compound during the first quarter of 2020. In the fourth quarter of 2021, we received a $7.5 million milestone payment from Janssen triggered by completion of the data collection for PN-235 Phase 1 activities. In April 2022, we received a $25.0 million milestone payment in connection with the initiation of the first Phase 2 trial of a second-generation candidate. See Note 3 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

There have been no material changes to our critical accounting policies during the three months ended March 31, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

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

Research and development expenses consist primarily of the following:

●	expenses incurred under agreements with clinical trial sites that conduct research and development activities on our behalf;
●	employee-related expenses, which include salaries, benefits and stock-based compensation;
●	laboratory vendor expenses related to the preparation and conduct of pre-clinical, non-clinical and clinical studies;

●	costs related to production of clinical supplies and non-clinical materials, including fees paid to contract manufacturers;
●	license fees and milestone payments under license and collaboration agreements; and
●	facilities and other allocated expenses, which include expenses for rent and maintenance of facilities, information technology, depreciation and amortization expense and other supplies.

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

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended March 31,
	2022	2021

	(Dollars in thousands)
Clinical and development expense — PN-943	$15,741	$7,724
Clinical and development expense — rusfertide (PTG-300)	13,377	10,079
Clinical and development expense — PN-235	221	1,799
Clinical and development expense — PN-232	68	—
Clinical and development expense — PTG-200	(6)	1
Clinical and development expense — PTG-100	190	109
Pre-clinical and drug discovery research expense	6,727	5,361
Grants and tax incentives expense reimbursement, net	—	(828)
Total research and development expenses	$36,318	$24,245

We expect our research and development expenses will increase as we progress our product candidates into later stage clinical trials, add to the number of ongoing clinical trials, advance our discovery research projects into the pre-clinical stage and continue our early-stage research and prepare for the commercialization of our product candidates. The process of conducting research, identifying potential product candidates and conducting pre-clinical and clinical trials necessary to obtain regulatory approval and commencing pre-commercialization activities is costly and time intensive. We may never succeed in achieving marketing approval for our product candidates regardless of our costs and efforts. The probability of success of our product candidates may be affected by numerous factors, including pre-clinical data, clinical data, competition, manufacturing capability, our cost of goods to be sold, our ability to receive, and the timing of, regulatory approvals, market conditions, and our ability to successfully commercialize our products if they are approved for marketing. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. Our research and development programs are subject to change from time to time as we evaluate our priorities and available resources.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of amounts related to foreign exchange gains and losses and related items.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,		Dollar	%
	2022	2021	Change	Change

	(Dollars in thousands)
License and collaboration revenue - related party	$25,722	$6,189	$19,533	316
Operating expenses:
Research and development (1)	36,318	24,245	12,073	50
General and administrative (2)	10,515	5,965	4,550	76
Total operating expenses	46,833	30,210	16,623	55
Loss from operations	(21,111)	(24,021)	2,910	(12)
Interest income	168	102	66	65
Other income (expense), net	13	(79)	92	(116)
Net loss	$(20,930)	$(23,998)	$3,068	(13)
(1)	Includes $3.3 million and $1.5 million of non-cash stock-based compensation expense for the three months ended March 31, 2022 and 2021, respectively.
(2)	Includes $2.6 million and $1.2 million of non-cash stock-based compensation expense for the three months ended March 31, 2022 and 2021, respectively.

License and Collaboration Revenue

License and collaboration revenue increased $19.5 million, or 316%, from $6.2 million for the three months ended March 31, 2021 to $25.7 million for the three months ended March 31, 2022. The increase in revenue was primarily due to an increase in transaction price and proportional performance resulting from the $25.0 million milestone payment we became eligible to receive in March 2022 upon the dosing of the third patient in the Janssen Phase 2b FRONTIER 1 trial of PN-235 for moderate-to-severe plaque psoriasis.

We determined that the transaction price of the initial performance obligation under the Restated Janssen License and Collaboration Agreement was $131.5 million as of March 31, 2022, an increase of $25.0 million from the transaction price of $106.5 million as of December 31, 2021. In order to determine the transaction price, we evaluated all payments to be received during the duration of the contract, net of development costs reimbursement expected to be payable to Janssen. The transaction price as of March 31, 2022 includes $87.5 million of nonrefundable payments received to date, the $25.0 million milestone payment receivable following the dosing of the third patient in the Phase 2b FRONTIER 1 clinical trial of PN-235, $17.9 million of reimbursement from Janssen for services performed for IL-23 receptor antagonist compound research costs and other services, and estimated variable consideration consisting of $8.2 million of development cost reimbursement receivable from Janssen, partially offset by $7.1 million of net cost reimbursement due to Janssen for services performed. The increase in transaction price from December 31, 2021 to March 31, 2022 was due primarily to the $25.0 million milestone payment we became eligible to receive in March 2022 upon the dosing of the third patient in the Janssen Phase 2b FRONTIER 1 trial for moderate-to-severe plaque psoriasis. We re-evaluate the transaction price each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Research and Development Expenses

	Three Months Ended March 31,		Dollar	%
	2022	2021	Change	Change

	(Dollars in thousands)
Clinical and development expense — PN-943	$15,741	$7,724	$8,017	104
Clinical and development expense — rusfertide (PTG-300)	13,377	10,079	3,298	33
Clinical and development expense — PN-235	221	1,799	(1,578)	(88)
Clinical and development expense — PN-232	68	—	68	*
Clinical and development expense — PTG-200	(6)	1	(7)	*
Clinical and development expense — PTG-100	190	109	81	74
Pre-clinical and drug discovery research expense	6,727	5,361	1,366	25
Grants and tax incentives expense reimbursement, net	—	(828)	828	(100)
Total research and development expenses	$36,318	$24,245	$12,073	50

*Percentage not meaningful

Research and development expenses increased $12.1 million, or 50%, from $24.2 million for the three months ended March 31, 2021 to $36.3 million for the three months ended March 31, 2022. The increase was primarily due to an increase of $8.0 million in PN-943 contract manufacturing costs and clinical expenses related to the Phase 2 IDEAL trial in UC initiated in 2020, an increase of $3.3 million in rusfertide clinical and contract manufacturing expenses for VERIFY, the global Phase 3 clinical trial in PV initiated in the first quarter of 2022, an increase of $1.4 million in pre-clinical and drug discovery research expenses, and a decrease of $0.8 million in Australia research and tax incentive expense reimbursement. These increases were partially offset by a decrease of $1.6 million in clinical and development expenses for the PN-235 Phase 1 trial under the Janssen License and Collaboration agreement, which was completed in the fourth quarter of 2021.

We had 97 and 63 full-time equivalent research and development employees as of March 31, 2022 and 2021, respectively.

General and Administrative Expenses

General and administrative expenses increased $4.6 million, or 76%, from $6.0 million for the three months ended March 31, 2021 to $10.5 million for the three months ended March 31, 2022 primarily due to increases of $2.1 million in personnel expenses and $2.5 million in expenses to support the growth of our business and other costs. The increase in personnel expenses was primarily due to increases of $1.4 million in stock-based compensation expense and $0.7 million in wages and benefits.

We had 25 and 20 full-time equivalent general and administrative employees as of March 31, 2022 and 2021, respectively.

Interest Income

Interest income increased $0.1 million, or 65%, from $0.1 million for the three months ended March 31, 2021 to $0.2 million for the three months ended March 31, 2022. This increase was due primarily to higher yields on invested balances during a period of increasing interest rates compared to the prior year period.

Liquidity and Capital Resources

Sources of Liquidity

Historically, we have funded our operations primarily from net proceeds from the sale of shares of our common stock and the receipt of payments under collaboration agreements.

In October 2019, we filed a registration statement on Form S-3 (File no. 333-234414) that was declared effective as of November 22, 2019 and permits the offering, issuance, and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities and warrants (the “2019 Form S-3”). Up to a maximum of $75.0 million of the maximum aggregate offering price of $250.0 million may be issued and sold pursuant to an ATM financing facility under a sales agreement we entered into on November 27, 2019 (the “2019 Sales Agreement”). In January 2022, we issued 422,367 shares of our common stock under our ATM financing facility for net proceeds of $14.6 million, after deducting issuance costs. As of March 31, 2022, a total of $79.3 million of common stock remained available for sale under the 2019 Form S-3, $17.0 million of which remained available for sale under the ATM financing facility. This Form S-3 expires in October 2022.

In December 2020, we filed an automatic registration statement on Form S-3ASR and an accompanying prospectus (File No. 333-251254). In June 2021, pursuant this S-3ASR, we completed an underwritten public offering of 3,046,358 shares of common stock at a public offering price of $37.75 per share and issued an additional 456,953 shares of common stock at a public offering price of $37.75 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commission and offering costs paid by us, were $123.8 million. This Form S-3ASR expires in December 2023.

We have received $112.5 million in non-refundable payments from Janssen since the inception of the Janssen License and Collaboration Agreement in 2017 through the date of this report as follows:

●	Upon effectiveness of the agreement, we received a non-refundable, upfront cash payment of $50.0 million from Janssen;
●	Upon effectiveness of the First Amendment, we became eligible to receive a $25.0 million payment from Janssen, which was received during the second quarter of 2019;
●	In December 2019, we became eligible to receive a $5.0 million payment triggered by the successful nomination of a second-generation development compound, which was received during the first quarter of 2020;
●	In October 2021, we became eligible to receive a $7.5 million milestone payment triggered by completion of the data collection for PN-235 Phase 1 activities, which was received during the fourth quarter of 2021; and
●	In March 2022, we became eligible to receive a $25.0 million milestone payment in connection with the dosing of the third patient in the Phase 2b clinical trial of PN-235 in moderate-to-severe plaque psoriasis, which we received in April 2022.

We also receive payments for services provided under the collaboration agreement and we make in-kind payment reimbursements to Janssen for certain costs they have incurred based on the cost sharing terms of the agreement.

Pursuant to the amended and restated License and Collaboration Agreement with Janssen executed July 27, 2021 (the “Restated Agreement”), we will be eligible to receive clinical development, regulatory and sales milestones, if and as achieved. Upcoming potential development milestones for second-generation products include:

●	$10.0 million for dosing of the third patient in the first Phase 2 clinical trial for any second-generation product for a second indication (i.e., an indication different than the indication which triggered the $25.0 million milestone described above); and
●	$50.0 million for dosing of the third patient in a Phase 3 clinical trial for a second-generation compound for any indication.

Capital Requirements

As of March 31, 2022, we had $305.3 million of cash, cash equivalents and marketable securities and an accumulated deficit of $430.3 million. Our capital expenditures for the three months ended March 31, 2022 were $0.5 million. Our capital expenditures for the years ended December 31, 2021 and 2020 were $1.1 million and $0.5 million, respectively. Our primary uses of cash are to fund operating expenses, primarily our research and development expenditures, general and administrative costs and pre-commercialization costs. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses. We believe, based on our current operating plan and expected expenditures, that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating and capital expenditure requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect if our planned pre-clinical and clinical trials are successful or expanded, our product candidates enter new and more advanced stages of clinical development or our newer product clinical trials advance beyond the discovery stage. We expect to require additional financing to advance our product candidates through clinical development and toward potential regulatory approval and to develop, acquire or in-license other potential product candidates. Such additional funding may come from raising additional capital, seeking access to debt, and additional collaborative or other arrangements with corporate sources, but such funding may not be available at terms acceptable to us, if at all.

We anticipate that we will need to raise substantial additional funding, the requirements of which will depend on many factors, including:

●	the progress, timing, scope, results and costs of advancing our clinical trials for our product candidates, including the ability to enroll patients in a timely manner for our clinical trials;
●	the costs of and ability to obtain clinical and commercial supplies and any other product candidates we may identify and develop;
●	our ability to successfully commercialize the product candidates we may identify and develop;
●	the selling and marketing costs associated with our current product candidates and any other product candidates we may identify and develop, including the cost and timing of expanding our sales and marketing capabilities;
●	the achievement of development, regulatory and sales milestones resulting in payments to us from Janssen under the Janssen License and Collaboration Agreement, as amended, or other such arrangements that we may enter into, and the timing of receipt of such payments, if any;

●	the timing, receipt and amount of royalties under the Janssen License and Collaboration Agreement on worldwide net sales of IL-23 receptor antagonist compounds, upon regulatory approval or clearance, if any;
●	the amount and timing of sales and other revenues from our current product candidates and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;
●	the cash requirements of any future acquisitions or discovery of product candidates;
●	the time and cost necessary to respond to technological and market developments;
●	the extent to which we may acquire or in-license other product candidates and technologies;
●	costs necessary to attract, hire and retain qualified personnel;
●	the costs of maintaining, expanding and protecting our intellectual property portfolio; and
●	the costs of ongoing general and administrative activities to support the growth of our business.

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

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
Condensed Consolidated Statements of Cash Flows Data:	2022	2021

	(Dollars in thousands)
Cash used in operating activities	$(37,666)	$(28,756)
Cash used in investing activities	$(4,476)	$(6,793)
Cash provided by financing activities	$16,925	$979
Stock-based compensation	$5,935	$2,660
Receivable from collaboration partner - related party	$(23,584)	$(1,570)
Decrease in deferred revenue - related party	$(833)	$(8,709)

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2022 was $37.7 million, consisting of our net loss of $20.9 million and a net change of $23.9 million in net operating assets and liabilities, partially offset by certain non-cash items, including $5.9 million of stock-based compensation expense. The $8.9 million increase in cash flow used in operating activities during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to a $22.0 million increase in receivables from a collaboration partner related to the $25.0 million milestone we became eligible to receive upon the dosing of the third patient in the Janssen Phase 2

FRONTIER 1 trial of PN-943 in UC. This increase was partially offset by a $7.9 million change in decrease in deferred revenue, a $3.3 million increase in stock-based compensation expense, and a $3.1 million decrease in our net loss.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2022 was $4.5 million, consisting of purchases of marketable securities of $55.8 million and purchases of property and equipment of $0.3 million, partially offset by proceeds from maturities of marketable securities of $51.6 million. The $2.3 million decrease in cash used in investing activities for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily related to a decrease of $31.3 million in purchases of marketable securities, partially offset by a decrease of $28.9 million in proceeds from maturities of marketable securities. Purchases of property and equipment were primarily related to purchases of laboratory and computer equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2022 was $16.9 million, consisting primarily of net cash proceeds from ATM sales of $14.6 million and proceeds from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan of $2.6 million. The $15.9 million increase in cash provided by financing activities for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to a $14.6 million increase in net cash proceeds from ATM sales, and a $1.2 million increase in proceeds from issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan.

Contractual Obligations and Other Commitments

During the three months ended March 31, 2022, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our interest-earning investments.

We had $305.3 million and $326.9 million in cash, cash equivalents and marketable securities at March 31, 2022 and December 31, 2021, respectively. Cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Marketable securities consist of corporate bonds, commercial paper and government bonds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. Based on our interest rate sensitivity analysis, an immediate 100 basis point increase in interest rates would increase our interest income by approximately $2.3 million, while an immediate 100 basis point decrease in interest rates would decrease our interest income by approximately $1.2 million.

Approximately $1.2 million and $1.1 million of our cash balance was located in Australia at March 31, 2022 and December 31, 2021, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of our expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on our results of operations.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

From time to time, we may become subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition.

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

Summary of Risk Factors

The following is a summary of the principal risks that could adversely affect our business, results of operations, and financial condition.

Under “Risks Related to the COVID-19 Pandemic” we describe risks to our business arising from the COVID-19 pandemic. The pandemic has and could continue to adversely impact our business, including our ongoing and planned clinical trials and pre-clinical and discovery research. The impacts on our business include, among others, delays to certain of our ongoing clinical trials.

Under “Risks Related to Clinical Development” we describe risks related to on our ongoing clinical development efforts. They include, among others, the following:

●	We have no approved products and no historical product revenue, which makes it difficult to assess our future prospects and financial results.
●	We are heavily dependent on the success of our product candidates in clinical development.
●	Clinical development is a lengthy and expensive process with an uncertain outcome, and failure can occur at any stage of clinical development.
●	Our product candidates may cause undesirable side effects or have other properties adversely impacting safety that delay or prevent their regulatory approval, restrict their approved labeling, or otherwise limit their commercial opportunity, including being required by an independent data monitoring committee or regulatory authorities to, delay or halt or clinical trials, or if such side effects or adverse events are sufficiently severe or prevalent, order us to suspend or cease altogether further development of our product candidates.

Under “Risks Related to our Financial Position and Capital Requirements” we describe risks associated with our financial position and future capital requirements. They include, among others, the following:

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

Under “Risks Related to Ownership of our Common Stock” we describe risks associated with owning our common stock. They include, among others, the following:

●	Our stock price has been and will likely continue to be volatile and may decline, regardless of our operating performance.
●	Any failure to maintain the adequacy of internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
●	Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others or make it difficult for stockholders to replace members of our board of directors.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has and could continue to adversely impact our business, including our ongoing and planned clinical trials and pre-clinical and discovery research.

The extent to which the ongoing COVID-19 pandemic will continue to impact our business is uncertain and cannot be predicted. The pandemic’s impact on our business will depend on a variety of factors, including the timing, extent, effectiveness and durability of vaccine programs or other treatments, new or continuing travel and other restrictions and public health measures, such as social distancing, business closures or disruptions, and the development and spread of COVID-19 variants. The effectiveness of actions taken in the United States and other countries to contain, ameliorate the impact of and treat the disease and to address its impact, is not yet known. A number of jurisdictions, including California and other jurisdictions in the United States, have re-opened only to return to restrictions in the face of increases in new COVID-19 cases. As the COVID-19 pandemic continues, we could experience additional disruptions or increased expenses that may adversely impact our business, including:

●	delays or difficulties in enrolling patients in our ongoing clinical trials and our future clinical trials;
●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff, or maintaining ongoing operations at such sites;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and trial procedures, which may impact the integrity of subject data and clinical trial endpoints;
●	limitations in resources, including our employees, that would otherwise be focused on the conduct of our business or our current or planned clinical trials or pre-clinical research, including because of sickness, the desire to avoid contact with large groups of people or restrictions on movement or access to our facility as a result of government-imposed “shelter-in-place” or similar working restrictions;
●	interruptions or delays in the operations of the U.S. Food and Drug Administration (“FDA”) or other regulatory authorities, which may impact review and approval timelines;
●	delays in manufacturing, receiving the supplies, materials and services needed to conduct clinical trials and pre-clinical research;
●	changes in regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs or require us to discontinue the clinical trial altogether; and
●	delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or furloughs of government or contractor personnel.

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

Further, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect trial participants from the COVID-19 virus and its variants, which may include using telemedicine visits, remote monitoring of patients and clinical sites, shipping drug product directly to patients rather than clinical sites, and measures to ensure that clinical data are collected pursuant to the trial protocol and consistent with good clinical practices (“GCPs”). Patients who miss scheduled appointments, any interruption in trial drug supply, or other consequence that may result in incomplete data being generated during a trial as a result of the pandemic must be adequately documented and justified in accordance with FDA guidance. These additional requirements may be difficult to fulfill and may result in an incomplete data set, which could negatively impact the trial results.

While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition, and operating results.

Risks Related to Clinical Development

We are a biopharmaceutical company with no approved products and no historical commercial revenue, which makes it difficult to assess our future prospects and financial results.

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

Our product candidates require additional clinical development, regulatory approval and secure sources of commercial manufacturing supply. We cannot assure you that our clinical trials for our product candidates will be initiated or completed in a timely manner or successfully, or at all. Further we cannot be certain that we plan to advance any other product candidates into clinical trials. Moreover, any delay or setback in the development of any product candidate would be expected to adversely affect our business and cause our stock price to fall. For example, our stock price dropped significantly following the announcement in September 2021 of a full clinical hold imposed by the FDA on our rusfertide clinical studies. Our stock price also dropped significantly in April 2022 following the announcement of topline data from our Phase 2 clinical trial evaluating PN-943 in ulcerative colitis.

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

For example, on September 16, 2021, a full clinical hold by the FDA for the rusfertide clinical studies was triggered by a non-clinical finding in a 26-week rasH2 transgenic mouse model indicating benign and malignant subcutaneous skin tumors. On October 8, 2021, the FDA removed the full clinical hold on our rusfertide clinical studies and dosing in all clinical studies of rusfertide could be resumed. Also, in April 2022, the FDA indicated that it intends to rescind Breakthrough Therapy Designation for rusfertide in PV. For additional information, see the Risk Factor – “Our product candidates may cause undesirable side effects or have other properties adversely impacting safety that delay or prevent their regulatory approval, restrict their approved labeling, or otherwise limit their commercial opportunity” below.

In addition, there are a significant number of global clinical trials in inflammatory bowel disease and in hematologic disorders that are currently ongoing, especially in Phases 2 and 3, making it highly competitive and challenging to recruit subjects. Furthermore, any negative results we may report in clinical trials of our product candidates, such as the premature termination of our Phase 2 clinical trial of PTG-100 for the treatment of moderate-to-severe UC, may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both. In addition, we are subject to risks and uncertainties as a result of the ongoing military conflict in Ukraine and Russia. A limited number of subjects were enrolled in our PN-943 Phase 2 IDEAL trial at clinical sites in Ukraine and Russia. On March 3, 2022, due to the ongoing military conflict in this region, we decided to close down our clinical sites in Ukraine and Russia. The impact of the ongoing military conflict in Ukraine and Russia on any future studies is uncertain at this time.

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

If undesirable side effects or adverse events are caused by our product candidates or by other companies’ similar approved drugs or product candidates, then we may elect to, or be required by an independent data monitoring committee or regulatory authorities to, delay or halt our clinical trials. If such side effects or adverse events are sufficiently severe or prevalent, the FDA or comparable foreign regulatory authorities could order us to suspend or cease altogether further development of our product candidates. Even if our product candidates are approved, side effects or adverse events could result in significant delay in or denial of, regulatory approval, restrictive labeling, or potential product liability claims. Moreover, since our product candidates PN-943 and PN-235 are in development for indications for which injectable antibody drugs have been approved, clinical trials for those product candidates may need to show a risk/benefit profile that is competitive with those existing products in order to obtain regulatory approval or, if approved, a product label that is favorable for commercialization.

For example, on September 16, 2021 the Company’s clinical studies for rusfertide were placed on a full clinical hold by the FDA. On October 8, 2021, per the FDA, the full clinical hold was lifted and dosing in all clinical studies of rusfertide could be resumed. We provided the FDA with all requested information as the basis for a Complete Response and subsequent removal of the clinical hold. In particular, we provided the requested individual patient clinical safety reports, updated the investigator brochure and patient informed consent forms, performed a comprehensive review of the most recent safety database, and included new safety and stopping rules in the study protocols. We are working closely with trial investigators and clinical trial sites to resume dosing of patients in ongoing clinical trials with rusfertide after patients have been reconsented. The clinical hold was initially triggered by a recent non-clinical finding in a 26-week rasH2 transgenic mouse model indicating benign and malignant subcutaneous skin tumors. The rasH2 signal also prompted a re-examination of the four cases of cancer observed across all rusfertide clinical trials involving over 160 patients, and a comprehensive review of the safety database, including cases of suspected unexpected serious adverse reactions. In April 2022, the FDA subsequently indicated that it intends to rescind Breakthrough Therapy Designation for rusfertide in PV.

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

We have incurred significant operating losses every year since inception and expect to continue to incur operating losses for the foreseeable future. As of March 31, 2022, we had an accumulated deficit of $430.3 million. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development. As a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approvals for, our product candidates.

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

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $305.3 million. Based upon our current operating plan and expected expenditures, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months. However, we expect that we will need to have access to substantial additional funds in the future in order to complete clinical development or commercialize our product candidates to a point where our operations generate net cash inflows.

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

We are subject to the risk of possible disagreements with Janssen regarding the development of PN-235 or other matters under the Janssen License and Collaboration Agreement, such as the interpretation of the agreement or ownership of proprietary rights. Also, after the period of collaborative development ends under the agreement, Janssen will have sole decision-making authority for product candidates resulting from the collaboration, which could lead to disputes with Janssen. Disagreements with Janssen could lead to litigation or arbitration, which would be expensive and would be time-consuming for our management and employees.

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

If our strategic collaborations do not result in the successful development and commercialization of product candidates or if one of our collaborators fails to act under the collaboration agreement or terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the applicable collaboration agreement. In addition, if a collaboration is terminated, it may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

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

We rely on contract manufacturers to manufacture and provide product for us that meets applicable regulatory requirements. We do not currently have, nor do we plan to develop, the infrastructure or capability internally to manufacture our drug supplies and we expect to continue to depend on contract manufacturers for the foreseeable future. As we proceed with the development and potential commercialization of our product candidates, we will need to increase the scale at which the drug is manufactured which will require the development of new manufacturing processes to potentially reduce the cost of goods. We will rely on our internal process research and development efforts and those of contract manufacturers to develop the good manufacturing processes (“GMPs”) required for cost-effective, large-scale production. If we and our contract manufacturers are not successful in converting to commercial-scale manufacturing, then our product costs may not be competitive and the development and/or commercialization of our product candidates would be materially and adversely affected. Moreover, our contract manufacturers are the sole source of supply for our clinical product candidates. If we were to experience an unexpected loss of supply for any reason, whether as a result of manufacturing, supply or storage issues, natural disasters, the ongoing COVID-19 pandemic or otherwise, we could experience delays, disruptions, suspensions or termination of our clinical trial and planned development program, or be required to restart or repeat, any ongoing clinical trials.

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

Heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services (“CMS”) issued an interim final rule implementing former President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

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

We cannot be sure that, if our clinical trials for any of our product candidates are successfully completed, we will be able to submit an NDA to the FDA or that any NDA we submit will be approved by the FDA in a timely manner, if at all. After completing clinical trials for a product candidate in humans, a drug dossier is prepared and submitted to the FDA as an NDA, and includes all pre-clinical studies and clinical trial data relevant to the safety and effectiveness of the product at the suggested dose and duration of use for the proposed indication as well as manufacturing information, in order to allow the FDA to review such drug dossier and to consider a product candidate for approval for commercialization in the United States. If we are unable to submit an NDA with respect to any of our current product candidates, if any NDA we submit is not approved by the FDA, or we elect not to file an NDA, or if we are unable to obtain any required state and local distribution licenses or similar authorizations, we will be unable to commercialize that product. The FDA can and does reject NDAs and require additional clinical trials, even when product candidates achieve favorable results in Phase 3 clinical trials. Also, we may be subject to pricing pressures from competitive products that could make it difficult or impossible for us to commercialize the product candidate successfully. If we fail to commercialize any of our product candidates, our business, financial condition, results of operations and prospects may be materially and adversely affected.

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

Even if a product candidate we may develop in the future displays an equivalent or more favorable efficacy and safety profile in pre-clinical and clinical trials, market acceptance of the product candidate will not be fully known until after it is launched and may be negatively affected by a potential poor safety experience and the track record of other product candidates. Our efforts, or those of any strategic licensing or collaboration partner, to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources, may be under-resourced compared to large well-funded pharmaceutical entities and may never be successful. If ay product candidates we may develop in the future are approved but fail to achieve an adequate level of acceptance by physicians, patients, third-party payors and others in the medical community, we will not be able to generate sufficient revenue to become or remain profitable.

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

As of March 31, 2022, we had 122 full-time equivalent employees, including 97 full-time equivalent employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, scientific, sales, marketing, research, development, regulatory, manufacturing, financial and other resources. In addition, as our operations expand, we expect that we will need to manage relationships with strategic collaborators, CROs, contract manufacturers, suppliers, vendors and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. We may not be successful in accomplishing these tasks in growing our company, and our failure to accomplish any of them could adversely affect our business and operations.

Significant disruptions of information technology systems or breaches of data security could adversely affect our business.

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. The size and complexity of our internal computer systems and those of our CROs, contract manufacturers, collaboration partner, and other third parties on which we rely may make them potentially vulnerable to breakdown, telecommunications and electrical failures, malicious intrusion such as ransomware and computer viruses that may result in the impairment of key business processes. Our systems are potentially vulnerable to data security breaches, by employees or others, that may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property or could lead to the public exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients, and others. A malicious intrusion, email compromise or other data security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. If we are unable to prevent such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. From January 1, 2021 through March 31, 2022, the reported sale price of our common stock has fluctuated between $12.80 and $50.54 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock, including due to the factors discussed in these “Risk Factors” and elsewhere in this Annual Report.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchases of Shares or of Company Equity Securities

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-37852	3.1	8/16/2016
3.2	Amended and Restated Bylaws	S-1/A	333-212476	3.2	8/1/2016
10.1+	Employment Offer Letter dated March 25, 2022 by and between the Registrant and Asif Ali
31.1+	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

PROTAGONIST THERAPEUTICS, INC.

Date: May 5, 2022	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Asif Ali
Asif Ali
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)