Form 10-Q
period 2022-06-30
Protagonist Therapeutics, Inc
filed 2022-08-04
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-37852

PROTAGONIST THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0505495
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7707 Gateway Boulevard, Suite 140 Newark, California	94560-1160
(Address of registrant’s principal executive offices)	(Zip code)
(510) 474-0170 (Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001	PTGX	The Nasdaq Stock Market, LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of July 28, 2022, there were 49,084,068 shares of the registrant’s Common Stock, par value $0.00001 per share, outstanding.

PROTAGONIST THERAPEUTICS, INC.

FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$120,237	$123,665
Marketable securities	171,653	203,235
Receivable from collaboration partner and contract asset - related party	43	1,566
Research and development tax incentive receivable	2,648	2,792
Prepaid expenses and other current assets	9,721	9,478
Total current assets	304,302	340,736
Property and equipment, net	1,962	1,798
Restricted cash - noncurrent	225	225
Operating lease right-of-use asset	4,023	4,936
Total assets	$310,512	$347,695
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,412	$1,600
Payable to collaboration partner - related party	80	899
Accrued expenses and other payables	36,244	37,716
Deferred revenue - related party	—	1,601
Operating lease liability - current	2,352	2,200
Total current liabilities	40,088	44,016
Operating lease liability - noncurrent	2,446	3,658
Total liabilities	42,534	47,674
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 90,000,000 shares authorized; 48,683,931 and 47,838,330 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	740,027	709,682
Accumulated other comprehensive loss	(720)	(299)
Accumulated deficit	(471,329)	(409,362)
Total stockholders’ equity	267,978	300,021
Total liabilities and stockholders’ equity	$310,512	$347,695

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
License and collaboration revenue - related party	$859	$2,265	$26,581	$8,454
Operating expenses:
Research and development	34,611	26,432	70,929	50,677
General and administrative	7,691	6,715	18,206	12,680
Total operating expenses	42,302	33,147	89,135	63,357
Loss from operations	(41,443)	(30,882)	(62,554)	(54,903)
Interest income	484	97	652	199
Other expense, net	(78)	(57)	(65)	(136)
Net loss	$(41,037)	$(30,842)	$(61,967)	$(54,840)
Net loss per share, basic and diluted	$(0.84)	$(0.69)	$(1.27)	$(1.23)
Weighted-average shares used to compute net loss per share, basic and diluted	49,049,902	44,864,637	48,902,047	44,546,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(41,037)	$(30,842)	$(61,967)	$(54,840)
Other comprehensive loss:
Loss on translation of foreign operations	(209)	(34)	(114)	(67)
Unrealized (loss) gain on marketable securities	(39)	8	(307)	(20)
Comprehensive loss	$(41,285)	$(30,868)	$(62,388)	$(54,927)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	(Loss) Gain	Deficit	Equity
Three months ended June 30, 2022	Shares	Amount
Balance at March 31, 2022	48,552,102	$—	$732,542	$(472)	$(430,292)	$301,778
Issuance of common stock under equity incentive and employee stock purchase plans	131,829	—	655	—	—	655
Stock-based compensation expense	—	—	6,805	—	—	6,805
Issuance costs related to prior period common stock offering	—	—	25	—	—	25
Other comprehensive loss	—	—	—	(248)	—	(248)
Net loss	—	—	—	—	(41,037)	(41,037)
Balance at June 30, 2022	48,683,931	$—	$740,027	$(720)	$(471,329)	$267,978

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	(Loss) Gain	Deficit	Equity
Three months ended June 30, 2021	Shares	Amount
Balance at March 31, 2021	43,939,246	$—	$567,176	$(33)	$(307,809)	$259,334
Issuance of common stock pursuant to public offering, net of issuance costs	3,503,311	—	123,798	—	—	123,798
Issuance of common stock under equity incentive and employee stock purchase plans	83,003	—	1,247	—	—	1,247
Stock-based compensation expense	—	—	3,936	—	—	3,936
Other comprehensive loss	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(30,842)	(30,842)
Balance at June 30, 2021	47,525,560	$—	$696,157	$(59)	$(338,651)	$357,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	(Loss) Gain	Deficit	Equity
Six months ended June 30, 2022	Shares	Amount
Balance at December 31, 2021	47,838,330	$—	$709,682	$(299)	$(409,362)	$300,021
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	422,367	—	14,553	—	—	14,553
Issuance of common stock under equity incentive and employee stock purchase plans	430,960	—	3,213	—	—	3,213
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(7,726)	—	(186)	—	—	(186)
Stock-based compensation expense	—	—	12,740	—	—	12,740
Issuance costs related to prior period common stock offering	—	—	25	—	—	25
Other comprehensive loss	—	—	—	(421)	—	(421)
Net loss	—	—	—	—	(61,967)	(61,967)
Balance at June 30, 2022	48,683,931	$—	$740,027	$(720)	$(471,329)	$267,978

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	(Loss) Gain	Deficit	Equity
Six months ended June 30, 2021	Shares	Amount
Balance at December 31, 2020	43,745,465	$—	$563,389	$28	$(283,811)	$279,606
Issuance of common stock pursuant to public offering, net of issuance costs	3,503,311	—	123,798	—	—	123,798
Issuance of common stock under equity incentive and employee stock purchase plans	283,844	—	2,563	—	—	2,563
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(7,060)	—	(189)	—	—	(189)
Stock-based compensation expense	—	—	6,596	—	—	6,596
Other comprehensive loss	—	—	—	(87)	—	(87)
Net loss	—	—	—	—	(54,840)	(54,840)
Balance at June 30, 2021	47,525,560	$—	$696,157	$(59)	$(338,651)	$357,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(61,967)	$(54,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	12,740	6,596
Operating lease right-of-use asset amortization	1,168	887
Net amortization of premium on marketable securities	454	821
Depreciation	508	365
Changes in operating assets and liabilities:
Research and development tax incentive receivable	—	(1,682)
Receivable from collaboration partner - related party	1,523	(4,651)
Prepaid expenses and other assets	(255)	(1,421)
Accounts payable	(184)	4,874
Payable to collaboration partner - related party	(819)	8,664
Accrued expenses and other payables	(1,553)	1,386
Deferred revenue - related party	(1,601)	(12,468)
Operating lease liability	(1,315)	(987)
Net cash used in operating activities	(51,301)	(52,456)
Cash Flows from Investing Activities
Purchase of marketable securities	(102,121)	(163,460)
Proceeds from maturities of marketable securities	132,942	165,080
Purchases of property and equipment	(563)	(640)
Net cash provided by investing activities	30,258	980
Cash Flows from Financing Activities
Proceeds from at-the-market offering, net of issuance costs	14,553	123,995
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	3,213	2,563
Tax withholding payments related to net settlement of restricted stock units	(186)	(189)
Issuance costs related to prior period common stock offering	25	—
Net cash provided by financing activities	17,605	126,369
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10	(74)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,428)	74,819
Cash, cash equivalents and restricted cash, beginning of period	123,890	117,818
Cash, cash equivalents and restricted cash, end of period	$120,462	$192,637
Supplemental Disclosure of Non-Cash Financing and Investing Information:
Purchases of property and equipment in accounts payable and accrued liabilities	$122	$63
Issuance costs related to common stock offering included in accrued liabilities and other payables	$—	$197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.Organization and Description of Business

Protagonist Therapeutics, Inc. (the “Company”) is headquartered in Newark, California. The Company is a biopharmaceutical company with peptide-based new chemical entities rusfertide, PN-943 and PN-235 in different stages of clinical development, all derived from the Company’s proprietary technology platform. The Company’s clinical programs fall into two broad categories of diseases; (i) hematology and blood disorders, and (ii) inflammatory and immunomodulatory diseases. Protagonist Pty Limited (“Protagonist Australia”) is a wholly-owned subsidiary of the Company and is located in Brisbane, Queensland, Australia.

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

Liquidity

As of June 30, 2022, the Company had cash, cash equivalents and marketable securities of $291.9 million. The Company has incurred net losses from operations since inception and had an accumulated deficit of $471.3 million as of June 30, 2022. The Company’s ultimate success depends upon the outcome of its research and development and collaboration activities. The Company expects to incur additional losses in the future and anticipates the need to raise additional capital to continue to execute its long-range business plan. Since the Company’s initial public offering in August 2016, it has financed its operations primarily through proceeds from offerings of common stock and payments received under license and collaboration agreements.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the ongoing COVID-19 pandemic. The impact of the COVID-19 pandemic on the Company’s activities depends on a number of factors, including, but not limited to, the duration and severity of the pandemic; the development and spread of COVID-19 variants, the timing, extent, effectiveness and durability of COVID-19 vaccine programs or other treatments; and new or continuing travel and other restrictions and public health measures. The Company has experienced delays in its existing and planned clinical trials due to the worldwide impacts of the pandemic. The Company’s future results of operations and liquidity could be adversely impacted by further delays in existing and planned clinical trials, continued difficulty in recruiting patients for these clinical trials, delays in manufacturing and collaboration activities, supply chain disruptions, and the ongoing impact on its operating activities and employees. The extent of the impact of the COVID-19 pandemic remains difficult to predict as this event is ongoing and information continues to evolve. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company’s future financial condition, liquidity or results of operations remains uncertain.

The Company is currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by domestic and global monetary and fiscal policy, geopolitical instability, an ongoing military conflict between Russia and Ukraine, and historically high domestic and global inflation. In particular, the conflict in Ukraine has exacerbated market disruptions, including significant volatility in commodity prices, as well as supply chain interruptions, and has contributed to record inflation globally. The U.S. Federal Reserve and other central banks may be unable to contain inflation through more restrictive monetary policy and inflation may increase or continue for a prolonged period of time. Inflationary factors, such as increases in the cost of clinical supplies, interest rates, overhead costs and transportation costs may adversely affect the Company’s operating results. The Company continues to monitor these events and the potential impact on its business. Although the Company does not believe that inflation has had a material impact on its financial position or results of operations to date, it may be adversely affected in the future due to domestic and global monetary and fiscal policy, supply chain constraints, consequences associated with COVID-19 and the ongoing conflict between Russia and Ukraine, and such factors may lead to increases in the cost of manufacturing for and initiation of studies in the Company’s product candidates.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the condensed consolidated balance sheet as of June 30, 2022 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s condensed consolidated financial statements. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, accruals for research and development activities, stock-based compensation, income taxes, marketable securities and leases. Estimates related to revenue recognition include actual costs incurred versus total estimated costs of the Company’s deliverables to determine percentage of completion in addition to the application and estimates of potential revenue constraints in the determination of the transaction price under its license and collaboration agreements. Management bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to forecasted amounts and future events. Actual results could differ materially from these estimates.

Due to the ongoing COVID-19 pandemic, military conflict between Ukraine and Russia and inflationary pressures, there has been uncertainty and disruption in the global economy and financial markets. The Company has taken into consideration any known impacts in its accounting estimates to date and is not aware of any additional specific events or circumstances that would require any additional updates to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this report. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Cash as Reported in Condensed Consolidated Statements of Cash Flows

Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as presented on the condensed consolidated balance sheets.

Cash as reported in the condensed consolidated statements of cash flows consists of (in thousands):

	June 30,
	2022	2021
Cash and cash equivalents	$120,237	$192,412
Restricted cash - noncurrent	225	225
Total cash reported on condensed consolidated statements of cash flows	$120,462	$192,637

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2022 as compared to those disclosed in Note 2. Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Issued Accounting Pronouncements Not Yet Adopted as of June 30, 2022

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. The new standard replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. This guidance was originally effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted for fiscal years and interim periods within those years beginning after December 15, 2018. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which amended the mandatory effective date of ASU No. 2016-13 for smaller reporting companies. Based on the Company’s status as a smaller reporting company as of November 15, 2019, ASU 2016-13 is effective for the Company for fiscal years and interim periods beginning after December 15, 2022. The Company does not expect the adoption of this new guidance to have a material impact on its condensed consolidated financial statements and disclosures.

Note 3. License and Collaboration Agreement

Agreement Terms

On July 27, 2021, the Company entered into an amended and restated License and Collaboration Agreement (“Restated Agreement”) with Janssen Biotech, Inc., a Pennsylvania corporation (“Janssen”). The Restated Agreement amends and restates the License and Collaboration Agreement, dated May 26, 2017, by and between the Company and Janssen (as amended by the First Amendment thereto, effective May 7, 2019, the “Original Agreement”). Janssen is a related party to the Company as Johnson & Johnson Innovation - JJDC, Inc., a significant stockholder of the Company, and Janssen are both subsidiaries of Johnson & Johnson. The Original Agreement became effective on July 13, 2017. Upon the effectiveness of the Original Agreement, the Company received a non-refundable, upfront cash payment of $50.0 million from Janssen. Upon the effectiveness of the First Amendment, the Company received a $25.0 million payment from Janssen in 2019. The Company also received a $5.0 million payment triggered by the successful nomination of a second-generation oral Interleukin (“IL”)-23 receptor antagonist development compound (“second-generation compound”) during the first quarter of 2020 and a $7.5 million payment triggered by the completion of data collection activities for the first Phase 1 clinical trial of a second-generation compound during the fourth quarter of 2021. In April 2022, the Company received a $25.0 million milestone payment in connection with the dosing of the third patient in the first Phase 2 clinical trial for a second-generation compound during the first quarter of 2022.

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

The contract duration is defined as the period in which parties to the contract have present enforceable rights and obligations. For revenue recognition purposes, the duration of the Restated Agreement for the identified single initial performance obligations began on the Original Agreement effective date of July 13, 2017 and ended upon the completion of Phase 1 clinical trials for PN-232 and PN-235. Final activities related to these trials were completed as of June 30, 2022.

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

The transaction price of the initial performance obligation under the Restated Agreement was $131.7 million as of June 30, 2022, an increase of $0.2 million from the transaction price of $131.5 million as of March 31, 2022. In order to determine the transaction price, the Company evaluated all payments to be received during the duration of the contract, net of development costs reimbursement expected to be payable to Janssen. The transaction price as of June 30, 2022 included $112.5 million of nonrefundable payments received to date, $17.9 million of reimbursement from Janssen for services performed for IL-23 receptor antagonist compound research costs and other services, and variable consideration consisting of $8.2 million of development cost reimbursement from Janssen, partially offset by $6.9 million of net cost reimbursement due to Janssen for services performed. The Company concluded that the variable consideration constraint is appropriately reflected in the estimated transaction price as of June 30, 2022, and that the achievement of future milestones is subject to additional development and/or regulatory uncertainty and therefore it is not probable at June 30, 2022 that a material reversal of such revenues would not occur. Janssen also opted in for certain additional services to be performed by the Company that are outside the initial performance obligation. Revenue for these additional services is recognized as these services are performed.

The Company utilizes a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. In applying the cost-based input methods of revenue recognition, the Company uses actual costs incurred relative to expected costs to fulfill the combined performance obligation. These costs consist primarily of internal full-time equivalent effort and third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total estimated costs as the Company completes its performance obligations. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the Company’s performance obligations. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Janssen. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

For the three and six months ended June 30, 2022, the Company recognized license and collaboration revenue of $0.9 million and $26.6 million, respectively. License and collaboration revenue for the three and six months ended June 30, 2022 was primarily related to the transaction price under the Restated Agreement recognized based on proportional performance. The Company completed its performance obligation under the collaboration as of June 30, 2022.

For the three and six months ended June 30, 2021, the Company recognized license and collaboration revenue of $2.1 million and $7.7 million, respectively, which was primarily related to the transaction price under the Restated Agreement recognized based on proportional performance. In addition, the Company recognized $0.2 million and $0.8 million in revenue for the three and six months ended June 30, 2021, respectively, related to additional services provided by the Company under the agreement.

The following tables present changes in the Company’s contract assets and liabilities during the periods presented (in thousands):

	Balance at			Balance at
	Beginning of			End of
Six Months Ended June 30, 2022	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$1,566	$25,165	$(26,688)	$43
Contract liabilities:
Deferred revenue - related party	$1,601	$25,757	$(27,358)	$—
Payable to collaboration partner - related party	$899	$30	$(849)	$80

	Balance at			Balance at
	Beginning of			End of
Six Months Ended June 30, 2021	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$2,426	$4,651	$—	$7,077
Contract liabilities:
Deferred revenue - related party	$14,477	$3,924	$(16,392)	$2,009
Payable to collaboration partner - related party	$2,732	$8,664	$—	$11,396

During the three and six months ended June 30, 2022, the Company recognized revenue of $0.9 million from amounts included in the deferred revenue contract liability balance at the beginning of each period. During the three and six months ended June 30, 2021, the Company recognized revenue of $0.4 million and $1.5 million, respectively, from amounts included in the deferred revenue contract liability balance at the beginning of each period. None of the costs to obtain or fulfill the contract were capitalized.

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

The following table presents the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$38,082	$—	$—	$38,082
Commercial paper	—	136,054	—	136,054
Corporate debt securities	—	16,493	—	16,493
U.S. Treasury and agency securities	—	94,505	—	94,505
Total financial assets	$38,082	$247,052	$—	$285,134

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$39,854	$—	$—	$39,854
Commercial paper	—	157,141	—	157,141
Corporate debt securities	—	75,548	—	75,548
U.S. Treasury and agency securities		40,017	—	40,017
Supranational and sovereign government securities	—	6,010	—	6,010
Total financial assets carried at fair value	$39,854	$278,716	$—	$318,570

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

Note 5. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following (in thousands):

	June 30, 2022
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$38,082	$—	$—	$38,082
Commercial paper	136,089	—	(35)	136,054
Corporate debt securities	16,540	—	(47)	16,493
U.S. Treasury and agency securities	94,873	—	(368)	94,505
Total cash equivalents and marketable securities	$285,584	$—	$(450)	$285,134
Classified as:
Cash equivalents				$113,481
Marketable securities - current				171,653
Total cash equivalents and marketable securities				$285,134

	December 31, 2021
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$39,854	$—	$—	$39,854
Commercial paper	157,157	—	(16)	157,141
Corporate debt securities	75,598	—	(50)	75,548
U.S. Treasury and agency securities	40,093	—	(76)	40,017
Supranational and sovereign government securities	6,011	—	(1)	6,010
Total cash equivalents and marketable securities	$318,713	$—	$(143)	$318,570
Classified as:
Cash equivalents				$115,335
Marketable securities - current				203,235
Total cash equivalents and marketable securities				$318,570

Marketable securities – current of $171.7 million and $203.2 million held at June 30, 2022 and December 31, 2021, respectively, had contractual maturities of less than one year. The Company does not intend to sell its securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be at maturity. There were no realized gains or realized losses on marketable securities for the periods presented. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis.

Note 6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid clinical and research related expenses	$6,387	$5,242
Prepaid insurance	876	1,746
Other prepaid expenses	1,786	1,515
Other receivable	672	975
Prepaid expenses and other current assets	$9,721	$9,478

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Laboratory equipment	$4,659	$4,156
Furniture and computer equipment	1,141	1,023
Leasehold improvements	898	877
Total property and equipment	6,698	6,056
Accumulated depreciation	(4,736)	(4,258)
Property and equipment, net	$1,962	$1,798

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued clinical and research related expenses	$29,407	$27,950
Accrued employee related expenses	4,389	7,125
Accrued professional service fees	688	734
Accrued payment to former collaboration partner	1,500	1,500
Other	260	407
Total accrued expenses and other payables	$36,244	$37,716

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

See Note 9. Commitments and Contingencies – Legal Proceedings for additional information on the results of arbitration proceedings related to this research and collaboration agreement

Milestone payments to collaboration partners are recorded as research and development expense in the period that the expense is incurred. No research and development expense was recorded under the Zealand collaboration agreement for the three and six months ended June 30, 2022 and 2021.

Note 8. Research and Development Tax Incentive

The Company did not recognize any research and development cash tax incentive from Australian Tax Office (“ATO”) during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, the Company recognized AUD 1.3 million ($1.0 million) and AUD 2.3 million ($1.7 million), respectively, as a reduction of research and development expenses in connection with the research and development cash tax incentive from the ATO. As of June 30, 2022 and December 31, 2021, the research and development cash tax incentive receivable was AUD 3.8 million ($2.6 million) and AUD 3.8 million ($2.8 million), respectively.

Note 9. Commitments and Contingencies

Legal Proceedings

The Company recognizes accruals for legal actions to the extent that it concludes that a loss is both probable and reasonably estimable. The Company accrues for the best estimate of a loss within a range; however, if no estimate in the range is better than any other, it accrues the minimum amount in the range. If the Company determines that a material loss is reasonably possible and the loss or range of loss can be estimated, it discloses the possible loss.

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

Note 10. Stockholders’ Equity

In August 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which the Company sold an aggregate of 2,750,000 shares of its common stock at a price of $8.00 per share, for aggregate net proceeds of $21.7 million, after deducting offering expenses payable by the Company. In a concurrent private placement, the Company issued the Investors warrants to purchase an aggregate of 2,750,000 shares of its common stock (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant is exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $15.00 per share. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the Warrants may be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, the Company granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. The common stock and warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and the net proceeds from the transaction were recorded as a credit to additional paid-in capital. As of June 30, 2022, none of the Warrants have been exercised.

In December 2018, the Company entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.00001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.00001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. In accordance with Accounting Standards Codification Topic 505, Equity, the Company recorded the retirement of the common stock exchanged as a reduction of common stock shares outstanding and a corresponding debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants are classified as equity in accordance with ASC 480, and fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. As of June 30, 2022, 400,000 of the Exchange Warrants remain unexercised.

In October 2019, the Company filed a registration statement on Form S-3 (File No. 333-234414) that was declared effective as of November 22, 2019 and permits the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $250.0 million of its common stock, preferred stock, debt securities and warrants (the “2019 Form S-3”). Up to a maximum of $75.0 million of the maximum aggregate offering price of $250.0 million may be issued and sold pursuant to an at-the market (“ATM”) financing facility under a sales agreement entered into by the Company on November 27, 2019 (the “2019 Sales Agreement”). In January 2022, the Company sold 422,367 shares of its common stock under its ATM financing facility pursuant to the 2019 Sales Agreement for net proceeds of $14.6 million, after deducting issuance costs. As of June 30, 2022, a total of $79.3 million of securities remained available for sale under the 2019 Form S-3, $17.0 million of which remained available for sale under the ATM financing facility. The 2019 Form S-3 expires in October 2022.

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

Note 11. Equity Plans

Equity Incentive Plan

In July 2016, the Company’s board of directors and stockholders approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) to replace the 2007 Stock Option Plan. The 2016 Plan is administered by the board of directors, or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2016 Plan expire no later than ten years from the date of grant. As of June 30, 2022, 817,303 shares were available for issuance under the 2016 Plan.

Inducement Plan

In May 2018, the Company’s board of directors approved the 2018 Inducement Plan, as subsequently amended. The 2018 Inducement Plan is a non-stockholder approved stock plan, under which the Company awards options and restricted stock unit awards to persons that were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company, within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2018 Inducement Plan is administered by the board of directors or the Compensation Committee of the board, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2018 Inducement Plan expire no later than ten years from the date of grant. As of June 30, 2022, 601,042 shares were available for issuance under the 2018 Inducement Plan, as amended.

Stock Options

Stock option activity under the Company’s equity incentive and inducement plans is set forth below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life (years)	Value (1)
				(in millions)
Balances at December 31, 2021	5,890,540	$17.66	7.47	$102.7
Options granted	1,444,600	25.47
Options exercised	(297,317)	8.71
Options forfeited	(212,702)	23.42
Balances at June 30, 2022	6,825,121	$19.53	7.31	$1.7
Options exercisable – June 30, 2022	3,660,098	$15.36	6.05	$1.6
Options vested and expected to vest – June 30, 2022	6,825,121	$19.53	7.31	$1.7
(1)	The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on June 30, 2022. The calculation excludes options with an exercise price higher than the closing price of the Company’s common stock on June 30, 2022.

The estimated weighted-average grant-date fair value of common stock underlying options granted to employees during the six months ended June 30, 2022 was $19.92 per share.

Stock Options Valuation Assumptions

The fair value of employee stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Expected term (in years)	5.50 - 6.08	5.27 - 6.08	5.27 - 6.08	5.27- 6.08
Expected volatility	96.3% - 99.9%	88.0% - 88.8%	96.3% - 99.9%	88.0% - 90.2%
Risk-free interest rate	2.71% - 2.93%	0.85% - 1.11%	1.64% - 2.93%	0.11% - 1.11%
Dividend yield	—	—	—	—

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

Restricted Stock Units

Restricted stock unit (“RSU”) activity under the Company’s equity incentive plans is set forth below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSUs at December 31, 2021	405,972	$20.13
Granted	495,250	21.65
Vested	(104,712)	14.73
Forfeited	(30,420)	25.17
Unvested RSUs at June 30, 2022	766,090	$19.88

Performance Stock Units

Performance stock unit (“PSU”) activity under the Company’s equity incentive plans is set forth below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested PSUs at December 31, 2021	105,500	$23.57
Granted	121,000	8.76
Vested	—	—
Forfeited	(7,500)	23.57
Unvested PSUs at June 30, 2022	219,000	$15.39

The terms of the unvested PSUs provide for 100% of shares to be earned based on the achievement of certain pre-determined performance objectives, subject to the participant’s continued employment. The PSUs will vest, if at all, upon certification by the Compensation Committee of the Company’s Board of Directors of the actual achievement of the related performance objective, subject to specified change of control exceptions.

Stock-based compensation expense associated with PSUs is based on the fair value of the Company’s common stock on the grant date, which equals the closing price of the Company’s common stock on the grant date. The

Company recognizes compensation expense over the vesting period of the awards that are ultimately expected to vest when the achievement of the related performance objectives becomes probable. The total grant date fair value of unvested PSUs as of June 30, 2022 was $3.4 million. As of June 30, 2022, the achievement of the related performance objective was deemed not probable and, accordingly, no stock-based compensation for the PSUs has been recognized as expense as of June 30, 2022.

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“2016 ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period. During the six months ended June 30, 2022, a total of 28,931 shares of common stock were issued under the 2016 ESPP, and 1,285,068 shares remain available for issuance as of June 30, 2022.

Stock-Based Compensation

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$4,106	$2,155	$7,432	$3,630
General and administrative	2,699	1,781	5,308	2,966
Total stock-based compensation expense	$6,805	$3,936	$12,740	$6,596

As of June 30, 2022, total unrecognized stock-based compensation expense was approximately $69.0 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years.

Note 12. Net Loss per Share

As the Company had net losses for the three and six months ended June 30, 2022 and 2021, all potential weighted average dilutive common shares were determined to be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(41,037)	$(30,842)	$(61,967)	$(54,840)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	49,049,902	44,864,637	48,902,047	44,546,172
Net loss per share, basic and diluted	$(0.84)	$(0.69)	$(1.27)	$(1.23)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share computations for the periods presented because their inclusion would be anti-dilutive:

	June 30,
	2022	2021
Options to purchase common stock	6,825,121	5,961,336
Common stock warrants	2,750,000	2,750,000
Restricted stock units	766,090	423,504
Performance stock units	219,000	110,500
ESPP shares	19,103	15,617
Total	10,579,314	9,260,957

Note 13. Subsequent Event

On July 1, 2022, Exchange Warrants to purchase 400,000 shares of the Company’s common stock were net exercised, resulting in the issuance of 399,997 shares of common stock. There were no outstanding Exchange Warrants following this transaction.

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

Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors. In particular, statements, whether expressed or implied, concerning, among other things, the potential for our programs, the timing of our clinical trials, the timing of enrollment in our clinical trials, our cash runway, the potential for eventual regulatory approval and commercialization of our product candidates and our potential receipt of milestone payments and royalties under our collaboration agreements, future operating results or the ability to generate sales, income or cash flow, and the impact of the ongoing COVID-19 pandemic, military conflict between Ukraine and Russia, inflationary pressures, and availability of credit are forward-looking statements. They involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those discussed in Part II, Item 1A, of this Quarterly Report. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. “Protagonist,” the Protagonist logo and other trademarks, service marks and trade names of Protagonist are registered and unregistered marks of Protagonist Therapeutics, Inc. in the United States and other jurisdictions.

Overview

We are a biopharmaceutical company with peptide-based new chemical entities rusfertide, PN-943 and PN-235 in different stages of development, all derived from the Company’s proprietary discovery technology platform. Our clinical programs fall into two broad categories of diseases; (i) hematology and blood disorders, and (ii) inflammatory and immunomodulatory diseases.

Our Product Pipeline

Our most advanced clinical asset, rusfertide (generic name for PTG-300), is an injectable hepcidin mimetic in development for the potential treatment of erythrocytosis, iron overload and other blood disorders. Hepcidin is a key hormone in regulating iron equilibrium and is critical to the proper development of red blood cells. Rusfertide mimics the effect of the natural hormone hepcidin, but with greater potency, solubility and stability. Data from our rusfertide Phase 2 clinical trials presented at medical conferences in 2021 and 2022 provided evidence regarding the potential of rusfertide for managing hematocrit, reducing thrombotic risk and improving iron deficiency symptoms. Rusfertide has a unique mechanism of action in the potential treatment of the blood disorder polycythemia vera (“PV”), which may enable it to specifically decrease and maintain hematocrit levels within the range of recommended clinical guidelines without causing the iron deficiency that can occur with frequent phlebotomy. Our rusfertide Phase 2 clinical trials include the following:

●	REVIVE, a Phase 2 proof of concept (“POC”) trial, was initiated in the third quarter of 2019. We completed enrollment of patients in the ongoing REVIVE Phase 2 clinical trial of rusfertide in PV in the first quarter of 2022 with a target of approximately 50 patients to be enrolled through the end of the randomization portion of the trial.

●	PACIFIC, another Phase 2 trial for rusfertide patients diagnosed with PV and with routinely elevated hematocrit levels (>48%), was initiated during the first quarter of 2021.

●	A Phase 2 POC trial in hereditary hemochromatosis (“HH”) was initiated in January 2020 and was completed during the fourth quarter of 2021.

Based on ongoing end of Phase 2 feedback provided by the FDA’s Division of Nonmalignant Hematology and written comments from the European Medicines Agency (“EMA”), we activated sites and initiated patient screening for VERIFY, a global Phase 3 clinical trial of rusfertide in PV for approximately 250 patients, in the first quarter of 2022. It is our objective to complete enrollment in VERIFY by the end of the first half of 2023, notwithstanding a slower than anticipated pace of initial enrollment. We have activated 35 sites globally to date and continue to implement measures to increase patient recruitment, screening and enrollment.

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

The FDA granted orphan drug designation for rusfertide for the treatment of PV in June 2020, and Fast Track designation for rusfertide for the treatment of PV in December 2020. The EMA granted orphan drug designation for rusfertide for treatment of PV in October 2020. The FDA granted Breakthrough Therapy Designation for rusfertide for the treatment of PV in June 2021. In April 2022, we received a letter from the FDA indicating the FDA’s intent to rescind Breakthrough Therapy Designation for rusfertide in PV. In June 2022, we voluntarily withdrew our Breakthrough Therapy Designation following correspondence with FDA and based on our internal analysis of the relative utility of Breakthrough Therapy Designation for Phase 3 trials and beyond. The FDA correspondence relating to the Breakthrough Therapy designation does not address the rusfertide Fast Track Designation, which remains active.

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

PN-943 is an investigational, orally delivered, gut-restricted α4β7 specific integrin antagonist for inflammatory bowel disease (“IBD”). We submitted a U.S. Investigational New Drug application with the FDA for PN-943 in December 2019, which took effect in January 2020. During the second quarter of 2020 we initiated IDEAL, a 159 patient Phase 2 trial evaluating the safety, tolerability and efficacy of PN-943 in patients with moderate to severe UC. This trial includes a 12-week induction period and a 40-week extended treatment period. Enrollment in IDEAL was completed during the first quarter of 2022. Patients were randomized to either twice daily (“BID”) with 150 mg or 450 mg PN-943, or placebo, for 12 weeks and analyzed for outcome measures. Topline data from the 12-week induction period reported in April 2022 demonstrated that while the higher 450 mg BID dose arm did not meet the prespecified primary endpoint, the lower 150 mg BID dose arm achieved 27.5% clinical remission with a delta of 13% versus placebo, with strong concordance across several key proxies including histological and endoscopic endpoints for efficacy. Consistent with the goals of a Phase 2 study and based on the safety and efficacy data from the 150 mg BID arm, IDEAL achieved clinical POC and validation for an oral, gut-restricted approach for UC via blockade of the α4β7 pathway. We are currently finalizing the study design for a registrational Phase 3 trial anchored around the 150 mg BID dose of PN-943, pending regulatory guidance. We intend to pursue further clinical development in collaboration with a large pharmaceutical partner and have engaged an advisory firm to identify and evaluate such partnering opportunities.

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

In October 2020, we and Janssen announced the selection of two second-generation IL23-R antagonists for advancement into clinical development, PN-232 (JNJ-75105186) and PN-235 (JNJ-77242113). During the fourth quarter of 2021, following a pre-specified interim analysis criteria, a portfolio decision was made by Janssen to stop further development of both PTG-200 and PN-232 favor of advancing PN-235, based on its superior potency and overall pharmacokinetic and pharmacodynamic profile. A PN-235 Phase 1 trial was completed in the fourth quarter of 2021. Janssen initiated FRONTIER 1, a 240-patient Phase 2b clinical trial of PN-235 in moderate-to-severe plaque psoriasis, in February 2022. Other studies of PN-235 that Janssen has initiated or planned include the SUMMIT study of PN-235 for the treatment of moderate-to-severe plaque psoriasis, FRONTIER 2, a long-term extension study, and a Phase 1 study of PN-235 in healthy Japanese and Chinese volunteers. Janssen is expected to initiate a separate Phase 2 trial of PN-235 in IBD in 2023.

During the fourth quarter of 2021, we received a $7.5 million milestone payment from Janssen triggered by the completion of data collection for PN-235 Phase 1 activities. In April 2022, we received a $25.0 million milestone payment in connection with the dosing of a third patient in FRONTIER 1 during the first quarter of 2022. We will be eligible to receive a $10.0 million milestone payment in connection with the dosing of a third patient in the second Phase 2 trial of a second-generation candidate. We remain eligible for up to approximately $855.0 million in future development and sales milestone payments, in addition to the $112.5 million in milestone payments already received.

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

Business Update

We are subject to risks and uncertainties as a result of the ongoing COVID-19 pandemic. The severity of the impact of the COVID-19 pandemic on our activities depends on a number of factors, including, but not limited to, the duration and severity of the pandemic, the development and spread of COVID-19 variants, the timing, extent, effectiveness and durability of COVID-19 vaccine programs or other treatments; and new or continuing travel and other restrictions and public health measures. We have experienced delays in our existing and planned clinical trials due to the worldwide impacts of the pandemic. Our future results of operations and liquidity could be adversely impacted by further delays in existing and planned clinical trials, continued difficulty in recruiting patients for these clinical trials, delays in manufacturing and collaboration activities, supply chain disruptions, and the ongoing impact on our operating activities and employees. The extent of the impact of the COVID-19 pandemic remains difficult to predict as this event is ongoing and information continues to evolve. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact our future financial condition, liquidity or results of operations remains uncertain.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by domestic and global monetary and fiscal policy, geopolitical instability, an ongoing military conflict between Russia and Ukraine, and historically high domestic and global inflation. In particular, the conflict in Ukraine has exacerbated market disruptions, including significant volatility in commodity prices, as well as supply chain interruptions, and has contributed to record inflation globally. The U.S. Federal Reserve and other central banks may be unable to contain inflation through more restrictive monetary policy and inflation may increase or continue for a prolonged period of time. Inflationary factors, such as increases in the cost of clinical supplies, interest rates, overhead costs and transportation costs may adversely affect our operating results. We continue to monitor these events and the potential impact on our business. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may be adversely affected in the future due to domestic and global monetary and fiscal policy, supply chain constraints, consequences associated with COVID-19 and the ongoing conflict between Russia and Ukraine, and such factors may lead to increases in the cost of manufacturing our product candidates and delays in initiating trials.

Operations

We have incurred net losses in each year since inception and we do not anticipate achieving sustained profitability in the foreseeable future. Our net loss was $41.0 million and $62.0 million for the three and six months ended June 30, 2022, respectively. Our net loss was $30.8 million and $54.8 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $471.3 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research, development and other expenses related to our ongoing operations, product development, and pre-commercialization activities. As a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approval for, our product candidates.

Janssen License and Collaboration Agreement

On July 27, 2021, we entered into an amended and restated License and Collaboration Agreement (“Restated Agreement”) with Janssen. The Restated Agreement amends and restates the License and Collaboration Agreement, dated May 26, 2017, by and between us and Janssen (as amended by the First Amendment thereto, effective May 7, 2019, the “Original Agreement”). Janssen is a related party to us as Johnson & Johnson Innovation - JJDC, Inc., a significant stockholder of ours, and Janssen are both subsidiaries of Johnson & Johnson. The Original Agreement became effective on July 13, 2017. Upon the effectiveness of the Original Agreement, we received a non-refundable, upfront cash payment of $50.0 million from Janssen. Upon the effectiveness of the First Amendment, we received a $25.0 million payment from Janssen in 2019. We also received a $5.0 million payment triggered by the successful nomination of a second-generation IL-23R antagonist development compound during the first quarter of 2020. In the fourth quarter of 2021, we received a $7.5 million milestone payment from Janssen triggered by completion of the data collection for PN-235 Phase 1 activities. In April 2022, we received a $25.0 million milestone payment in connection with the dosing of a third patient in FRONTIER 1 during the first quarter of 2022. See Note 3 to the condensed consolidated financial statements included elsewhere in this report for additional information.

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

There have been no material changes to our critical accounting policies during the three and six months ended June 30, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

Components of Our Results of Operations

License and Collaboration Revenue

Our license and collaboration revenue is derived from payments we receive under the Restated Agreement with Janssen. See Note 3 to the condensed consolidated financial statements included elsewhere in this report for additional information.

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

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Clinical and development expense — rusfertide (PTG-300)	$14,173	$12,168	$27,550	$22,247
Clinical and development expense — PN-943	13,619	7,751	29,360	15,475
Clinical and development expense — PN-235	14	1,433	235	3,232
Clinical and development expense — PN-232	377	39	445	39
Clinical and development expense — PTG-200	—	1	(6)	2
Clinical and development expense — PTG-100	196	141	386	250
Pre-clinical and drug discovery research expense	6,232	5,884	12,959	11,245
Grants and tax incentives expense reimbursement, net	—	(985)	—	(1,813)
Total research and development expenses	$34,611	$26,432	$70,929	$50,677

We expect our research and development expenses will increase as we progress our product candidates into later stage clinical trials and prepare for the commercialization of our product candidates. The process of conducting research, identifying potential product candidates and conducting pre-clinical and clinical trials necessary to obtain regulatory approval and commencing pre-commercialization activities is costly and time intensive. We may never succeed in achieving marketing approval for our product candidates regardless of our costs and efforts. The probability of success of our product candidates may be affected by numerous factors, including pre-clinical data, clinical data, competition, manufacturing capability, our cost of goods to be sold, our ability to receive, and the timing of, regulatory approvals, market conditions, and our ability to successfully commercialize our products if they are approved for marketing. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. Our research and development programs are subject to change from time to time as we evaluate our priorities and available resources.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

	Three Months Ended
	June 30,		Dollar	%
	2022	2021	Change	Change

	(Dollars in thousands)
License and collaboration revenue - related party	$859	$2,265	$(1,406)	(62)
Operating expenses:
Research and development (1)	34,611	26,432	8,179	31
General and administrative (2)	7,691	6,715	976	15
Total operating expenses	42,302	33,147	9,155	28
Loss from operations	(41,443)	(30,882)	(10,561)	34
Interest income	484	97	387	399
Other expense, net	(78)	(57)	(21)	37
Net loss	$(41,037)	$(30,842)	$(10,195)	33
(1)	Includes $4.1 million and $2.2 million of non-cash stock-based compensation expense for the three months ended June 30, 2022 and 2021, respectively.
(2)	Includes $2.7 million and $1.8 million of non-cash stock-based compensation expense for the three months ended June 30, 2022 and 2021, respectively.

License and Collaboration Revenue

License and collaboration revenue decreased $1.4 million, or 62%, from $2.3 million for the three months ended June 30, 2021 to $0.9 million for the three months ended June 30, 2022. The decrease was primarily related to a decrease in services provided under the Restated Agreement with Janssen, with associated revenue recognized based on proportional performance. The level of services we provided has decreased as we completed our performance obligation pursuant to the collaboration as of June 30, 2022.

We determined that the transaction price of the initial performance obligation under the Restated Agreement was $131.7 million as of June 30, 2022, an increase of $0.2 million from the transaction price of $131.5 million as of March 31, 2022. In order to determine the transaction price, we evaluated all payments to be received during the duration of the contract, net of development costs reimbursement expected to be payable to Janssen. The transaction price as of June 30, 2022 includes $112.5 million of nonrefundable payments received to date, $17.9 million of reimbursement from Janssen for services performed for IL-23 receptor antagonist compound research costs and other services, and variable consideration consisting of $8.2 million of development cost reimbursement from Janssen, partially offset by $6.9 million of net cost reimbursement due to Janssen for services performed.

Research and Development Expenses

	Three Months Ended
	June 30,		Dollar	%
	2022	2021	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide (PTG-300)	$14,173	$12,168	$2,005	16
Clinical and development expense — PN-943	13,619	7,751	5,868	76
Clinical and development expense — PN-235	14	1,433	(1,419)	(99)
Clinical and development expense — PN-232	377	39	338	867
Clinical and development expense — PTG-200	—	1	(1)	(100)
Clinical and development expense — PTG-100	196	141	55	39
Pre-clinical and drug discovery research expense	6,232	5,884	348	6
Grants and tax incentives expense reimbursement, net	—	(985)	985	(100)
Total research and development expenses	$34,611	$26,432	$8,179	31

Research and development expenses increased $8.2 million, or 31%, from $26.4 million for the three months ended June 30, 2021 to $34.6 million for the three months ended June 30, 2022. The increase was primarily due to an increase of $5.9 million in PN-943 contract manufacturing costs and clinical expenses related to the Phase 2 IDEAL trial in UC initiated in 2020 and an increase of $2.0 million in rusfertide clinical and contract manufacturing expenses primarily for VERIFY, the global Phase 3 clinical trial in PV initiated in the first quarter of 2022.

We had 101 and 81 full-time equivalent research and development employees as of June 30, 2022 and 2021, respectively. Research and development expenses for the three months ended June 30, 2022 included increases of $2.0 million in stock-based compensation expense and $1.6 million in other personnel-related expenses compared to the three months ended June 30, 2021.

General and Administrative Expenses

General and administrative expenses increased $1.0 million, or 15%, from $6.7 million for the three months ended June 30, 2021 to $7.7 million for the three months ended June 30, 2022 primarily due to an increase of $1.2 million in personnel expenses, partially offset by a $0.2 million decrease in legal and other expenses. The increase in personnel expenses was primarily due to increases of $0.9 million in stock-based compensation expense and $0.3 million in wages and benefits.

We had 26 and 20 full-time equivalent general and administrative employees as of June 30, 2022 and 2021, respectively.

Interest Income

Interest income increased $0.4 million from $0.1 million for the three months ended June 30, 2021 to $0.5 million for the three months ended June 30, 2022. This increase was due primarily to higher yields on invested balances during a period of increasing interest rates compared to the prior year period.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended
	June 30,		Dollar	%
	2022	2021	Change	Change

	(Dollars in thousands)
License and collaboration revenue - related party	$26,581	$8,454	$18,127	214
Operating expenses:
Research and development (1)	70,929	50,677	20,252	40
General and administrative (2)	18,206	12,680	5,526	44
Total operating expenses	89,135	63,357	25,778	41
Loss from operations	(62,554)	(54,903)	(7,651)	14
Interest income	652	199	453	228
Other expense, net	(65)	(136)	71	(52)
Net loss	$(61,967)	$(54,840)	$(7,127)	13
(1)	Includes $7.4 million and $3.6 million of non-cash stock-based compensation expense for the six months ended June 30, 2022 and 2021, respectively.
(2)	Includes $5.3 million and $3.0 million of non-cash stock-based compensation expense for the six months ended June 30, 2022 and 2021, respectively.

License and Collaboration Revenue

License and collaboration revenue increased $18.1 million, or 214%, from $8.5 million for the six months ended June 30, 2021 to $26.6 million for the six months ended June 30, 2022. The increase in revenue was primarily due to an increase in transaction price and proportional performance resulting from the $25.0 million milestone payment we received in April 2022 upon the dosing of the third patient in the Janssen Phase 2b FRONTIER 1 trial of PN-235 for moderate-to-severe plaque psoriasis in March 2022. We completed our performance obligation pursuant to the collaboration as of June 30, 2022.

We determined that the transaction price of the initial performance obligation under the Restated Agreement was $131.7 million as of June 30, 2022, an increase of $25.2 million from the transaction price of $106.5 million as of December 31, 2021. In order to determine the transaction price, we evaluated all payments to be received during the duration of the contract, net of development costs reimbursement expected to be payable to Janssen. The transaction price as of June 30, 2022 includes the $112.5 million of nonrefundable payments received to date, $17.9 million of reimbursement from Janssen for services performed for IL-23 receptor antagonist compound research costs and other services, and variable consideration consisting of $8.2 million of development cost reimbursement from Janssen, partially offset by $6.9 million of net cost reimbursement due to Janssen for services performed. The increase in transaction price from December 31, 2021 to June 30, 2022 was due primarily to the $25.0 million milestone payment we received in April 2022 upon the dosing of the third patient in the Janssen Phase 2b FRONTIER 1 trial of PN-235 for moderate-to-severe plaque psoriasis in March 2022.

Research and Development Expenses

	Six Months Ended
	June 30,		Dollar	%
	2022	2021	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide (PTG-300)	$27,550	$22,247	$5,303	24
Clinical and development expense — PN-943	29,360	15,475	13,885	90
Clinical and development expense — PN-235	235	3,232	(2,997)	(93)
Clinical and development expense — PN-232	445	39	406	*
Clinical and development expense — PTG-200	(6)	2	(8)	(400)
Clinical and development expense — PTG-100	386	250	136	54
Preclinical and discovery research expense	12,959	11,245	1,714	15
Grants and tax incentives expense reimbursement, net	—	(1,813)	1,813	(100)
Total research and development expenses	$70,929	$50,677	$20,252	40

*Percentage not meaningful

Research and development expenses increased $20.3 million, or 40%, from $50.7 million for the six months ended June 30, 2021 to $70.9 million for the six months ended June 30, 2022. The increase was primarily due to an increase of $13.9 million in PN-943 contract manufacturing costs and clinical expenses related to the Phase 2 IDEAL trial in UC initiated in 2020 and an increase of $5.3 million in rusfertide clinical and contract manufacturing expenses primarily for VERIFY.

We had 101 and 81 full-time equivalent research and development employees as of June 30, 2022 and 2021, respectively. Research and development expenses for the six months ended June 30, 2022 included increases of $3.8 million in stock-based compensation expense and $4.2 million in other personnel-related expenses compared to the three months ended June 30, 2021.

General and Administrative Expenses

General and administrative expenses increased $5.5 million, or 44%, from $12.7 million for the six months ended June 30, 2021 to $18.2 million for the six months ended June 30, 2022 due primarily to an increase of $3.3 million in personnel expenses and $2.2 million in expenses to support the growth of our business and other costs. The increase in personnel expenses was primarily due to increases of $2.3 million in stock-based compensation expense and $0.9 million in wages and benefits.

We had 26 and 20 full-time equivalent general and administrative employees as of June 30, 2022 and 2021, respectively.

Interest Income

Interest income increased $0.5 million from $0.2 million for the six months ended June 30, 2021 to $0.7 million for the six months ended June 30, 2022. This increase was due primarily to higher yields on invested balances during a period of increasing interest rates compared to the prior year period.

Liquidity and Capital Resources

Sources of Liquidity

Historically, we have funded our operations primarily from net proceeds from the sale of shares of our common stock and the receipt of payments under collaboration agreements.

In October 2019, we filed a registration statement on Form S-3 (File no. 333-234414) that was declared effective as of November 22, 2019 and permits the offering, issuance, and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities and warrants (the “2019 Form S-3”). Up to a maximum of $75.0 million of the maximum aggregate offering price of $250.0 million may be issued and sold pursuant to an at-the-market (“ATM”) financing facility under a sales agreement we entered into on November 27, 2019. In January 2022, we issued 422,367 shares of our common stock under our ATM financing facility for net proceeds of $14.6 million, after deducting issuance costs. As of June 30, 2022, a total of $79.3 million of common stock remained available for sale under the 2019 Form S-3, $17.0 million of which remained available for sale under the ATM financing facility. The 2019 Form S-3 expires in October 2022.

In December 2020, we filed an automatic registration statement on Form S-3ASR and an accompanying prospectus (File No. 333-251254). In June 2021, pursuant this S-3ASR, we completed an underwritten public offering of 3,046,358 shares of common stock at a public offering price of $37.75 per share and issued an additional 456,953 shares of common stock at a public offering price of $37.75 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commission and offering costs paid by us, were $123.8 million. The Form S-3ASR expires in December 2023.

We have received $112.5 million in non-refundable payments from Janssen since the inception of the Restated Agreement in 2017 through the date of this report as follows:

●	Upon effectiveness of the agreement, we received a non-refundable, upfront cash payment of $50.0 million from Janssen;
●	Upon effectiveness of the First Amendment, we became eligible to receive a $25.0 million payment from Janssen, which was received during the second quarter of 2019;
●	In December 2019, we became eligible to receive a $5.0 million payment triggered by the successful nomination of a second-generation development compound, which was received during the first quarter of 2020;
●	In October 2021, we became eligible to receive a $7.5 million milestone payment triggered by completion of the data collection for PN-235 Phase 1 activities, which was received during the fourth quarter of 2021; and
●	In March 2022, we became eligible to receive a $25.0 million milestone payment in connection with the dosing of the third patient in the Phase 2b clinical trial of PN-235 in moderate-to-severe plaque psoriasis during the first quarter of 2022, which was received during the second quarter of 2022.

We also receive payments for services provided under the collaboration agreement and we make in-kind payment reimbursements to Janssen for certain costs they have incurred based on the cost sharing terms of the agreement.

Pursuant to the Restated Agreement, we will be eligible to receive clinical development, regulatory and sales milestones, if and as achieved. Upcoming potential development milestones for second-generation products include:

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

Capital Requirements

As of June 30, 2022, we had $291.9 million of cash, cash equivalents and marketable securities and an accumulated deficit of $471.3 million. Our capital expenditures for the six months ended June 30, 2022 were $0.7 million. Our capital expenditures for the years ended December 31, 2021 and 2020 were $1.1 million and $0.5 million, respectively. Our primary uses of cash are to fund operating expenses, primarily our research and development expenditures, general and administrative costs and pre-commercialization costs. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses. We believe, based on our current operating plan and assumptions, that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating and capital expenditure requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect if our planned pre-clinical and clinical trials are successful or expanded, our product candidates enter new and more advanced stages of clinical development, or our newer product clinical trials advance beyond the discovery stage. We expect that our cash burn will approximate current levels for the remainder of the year but will reduce in 2023.We expect to require additional financing to advance our product candidates through clinical development and toward potential regulatory approval and to develop, acquire or in-license other potential product candidates. Such additional funding may come from raising additional capital, seeking access to debt, and additional collaborative or other arrangements with corporate sources, but such funding may not be available at terms acceptable to us, if at all. As has been widely reported, we are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by domestic and global monetary and fiscal policy, and geopolitical instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur.

We anticipate that we will need to raise substantial additional funding, the requirements of which will depend on many factors, including:

●	the progress, timing, scope, results and costs of advancing our clinical trials for our product candidates, including the ability to enroll patients in a timely manner for our clinical trials;
●	the costs of and ability to obtain clinical and commercial supplies and any other product candidates we may identify and develop;
●	our ability to successfully commercialize the product candidates we may identify and develop;
●	the selling and marketing costs associated with our current product candidates and any other product candidates we may identify and develop, including the cost and timing of expanding our sales and marketing capabilities;
●	the achievement of development, regulatory and sales milestones resulting in payments to us from Janssen under the Restated Agreement, as amended, or other such arrangements that we may enter into, and the timing of receipt of such payments, if any;
●	the timing, receipt and amount of royalties under the Restated Agreement on worldwide net sales of IL-23 receptor antagonist compounds, upon regulatory approval or clearance, if any;
●	the amount and timing of sales and other revenues from our current product candidates and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;
●	the cash requirements of any future acquisitions or discovery of product candidates;

●	the time and cost necessary to respond to technological and market developments;
●	the extent to which we may acquire or in-license other product candidates and technologies;
●	costs necessary to attract, hire and retain qualified personnel;
●	the costs of maintaining, expanding and protecting our intellectual property portfolio; and
●	the costs of ongoing general and administrative activities to support the growth of our business.

Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. Further, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials, other research and development activities and pre-commercialization costs. If we do raise additional capital through public or private equity offerings or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to fully estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated product development programs. For additional information, see Part II – Item 1A – Risks Related to our Financial Position and Capital Requirements.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
Condensed Consolidated Statements of Cash Flows Data:	2022	2021

	(Dollars in thousands)
Cash used in operating activities	$(51,301)	$(52,456)
Cash provided by investing activities	$30,258	$980
Cash provided by financing activities	$17,605	$126,369
Stock-based compensation	$12,740	$6,596

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2022 was $51.3 million, consisting primarily of our net loss of $62.0 million and a net change of $4.2 million in net operating assets and liabilities, partially offset by certain non-cash items, including $12.7 million of stock-based compensation expense. The $1.2 million decrease in cash flow used in operating activities during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to a $6.1 million increase in stock-based compensation expense and a $2.1 million increase related to change in net operating assets and liabilities, partially offset by a $7.1 million increase in our net loss.

Cash Flows from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2022 was $30.3 million, consisting of proceeds from maturities of marketable securities of $132.9 million, partially offset by purchases of marketable securities of $102.1 million and purchases of property and equipment of $0.6 million. The $29.3 million increase in cash provided by investing activities for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily related to a decrease of $61.3 million in purchases of marketable securities, partially offset by a decrease of $32.1 million in proceeds from maturities of marketable securities. Purchases of property and equipment were primarily related to purchases of laboratory and computer equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2022 was $17.6 million, consisting primarily of net cash proceeds from ATM sales of $14.6 million and proceeds from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan of $3.2 million. The $108.8 million decrease in cash provided by financing activities for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to a $109.4 million decrease in net cash proceeds from ATM sales, partially offset by a $0.7 million increase in proceeds from issuances of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan.

Contractual Obligations and Other Commitments

During the three and six months ended June 30, 2022, there were no material changes to our material cash requirements, including commitments for capital expenditures, described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our interest-earning investments and inflation.

Interest Rate Fluctuation Risk

We had $291.9 million and $326.9 million in cash, cash equivalents and marketable securities at June 30, 2022 and December 31, 2021, respectively. Cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Marketable securities consist of corporate bonds, commercial paper and government bonds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates continue to increase. Based on our interest rate sensitivity analysis, an immediate 100 basis point increase in interest rates would increase our interest income by approximately $2.4 million, while an immediate 100 basis point decrease in interest rates would decrease our interest income by approximately $3.2 million.

Approximately $0.3 million and $1.1 million of our cash balance was located in Australia at June 30, 2022 and December 31, 2021, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of our expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on our results of operations.

Inflation Fluctuation Risk

Inflation has increased during the period covered by this report and is expected to continue to at elevated levels or even increase for the near future. Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the three and six months ended June 30, 2022.

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

Under “Risks Related to our Business and Industry” we describe risks related to our business in general, and to our company in the biotechnology and pharmaceutical industry. They include, among others, the following:

●	We face significant competition from other biotechnology and pharmaceutical companies.
●	We face risks to our business arising from the COVID-19 pandemic, including risks to our ongoing and planned clinical trials and pre-clinical and discovery research.
●	Unstable market and economic conditions, including elevated and sustained inflation, may have serious adverse consequences on our business, financial condition and stock price.
●	Our success depends on our ability to attract, retain and motivate qualified executives and other personnel.
●	We may experience difficulties in managing the growth of our organization.

●	We are subject to risks associated with information technology systems or breaches of data security.
●	Any misconduct by our employees, independent contractors, principal investigators, consultants and vendors could have a material adverse effect on our business.
●	Our headquarters is located near known earthquake fault zones.

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

We are a biopharmaceutical company with a limited operating history as a publicly traded company. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. Our operations to date have been limited to developing our technology, undertaking pre-clinical studies and clinical trials of our pipeline candidates and conducting research to identify additional product candidates. We have not yet successfully developed an approved product or generated revenue from product sales or successfully conducted a pivotal registration trial for one of our product candidates. Consequently, the ability to accurately assess our future operating results or business prospects is significantly more limited than if we had a longer operating history or approved products on the market.

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

In addition, there are a significant number of global clinical trials in inflammatory bowel disease and in hematologic disorders that are currently ongoing, especially in Phases 2 and 3, making it highly competitive and challenging to recruit subjects. Additionally, other companies targeting the same patient populations as our clinical trials for such medicines may make it more difficult for us to complete enrollment in our clinical trials. Furthermore, any negative results we may report in clinical trials of our product candidates, such as the premature termination of our Phase 2 clinical trial of PTG-100 for the treatment of moderate-to-severe UC, may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both. In addition, we are subject to risks and uncertainties as a result of the ongoing military conflict in Ukraine and Russia. A limited number of subjects were enrolled in our PN-943 Phase 2 IDEAL trial at clinical sites in Ukraine and Russia. On March 3, 2022, due to the ongoing military conflict in this region, we decided to close down our clinical sites in Ukraine and Russia. The impact of the ongoing military conflict in Ukraine and Russia on any future studies is uncertain at this time.

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

We have incurred significant operating losses every year since inception and expect to continue to incur operating losses for the foreseeable future. As of June 30, 2022, we had an accumulated deficit of $471.3 million. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development. As a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. Developing pharmaceutical product candidates, including conducting pre-clinical studies and clinical trials, is expensive. We expect to require substantial additional future capital in order to complete clinical development and, if we are successful, to commercialize any of our current product candidates. Further, in the event our Restated Agreement with Janssen is terminated, we may not receive any additional fees or milestone payments under that agreement. Absent the funding support from this agreement, our further development of the collaboration product candidates would require significant additional capital from us, or the establishment of alternative collaborations with third parties, which may not be possible.

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $291.9 million. Based upon our current operating plan and expected expenditures, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months. However, we expect that we will need to have access to substantial additional funds in the future in order to complete clinical development or commercialize our product candidates to a point where our operations generate net cash inflows.

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

PN-235, the product candidate in development pursuant to our Janssen collaboration, may prove to have undesirable or unintended side effects or other characteristics adversely affecting its safety, efficacy or cost effectiveness that could prevent or limit its approval for marketing and successful commercial use, or that could delay or prevent the commencement and/or completion of clinical trials. Under the terms of the Restated Agreement with Janssen, Janssen may terminate the agreement for convenience and without cause on written notice of a certain period. In addition, prior to any termination of the agreement, Janssen will generally have control over the further clinical development of PN-235 and any other second-generation compounds. Janssen’s decisions with respect to such development will affect the timing and availability of potential future payments under the agreement, if any. During the fourth quarter of 2021, following a pre-specified interim analysis criteria, a portfolio decision was made by Janssen to stop further development of PTG-200, and further development of PN-232 was also discontinued during the quarter, both in favor of PN-235, a novel peptide with exceptional, low picomolar potency and with superior in vivo stability. If the Restated Agreement with Janssen is terminated early, or if Janssen’s development activities are terminated early or suspended for an extended period of time, or are otherwise unsuccessful, our business and business prospects would be materially and adversely affected.

We may have disagreements with Janssen during the term of the Janssen License and Collaboration Agreement, and if they are not settled amicably or in the favor of Protagonist, the result may harm our business.

We are subject to the risk of possible disagreements with Janssen regarding the development of PN-235 or other matters under the Restated Agreement with Janssen, such as the interpretation of the agreement or ownership of proprietary rights. Also, after the period of collaborative development ends under the agreement, Janssen will have sole decision-making authority for product candidates resulting from the collaboration, which could lead to disputes with Janssen. Disagreements with Janssen could lead to litigation or arbitration, which would be expensive and would be time-consuming for our management and employees.

We may not be successful in obtaining or maintaining development and commercialization collaborations, any collaboration arrangements we enter into in the future may not be successful.

Other than our Restated Agreement with Janssen, we have no active collaborations for any of our product candidates. Even if we establish other collaboration arrangements, any such collaboration may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and growth prospects. If we enter into collaborations limited to certain territories, we may not maintain significant rights or control of future development and commercialization of any product candidate subject to the collaboration and potential disputes could develop in the future over the terms of the collaboration and the respective rights of the parties.

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

We currently do not have a marketing or sales organization for the marketing, sales and distribution of pharmaceutical products. In order to commercialize any of our product candidates that receive marketing approval, we will have to build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In the event of successful development of any of our product candidates, we may elect to build a targeted specialty sales force which will be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. With respect to our product candidates, we may choose to partner with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, and in the case of the Restated Agreement with Janssen, we may elect to exercise our Co-Detailing Option (allows us to elect to provide up to 30% of the selling effort in the United States for any IL-23R antagonist compounds approved for commercial sale), which would require us to establish a U.S. sales team. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future revenue will be materially and adversely impacted.

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

The extent to which the ongoing COVID-19 pandemic will continue to impact our business is uncertain and cannot be predicted. The pandemic’s impact on our business will depend on a variety of factors, including the timing, extent, effectiveness and durability of vaccine programs or other treatments, new or continuing travel and other restrictions and public health measures, such as social distancing, business closures or disruptions, and the development and spread of COVID-19 variants. As the COVID19 pandemic evolves, we could experience additional disruptions or increased expenses that may adversely impact our business, including:

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

Unstable market and economic conditions, including elevated and sustained inflation, may have serious adverse consequences on our business, financial condition and stock price.

As has been widely reported, we are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by domestic and global monetary and fiscal policy, geopolitical instability, an ongoing military conflict between Russia and Ukraine, and historically high domestic and global inflation. In particular, the conflict in Ukraine has exacerbated market disruptions, including significant volatility in commodity prices, as well as supply chain interruptions, and has contributed to record inflation globally. The U.S. Federal Reserve and other central banks may be unable to contain inflation through more restrictive monetary policy and inflation may increase or continue for a prolonged period of time. Inflationary factors, such as increases in the cost of clinical supplies, interest rates, overhead costs and transportation costs may adversely affect our operating results. We continue to monitor these events and the potential impact on our business. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may be adversely affected in the future due to domestic and global monetary and fiscal policy, supply chain constraints, consequences associated with COVID-19 and the ongoing conflict between Russia and Ukraine, and such factors may lead to increases in the cost of manufacturing our product candidates and delays in initiating trials. In addition, global credit and financial markets have experienced extreme volatility and disruptions in the past several years and the foregoing factors have led to and may continue to cause diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, uncertainty about economic stability and increased inflation.

There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals.

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

If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, integrity oversight and reporting obligations, exclusion from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If, and to the extent that, Janssen or we are unable to comply with these regulations, our ability to earn potential royalties from worldwide net sales of Janssen collaboration product candidates would be materially and adversely impacted. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. The imposition of any of these penalties or other commercial limitations could negatively impact our collaboration with Janssen or cause Janssen to terminate the Restated Agreement with Janssen, either of which would materially and adversely affect our business, financial condition and results of operations.

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

We may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical, biotechnology, pharmaceutical and other businesses. Many of the other biopharmaceutical and pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Many are located in areas of the country with lower costs of living. Additionally, the United States has recently experienced historically high levels of inflation and an acute workforce shortage generally, which has created a hyper-competitive wage environment that may increase our operating costs. Any or all of these factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize product candidates and to grow our business and operations as currently contemplated.

We expect to expand the size of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2022, we had 127 full-time equivalent employees, including 101 full-time equivalent employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, scientific, sales, marketing, research, development, regulatory, manufacturing, financial and other resources. In addition, as our operations expand, we expect that we will need to manage relationships with strategic collaborators, CROs, contract manufacturers, suppliers, vendors and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. We may not be successful in accomplishing these tasks in growing our company, and our failure to accomplish any of them could adversely affect our business and operations.

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

An adverse outcome in a patent dispute could severely harm our collaboration with Janssen or cause Janssen to terminate the Restated Agreement.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. From January 1, 2021 through June 30, 2022, the reported sale price of our common stock has fluctuated between $6.91 and $50.54 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock, including due to the factors discussed in these “Risk Factors” and elsewhere in this Annual Report.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change”, generally defined as a greater than fifty percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change taxable income or tax liability may be limited. We have experienced ownership changes in the past, resulting in annual limitations in our ability to use our NOLs and credits. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOLs and tax credit carryforwards presented in our financial statements could be limited and may expire unused. Any such material limitation or expiration of our NOLs may harm our future operating results by effectively increasing our future tax obligations.

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

PROTAGONIST THERAPEUTICS, INC.

Date: August 4, 2022	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Asif Ali
Asif Ali
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)