Form 10-Q
period 2022-09-30
Protagonist Therapeutics, Inc
filed 2022-11-08
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 31, 2022, there were 49,198,411 shares of the registrant’s Common Stock, par value $0.00001 per share, outstanding.

PROTAGONIST THERAPEUTICS, INC.

FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$152,816	$123,665
Marketable securities	114,621	203,235
Receivable from collaboration partner and contract asset - related party	125	1,566
Research and development tax incentive receivable	—	2,792
Prepaid expenses and other current assets	9,055	9,478
Total current assets	276,617	340,736
Property and equipment, net	1,783	1,798
Restricted cash - noncurrent	225	225
Operating lease right-of-use asset	3,549	4,936
Total assets	$282,174	$347,695
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,715	$1,600
Payable to collaboration partner - related party	32	899
Accrued expenses and other payables	29,574	37,716
Deferred revenue - related party	—	1,601
Operating lease liability - current	2,433	2,200
Total current liabilities	36,754	44,016
Operating lease liability - noncurrent	1,804	3,658
Total liabilities	38,558	47,674
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 90,000,000 shares authorized; 49,198,411 and 47,838,330 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	746,657	709,682
Accumulated other comprehensive loss	(480)	(299)
Accumulated deficit	(502,561)	(409,362)
Total stockholders’ equity	243,616	300,021
Total liabilities and stockholders’ equity	$282,174	$347,695

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
License and collaboration revenue - related party	$—	$10,286	$26,581	$18,740
Operating expenses:
Research and development	25,402	36,956	96,331	87,633
General and administrative	6,901	7,256	25,107	19,936
Total operating expenses	32,303	44,212	121,438	107,569
Loss from operations	(32,303)	(33,926)	(94,857)	(88,829)
Interest income	1,157	122	1,809	321
Other expense, net	(86)	—	(151)	(136)
Net loss	$(31,232)	$(33,804)	$(93,199)	$(88,644)
Net loss per share, basic and diluted	$(0.64)	$(0.70)	$(1.90)	$(1.94)
Weighted-average shares used to compute net loss per share, basic and diluted	49,107,639	47,987,184	48,971,329	45,705,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(31,232)	$(33,804)	$(93,199)	$(88,644)
Other comprehensive loss:
Loss on translation of foreign operations	(79)	(140)	(193)	(207)
Unrealized gain (loss) on marketable securities	319	(5)	12	(25)
Comprehensive loss	$(30,992)	$(33,949)	$(93,380)	$(88,876)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	(Loss) Gain	Deficit	Equity
Three months ended September 30, 2022	Shares	Amount
Balance at June 30, 2022	48,683,931	$—	$740,027	$(720)	$(471,329)	$267,978
Issuance of common stock under equity incentive and employee stock purchase plans	114,483	—	680	—	—	680
Issuance of common stock upon exercise of Exchange Warrants	399,997	—	—	—	—	—
Stock-based compensation expense	—	—	5,950	—	—	5,950
Other comprehensive gain	—	—	—	240	—	240
Net loss	—	—	—	—	(31,232)	(31,232)
Balance at September 30, 2022	49,198,411	$—	$746,657	$(480)	$(502,561)	$243,616

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	(Loss) Gain	Deficit	Equity
Three months ended September 30, 2021	Shares	Amount
Balance at June 30, 2021	47,525,560	$—	$696,157	$(59)	$(338,651)	$357,447
Issuance of common stock pursuant to public offering, net of issuance costs	—	—	6	—	—	6
Issuance of common stock under equity incentive and employee stock purchase plans	146,094	—	1,381	—	—	1,381
Stock-based compensation expense	—	—	4,775	—	—	4,775
Other comprehensive loss	—	—	—	(145)	—	(145)
Net loss	—	—	—	—	(33,804)	(33,804)
Balance at September 30, 2021	47,671,654	$—	$702,319	$(204)	$(372,455)	$329,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	(Loss) Gain	Deficit	Equity
Nine months ended September 30, 2022	Shares	Amount
Balance at December 31, 2021	47,838,330	$—	$709,682	$(299)	$(409,362)	$300,021
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	422,367	—	14,553	—	—	14,553
Issuance of common stock under equity incentive and employee stock purchase plans	545,443	—	3,895	—	—	3,895
Issuance of common stock upon exercise of Exchange Warrants	399,997	—	—	—	—	—
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(7,726)	—	(188)	—	—	(188)
Stock-based compensation expense	—	—	18,690	—	—	18,690
Issuance costs related to prior period common stock offering	—	—	25	—	—	25
Other comprehensive loss	—	—	—	(181)	—	(181)
Net loss	—	—	—	—	(93,199)	(93,199)
Balance at September 30, 2022	49,198,411	$—	$746,657	$(480)	$(502,561)	$243,616

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	(Loss) Gain	Deficit	Equity
Nine months ended September 30, 2021	Shares	Amount
Balance at December 31, 2020	43,745,465	$—	$563,389	$28	$(283,811)	$279,606
Issuance of common stock pursuant to public offering, net of issuance costs	3,503,311	—	123,804	—	—	123,804
Issuance of common stock under equity incentive and employee stock purchase plans	429,938	—	3,944	—	—	3,944
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(7,060)	—	(189)	—	—	(189)
Stock-based compensation expense	—	—	11,371	—	—	11,371
Other comprehensive loss	—	—	—	(232)	—	(232)
Net loss	—	—	—	—	(88,644)	(88,644)
Balance at September 30, 2021	47,671,654	$—	$702,319	$(204)	$(372,455)	$329,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(93,199)	$(88,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	18,690	11,371
Operating lease right-of-use asset amortization	1,751	1,378
Net amortization of premium on marketable securities	365	1,321
Depreciation	778	578
Changes in operating assets and liabilities:
Research and development tax incentive receivable	2,719	(854)
Receivable from collaboration partner - related party	1,441	(212)
Prepaid expenses and other assets	413	(2,632)
Accounts payable	3,121	(2,285)
Payable to collaboration partner - related party	(867)	(1,611)
Accrued expenses and other payables	(8,127)	14,393
Deferred revenue - related party	(1,601)	(12,236)
Operating lease liability	(1,986)	(1,493)
Net cash used in operating activities	(76,502)	(80,926)
Cash Flows from Investing Activities
Purchase of marketable securities	(134,279)	(255,902)
Proceeds from maturities of marketable securities	222,537	213,080
Purchases of property and equipment	(725)	(905)
Net cash provided by (used in) investing activities	87,533	(43,727)
Cash Flows from Financing Activities
Proceeds from at-the-market offering, net of issuance costs	14,553	123,995
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	3,895	3,944
Tax withholding payments related to net settlement of restricted stock units	(188)	(189)
Issuance costs related to prior period common stock offering	25	—
Net cash provided by financing activities	18,285	127,750
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(165)	(148)
Net increase in cash, cash equivalents and restricted cash	29,151	2,949
Cash, cash equivalents and restricted cash, beginning of period	123,890	117,818
Cash, cash equivalents and restricted cash, end of period	$153,041	$120,767
Supplemental Disclosure of Non-Cash Financing and Investing Information:
Purchases of property and equipment in accounts payable and accrued liabilities	$61	$24
Issuance costs related to common stock offering included in accrued liabilities and other payables	$—	$191

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.Organization and Description of Business

Protagonist Therapeutics, Inc. (the “Company”) is headquartered in Newark, California. The Company is a biopharmaceutical company with peptide-based new chemical entities rusfertide and PN-235 in different stages of clinical development, all derived from the Company’s proprietary technology platform. The Company’s clinical programs fall into two broad categories of diseases; (i) hematology and blood disorders, and (ii) inflammatory and immunomodulatory diseases. Protagonist Pty Limited (“Protagonist Australia”) is a wholly-owned subsidiary of the Company and is located in Brisbane, Queensland, Australia.

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

Liquidity

As of September 30, 2022, the Company had cash, cash equivalents and marketable securities of $267.4 million. The Company has incurred net losses from operations since inception and had an accumulated deficit of $502.6 million as of September 30, 2022. The Company’s ultimate success depends upon the outcome of its research and development and collaboration activities. The Company expects to incur additional losses in the future and anticipates the need to raise additional capital to continue to execute its long-range business plan. Since the Company’s initial public offering in August 2016, it has financed its operations primarily through proceeds from offerings of common stock and payments received under license and collaboration agreements.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the ongoing COVID-19 pandemic. The impact of the COVID-19 pandemic on the Company’s activities depends on a number of factors, including, but not limited to, the duration and severity of the pandemic; the development and spread of COVID-19 variants, the timing, extent, effectiveness and durability of COVID-19 vaccine programs or other treatments; and new or continuing travel and other restrictions and public health measures. The Company has experienced delays in its existing and planned clinical trials due to the worldwide impacts of the pandemic. The Company’s future results of operations and liquidity could be adversely impacted by further delays in existing and planned clinical trials, continued difficulty in recruiting patients for these clinical trials, delays in manufacturing and collaboration activities, supply chain disruptions, and the ongoing impact on its operating activities and employees. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business. The extent of the impact of the COVID-19 pandemic remains difficult to predict as this event is ongoing and information continues to evolve. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company’s future financial condition, liquidity or results of operations remains uncertain.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the condensed consolidated balance sheet as of September 30, 2022 has been derived from the Company’s unaudited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s condensed consolidated financial statements. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future period.

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

Cash as reported in the condensed consolidated statements of cash flows consists of (in thousands):

	September 30,
	2022	2021
Cash and cash equivalents	$152,816	$120,542
Restricted cash - noncurrent	225	225
Total cash reported on condensed consolidated statements of cash flows	$153,041	$120,767

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2022 as compared to those disclosed in Note 2. Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Issued Accounting Pronouncements Not Yet Adopted as of September 30, 2022

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

The final transaction price of the initial performance obligation under the Restated Agreement was $131.7 million as of June 30, 2022. In order to determine the transaction price, the Company evaluated all payments to be received during the duration of the contract, net of development costs reimbursement expected to be payable to Janssen. The transaction price as of June 30, 2022 included $112.5 million of nonrefundable payments received to date, $17.9 million of reimbursement from Janssen for services performed for IL-23 receptor antagonist compound research costs and other services, and variable consideration consisting of $8.2 million of development cost reimbursement from Janssen, partially offset by $6.9 million of net cost reimbursement due to Janssen for services performed. The Company concluded that the variable consideration constraint was appropriately reflected in the estimated transaction price as of June 30, 2022, and that the achievement of future milestones was subject to additional development and/or regulatory uncertainty and therefore it was not probable at June 30, 2022 that a material reversal of such revenues would not occur. Janssen also opted in for certain additional services to be performed by the Company that were outside the initial performance obligation. Revenue for these additional services was recognized as these services were performed.

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

For the nine months ended September 30, 2022, the Company recognized license and collaboration revenue of $26.6 million. No license and collaboration revenue was recognized for the three months ended September 30, 2022 because the Company completed its performance obligation under the collaboration as of June 30, 2022. License and collaboration revenue for the nine months ended September 30, 2022 was primarily related to the transaction price under the Restated Agreement recognized based on proportional performance.

For the three and nine months ended September 30, 2021, the Company recorded a cumulative catch-up adjustment increasing license and collaboration revenue by $8.0 million, and also recognized license and collaboration revenue of $2.3 million and $9.9 million, respectively, related to the contract modification under the Restated Agreement entered in July 2021. In addition, the Company recognized $0.8 million in revenue for the nine months ended September 30, 2021 related to additional services provided by the Company under the agreement. No revenue related to additional services provided by the Company under the Restated Agreement was recognized for the three months ended September 30, 2021.

The following tables present changes in the Company’s contract assets and liabilities during the periods presented (in thousands):

	Balance at			Balance at
	Beginning of			End of
Nine Months Ended September 30, 2022	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$1,566	$25,165	$(26,606)	$125
Contract liabilities:
Deferred revenue - related party	$1,601	$25,757	$(27,358)	$—
Payable to collaboration partner - related party	$899	$52	$(919)	$32

	Balance at			Balance at
	Beginning of			End of
Nine Months Ended September 30, 2021	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner - related party	$2,426	$5,732	$(5,520)	$2,638
Contract liabilities:
Deferred revenue - related party	$14,477	$16,715	$(28,951)	$2,241
Payable to collaboration partner - related party	$2,732	$9,785	$(11,396)	$1,121

During the three and nine months ended September 30, 2022, the Company recognized revenue of zero and $0.9 million, respectively, from amounts included in the deferred revenue contract liability balance at the beginning of each period. During the three and nine months ended September 30, 2021, the Company recognized revenue of $0.2 million and $1.7 million, respectively, from amounts included in the deferred revenue contract liability balance at the beginning of each period. None of the costs to obtain or fulfill the contract were capitalized.

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

The following table presents the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$39,234	$—	$—	$39,234
Commercial paper	—	98,226	—	98,226
Corporate debt securities	—	6,320	—	6,320
U.S. Treasury and agency securities	—	118,254	—	118,254
Total financial assets	$39,234	$222,800	$—	$262,034

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$39,854	$—	$—	$39,854
Commercial paper	—	157,141	—	157,141
Corporate debt securities	—	75,548	—	75,548
U.S. Treasury and agency securities		40,017	—	40,017
Supranational and sovereign government securities	—	6,010	—	6,010
Total financial assets carried at fair value	$39,854	$278,716	$—	$318,570

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

Note 5. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following (in thousands):

	September 30, 2022
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$39,234	$—	$—	$39,234
Commercial paper	98,238	—	(12)	98,226
Corporate debt securities	6,328	—	(8)	6,320
U.S. Treasury and agency securities	118,365	15	(126)	118,254
Total cash equivalents and marketable securities	$262,165	$15	$(146)	$262,034
Classified as:
Cash equivalents				$147,413
Marketable securities - current				114,621
Total cash equivalents and marketable securities				$262,034

	December 31, 2021
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$39,854	$—	$—	$39,854
Commercial paper	157,157	—	(16)	157,141
Corporate debt securities	75,598	—	(50)	75,548
U.S. Treasury and agency securities	40,093	—	(76)	40,017
Supranational and sovereign government securities	6,011	—	(1)	6,010
Total cash equivalents and marketable securities	$318,713	$—	$(143)	$318,570
Classified as:
Cash equivalents				$115,335
Marketable securities - current				203,235
Total cash equivalents and marketable securities				$318,570

Marketable securities – current of $114.6 million and $203.2 million held at September 30, 2022 and December 31, 2021, respectively, had contractual maturities of less than one year. The Company does not intend to sell its securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be at maturity. There were no realized gains or realized losses on marketable securities for the periods presented. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis.

Note 6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid clinical and research related expenses	$6,498	$5,242
Prepaid insurance	436	1,746
Other prepaid expenses	1,626	1,515
Other receivable	495	975
Prepaid expenses and other current assets	$9,055	$9,478

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Laboratory equipment	$4,771	$4,156
Furniture and computer equipment	1,069	1,023
Leasehold improvements	913	877
Total property and equipment	6,753	6,056
Accumulated depreciation	(4,970)	(4,258)
Property and equipment, net	$1,783	$1,798

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued clinical and research related expenses	$23,667	$27,950
Accrued employee related expenses	4,742	7,125
Accrued professional service fees	974	734
Accrued payment to former collaboration partner	—	1,500
Other	191	407
Total accrued expenses and other payables	$29,574	$37,716

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

See Note 9. Commitments and Contingencies – Legal Proceedings for additional information on the results of arbitration proceedings related to this research and collaboration agreement

Milestone payments to collaboration partners are recorded as research and development expense in the period that the expense is incurred. No research and development expense was recorded under the Zealand collaboration agreement for the three and nine months ended September 30, 2022. The Company recognized $4.0 million in research and development expense under the agreement for the three and nine months ended September 30, 2021, respectively.

Note 8. Research and Development Tax Incentive

The Company did not recognize any research and development cash tax incentive from the Australian Tax Office (“ATO”) during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Company recognized AUD 0.6 million ($0.5 million) and AUD 2.9 million ($2.2 million), respectively, as a reduction of research and development expenses in connection with the research and development cash tax incentive from the ATO. As of December 31, 2021, the research and development cash tax incentive receivable was AUD 3.8 million ($2.8 million). There was no cash tax incentive receivable balance as of September 30, 2022.

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

On August 4, 2021, the Company and Zealand agreed to resolve the dispute and reached an Arbitration Resolution Agreement. Under the Arbitration Resolution Agreement, (1) the Company was required to make an additional payment of $1.5 million to Zealand in August 2022 with respect to rusfertide, (2) all development milestones with respect of rusfertide were reduced by 50%, except that the Company agreed to pay in full within two (2) business days after the effective date of the Agreement (and timely paid): (i) a $1.0 million milestone for initiation of a Phase 2b clinical trial; and (ii) a $1.5 million milestone for initiation of a Phase 3 clinical trial; (3) the royalty rates payable by the Company on net sales of rusfertide were reduced by 50%; (4) all sales milestone payments on net sales of rusfertide were reduced by 50%; (5) the parties agreed that each party will retain all payments previously made by the other party in connection with the original collaboration agreement; and (6) the parties released claims related to the original collaboration agreement, the abandonment agreement and the arbitration. In addition to the payments specified in items (1) and (2) above, the Company may also be required to pay Zealand up to $2.75 million in future development milestone payments relating to rusfertide. Those payments include up to $1.0 million in the aggregate for registrational proposals and up to $1.75 million in the aggregate for commercial launch in the three geographic territories specified in the original collaboration agreement.

The Company considered the outcome of these arbitration proceedings as being related to its research and development project; therefore, payments or milestone payments were recorded as research and development expenses.

Note 10. Stockholders’ Equity

In August 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which the Company sold an aggregate of 2,750,000 shares of its common stock at a price of $8.00 per share, for aggregate net proceeds of $21.7 million, after deducting offering expenses payable by the Company. In a concurrent private placement, the Company issued the Investors warrants to purchase an aggregate of 2,750,000 shares of its common stock (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant is exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $15.00 per share. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the Warrants may be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, the Company granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. The common stock and warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and the net proceeds from the transaction were recorded as a credit to additional paid-in capital. As of September 30, 2022, none of the Warrants have been exercised.

In December 2018, the Company entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.00001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.00001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. In accordance with Accounting Standards Codification Topic 505, Equity, the Company recorded the retirement of the common stock exchanged as a reduction of common stock shares outstanding and a corresponding debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants are classified as equity in accordance with ASC 480, and fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. During the year ended December 31, 2019, Exchange Warrants to purchase 600,000 shares of the Company’s common stock were net exercised, resulting in the issuance of 599,997 shares of common stock. On July 1, 2022, Exchange Warrants to purchase 400,000 shares of the Company’s common stock were net exercised, resulting in the issuance of 399,997 shares of common stock. There were no outstanding Exchange Warrants as of September 30, 2022.

In October 2019, the Company filed a registration statement on Form S-3 (File No. 333-234414) that was declared effective as of November 22, 2019, and permits the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $250.0 million of its common stock, preferred stock, debt securities and warrants (the “2019 Form S-3”). Up to a maximum of $75.0 million of the maximum aggregate offering price of $250.0 million may be issued and sold pursuant to an at-the market (“ATM”) financing facility under a sales agreement entered into by the Company on November 27, 2019 (the “2019 Sales Agreement”). In January 2022, the Company sold 422,367 shares of its common stock under its ATM financing facility pursuant to the 2019 Sales Agreement for net proceeds of $14.6 million, after deducting issuance costs. As of September 30, 2022, a total of $79.3 million of securities remained available for sale under the 2019 Form S-3, $17.0 million of which remained available for sale under the ATM financing facility. The 2019 Form S-3 expired in October 2022.

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

In August 2022, the Company filed a registration statement on Form S-3 (File No. 333-266595) that was declared effective as of August 16, 2022, and permits the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $300.0 million of its common stock, preferred stock, debt securities and warrants (the “2022 Form S-3”). Up to a maximum of $100.0 million of the maximum aggregate offering price of $300.0 million may be issued and sold pursuant to an at-the-market (“ATM”) financing facility under a sales agreement entered into by the Company on August 5, 2022 (the “2022 Sales Agreement”). As of September 30, 2022, no offering, issuance or sale of common stock, preferred stock, debt securities or warrants was made under the 2022 Form S-3 or the 2022 Sales Agreement.

Note 11. Equity Plans

Equity Incentive Plan

In July 2016, the Company’s board of directors and stockholders approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) to replace the 2007 Stock Option Plan. The 2016 Plan is administered by the board of directors, or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2016 Plan expire no later than ten years from the date of grant. As of September 30, 2022, 1,118,375 shares were available for issuance under the 2016 Plan.

Inducement Plan

In May 2018, the Company’s board of directors approved the 2018 Inducement Plan, as subsequently amended. The 2018 Inducement Plan is a non-stockholder approved stock plan, under which the Company awards options and restricted stock unit awards to persons that were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company, within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2018 Inducement Plan is administered by the board of directors or the Compensation Committee of the board, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2018 Inducement Plan expire no later than ten years from the date of grant. As of September 30, 2022, 690,147 shares were available for issuance under the 2018 Inducement Plan, as amended.

Stock Options

Stock option activity under the Company’s equity incentive and inducement plans is set forth below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life (years)	Value (1)
				(in millions)
Balances at December 31, 2021	5,890,540	$17.66	7.47	$102.7
Options granted	1,596,600	23.87
Options exercised	(378,272)	8.05
Options forfeited	(667,453)	22.25
Balances at September 30, 2022	6,441,415	$19.29	7.23	$2.3
Options exercisable – September 30, 2022	3,784,700	$16.28	6.12	$2.1
Options vested and expected to vest – September 30, 2022	6,441,415	$19.29	7.17	$2.3
(1)	The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on September 30, 2022. The calculation excludes options with an exercise price higher than the closing price of the Company’s common stock on September 30, 2022.

The estimated weighted-average grant-date fair value of common stock underlying options granted to employees during the nine months ended September 30, 2022 was $18.67 per share.

Stock Options Valuation Assumptions

The fair value of employee stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Expected term (in years)	5.27 - 6.08	6.02 - 6.08	5.27 - 6.08	5.27- 6.08
Expected volatility	97.7% - 101.7%	87.4% - 88.4%	96.3% - 101.7%	87.4% - 90.2%
Risk-free interest rate	2.70% - 4.01%	0.85% - 1.16%	1.64% - 4.01%	0.11% - 1.16%
Dividend yield	—	—	—	—

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

Restricted Stock Units

Restricted stock unit (“RSU”) activity under the Company’s equity incentive plans is set forth below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSUs at December 31, 2021	405,972	$20.13
Granted	506,450	21.36
Vested	(108,462)	15.83
Forfeited	(109,546)	21.85
Unvested RSUs at September 30, 2022	694,414	$19.55

Performance Stock Units

Performance stock unit (“PSU”) activity under the Company’s equity incentive plans is set forth below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested PSUs at December 31, 2021	105,500	$23.57
Granted	121,000	8.76
Vested	—	—
Forfeited	(27,000)	23.57
Unvested PSUs at September 30, 2022	199,500	$14.59

The terms of the unvested PSUs provide for 100% of shares to be earned based on the achievement of certain pre-determined performance objectives, subject to the participant’s continued employment. The PSUs will vest, if at all, upon certification by the Compensation Committee of the Company’s Board of Directors of the actual achievement of the related performance objectives, subject to specified change of control exceptions.

Stock-based compensation expense associated with PSUs is based on the fair value of the Company’s common stock on the grant date, which equals the closing price of the Company’s common stock on the grant date. The Company recognizes compensation expense over the vesting period of the awards that are ultimately expected to vest when the achievement of the related performance objectives becomes probable. The total grant date fair value of unvested PSUs outstanding as of September 30, 2022 was $2.9 million. As of September 30, 2022, the achievement of the related performance objectives was deemed not probable and, accordingly, no stock-based compensation for the PSUs has been recognized as expense as of September 30, 2022.

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“2016 ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period. During the nine months ended September 30, 2022, a total of 58,709 shares of common stock were issued under the 2016 ESPP, and 1,255,290 shares remained available for issuance as of September 30, 2022.

Stock-Based Compensation

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$3,858	$2,611	$11,290	$6,241
General and administrative	2,092	2,164	7,400	5,130
Total stock-based compensation expense	$5,950	$4,775	$18,690	$11,371

As of September 30, 2022, total unrecognized stock-based compensation expense was approximately $56.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.

Note 12. Income Taxes

2022 Tax Law Updates

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law. The IRA contains two main tax provisions: a new corporate alternative minimum tax imposed on certain corporations and an excise tax imposed upon shares repurchased by certain publicly traded corporations. The provisions are effective for tax years beginning after December 31, 2022. The Company is evaluating the impact of these provisions on its condensed financial statements and expects that the adoption of this act will not have a material impact on its financial statements.

Note 13. Net Loss per Share

As the Company had net losses for the three and nine months ended September 30, 2022 and 2021, all potential weighted average dilutive common shares were determined to be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(31,232)	$(33,804)	$(93,199)	$(88,644)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	49,107,639	47,987,184	48,971,329	45,705,782
Net loss per share, basic and diluted	$(0.64)	$(0.70)	$(1.90)	$(1.94)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share computations for the periods presented because their inclusion would be anti-dilutive:

	September 30,
	2022	2021
Options to purchase common stock	6,441,415	6,083,955
Common stock warrants	2,750,000	2,750,000
Restricted stock units	694,414	418,660
Performance stock units	199,500	105,500
ESPP shares	79,960	18,660
Total	10,165,289	9,376,775

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

Overview

We are a biopharmaceutical company with peptide-based new chemical entities rusfertide and PN-235 in different stages of development, all derived from the Company’s proprietary discovery technology platform. Our clinical programs fall into two broad categories of diseases; (i) hematology and blood disorders, and (ii) inflammatory and immunomodulatory diseases.

Our Product Pipeline

Rusfertide

Our most advanced clinical asset, rusfertide (generic name for PTG-300), is an injectable hepcidin mimetic in development for the potential treatment of erythrocytosis, iron overload and other blood disorders. Hepcidin is a key hormone in regulating iron equilibrium and is critical to the proper development of red blood cells. Rusfertide mimics the effect of the natural hormone hepcidin, but with greater potency, solubility and stability. Data from our rusfertide Phase 2 clinical trials presented at medical conferences in 2021 and 2022 provided evidence regarding the potential of rusfertide for managing hematocrit, reducing thrombotic risk and improving iron deficiency symptoms. Rusfertide has a unique mechanism of action in the potential treatment of the blood disorder polycythemia vera (“PV”), which may enable it to specifically decrease and maintain hematocrit levels within the range of recommended clinical guidelines without causing the iron deficiency that can occur with frequent phlebotomy. Our rusfertide Phase 2 clinical trials include the following:

●	REVIVE, a Phase 2 proof of concept (“POC”) trial, was initiated in the third quarter of 2019. We completed enrollment of patients in the ongoing REVIVE Phase 2 clinical trial of rusfertide in PV in the first quarter of 2022 with a target of approximately 50 patients to be enrolled through the end of the randomization portion of the trial, which we expect to complete by January 2023.

●	PACIFIC, another Phase 2 trial for rusfertide patients diagnosed with PV and with routinely elevated hematocrit levels (>48%), was initiated during the first quarter of 2021. Data from the PACIFIC study presented at the 2022 American Society of Clinical Oncology (“ASCO”) Annual Meeting demonstrate the effects of dosing interruption and resumption. Rusfertide dosing and interruption led to loss of effect, including increased phlebotomy rate and increases in hematocrit and red blood cells. Rusfertide restart restored therapeutic benefits.

Based on ongoing end of Phase 2 feedback provided by the FDA’s Division of Nonmalignant Hematology and written comments from the European Medicines Agency (“EMA”), we activated sites and initiated patient screening for VERIFY, a global Phase 3 clinical trial of rusfertide in PV for approximately 250 patients, in the first quarter of 2022.

While significant efforts have been taken toward the goal of full enrollment and a high degree of interest has been observed from physicians and patient communities, operational challenges, including site staff shortages, have continued to delay initial recruitment activities. We expect enrollment completion in the second half of 2023.

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

In keeping with our organizational prioritization of rusfertide in PV, plans to initiate trials of rusfertide in additional disease indications have been paused. This decision was influenced in part by the recent enactment of the Inflation Reduction Act in the United States and includes previously planned trials of rusfertide in the subset of hereditary hemochromatosis patients with chronic arthropathy.

PN-235

Our Interleukin-23 receptor (“IL-23R”) antagonist compound PN-235 is an orally delivered investigational drug that is designed to block biological pathways currently targeted by marketed injectable antibody drugs. Our orally stable peptide approach may offer a targeted therapeutic approach for GI and systemic compartments as needed. We believe that, compared to antibody drugs, PN-235 has the potential to provide improved safety due to minimal exposure in the blood, increased convenience and compliance due to oral delivery, and the opportunity for the earlier introduction of targeted oral therapy.

In May 2017, we entered into a worldwide license and collaboration agreement with Janssen Biotech, Inc. (“Janssen”), a Johnson & Johnson company, to co-develop and co-detail our IL-23R antagonist compounds, including PTG-200 (JNJ-67864238) and certain related compounds for all indications, including inflammatory bowel disease (“IBD”). PTG-200 was a first-generation investigational, orally delivered, IL-23R antagonist for the treatment of IBD. The agreement with Janssen was amended in May 2019 to expand the collaboration by supporting efforts towards second-generation IL-23R antagonists; and in July 2021 to, among other things, enable Janssen to independently research and develop collaboration compounds for multiple indications in the IL-23 pathway and further align our financial interests.

In October 2020, we and Janssen announced the selection of two second-generation IL23-R antagonists for advancement into clinical development, PN-232 (JNJ-75105186) and PN-235 (JNJ-77242113). During the fourth quarter of 2021, following a pre-specified interim analysis criteria, a portfolio decision was made by Janssen to stop further development of both PTG-200 and PN-232 favor of advancing PN-235, based on its superior potency and overall pharmacokinetic and pharmacodynamic profile. A PN-235 Phase 1 trial was completed in the fourth quarter of 2021. In February 2022, Janssen initiated FRONTIER 1, a 240-patient Phase 2b clinical trial of PN-235 in moderate-to-severe plaque psoriasis expected to be completed in the first quarter of 2023. Other studies of PN-235 that Janssen has initiated or planned include the SUMMIT study of PN-235 for the treatment of moderate-to-severe plaque psoriasis expected to be completed in the second quarter of 2023, FRONTIER 2, a long-term extension study, and a Phase 1 study of PN-235 in healthy Japanese and Chinese volunteers. Janssen is expected to initiate a separate Phase 2 trial of PN-235 in IBD in 2023.

During the fourth quarter of 2021, we received a $7.5 million milestone payment from Janssen triggered by the completion of data collection for PN-235 Phase 1 activities. In April 2022, we received a $25.0 million milestone payment in connection with the dosing of a third patient in FRONTIER 1 during the first quarter of 2022. We will be eligible to receive a $10.0 million milestone payment in connection with the dosing of a third patient in the second Phase 2 trial of a second-generation candidate, and a $50 million milestone upon dosing of a third patient in a Phase 3 trial for a second-generation compound for any indication. We remain eligible for up to approximately $855.0 million in future development and sales milestone payments, in addition to the $112.5 million in milestone payments already received.

PN-943

PN-943 is an investigational, orally delivered, gut-restricted alpha 4 beta 7 (“α4β7”) specific integrin antagonist for IBD. During the second quarter of 2020 we initiated IDEAL, a 159 patient Phase 2 trial evaluating the safety, tolerability and efficacy of PN-943 in patients with moderate to severe UC. Enrollment in IDEAL was completed during the first quarter of 2022. The trial includes a 12-week induction period, which has been completed, and a 40-week extended treatment period. With the exception of completing the 40-week extended treatment period for eligible patients in the IDEAL trial, expected to be completed in the first quarter of 2023, we do not intend to dedicate further internal resources to clinical development or contract manufacturing activities for our PN-943 clinical program. We will continue to explore out-licensing opportunities globally. De-prioritization of our PN-943 clinical program and streamlining of certain discovery programs is part of our ongoing commitment to optimize and focus resources toward the rusfertide program in PV.

Discovery Platform

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

Business Update

We are subject to risks and uncertainties as a result of the ongoing COVID-19 pandemic. The severity of the impact of the COVID-19 pandemic on our activities depends on a number of factors, including, but not limited to, the duration and severity of the pandemic, the development and spread of COVID-19 variants, the timing, extent, effectiveness and durability of COVID-19 vaccine programs or other treatments; and new or continuing travel and other restrictions and public health measures. We have experienced delays in our existing and planned clinical trials due to the worldwide impacts of the pandemic. Our future results of operations and liquidity could be adversely impacted by further delays in existing and planned clinical trials, continued difficulty in recruiting patients for these clinical trials, delays in manufacturing and collaboration activities, supply chain disruptions, and the ongoing impact on our operating activities and employees. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business. The extent of the impact of the COVID-19 pandemic remains difficult to predict as this event is ongoing and information continues to evolve. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact our future financial condition, liquidity or results of operations remains uncertain.

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

Operations

We have incurred net losses in each year since inception and we do not anticipate achieving sustained profitability in the foreseeable future. Our net loss was $31.2 million and $93.2 million for the three and nine months ended September 30, 2022, respectively. Our net loss was $33.8 million and $88.6 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $502.6 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research, development and other expenses related to our ongoing operations, product development, and pre-commercialization activities. As a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approval for, our product candidates.

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

There have been no material changes to our critical accounting policies during the three and nine months ended September 30, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

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

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Clinical and development expense — rusfertide (PTG-300)	$15,828	$14,881	$43,378	$37,128
Clinical and development expense — PN-943	4,282	10,919	33,642	26,394
Clinical and development expense — PN-235	2	567	237	3,799
Clinical and development expense — PN-232	(91)	831	354	870
Clinical and development expense — PTG-200	22	11	16	13
Clinical and development expense — PTG-100	—	88	386	338
Pre-clinical and drug discovery research expense	5,401	6,126	18,360	17,371
Milestone payment obligation to former collaboration partner	—	4,000	—	4,000
Grants and tax incentives expense reimbursement, net	(42)	(467)	(42)	(2,280)
Total research and development expenses	$25,402	$36,956	$96,331	$87,633

We expect our research and development expenses will increase as we progress our rusfertide program into later stage clinical trials and prepare for commercialization. The process of conducting research, identifying potential product candidates and conducting pre-clinical and clinical trials necessary to obtain regulatory approval and commencing pre-commercialization activities is costly and time intensive. We may never succeed in achieving marketing approval for our product candidates regardless of our costs and efforts. The probability of success of our product candidates may be affected by numerous factors, including pre-clinical data, clinical data, competition, manufacturing capability, our cost of goods to be sold, our ability to receive, and the timing of, regulatory approvals, market conditions, and our ability to successfully commercialize our products if they are approved for marketing. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. Our research and development programs are subject to change from time to time as we evaluate our priorities and available resources. Most recently, with the exception of completing the 40-week extended treatment period for eligible patients in the Phase 2 IDEAL trial, expected to be completed in the first quarter of 2023, we do not intend to dedicate further internal resources to clinical development or contract manufacturing activities for our PN-943 clinical program. We will continue to explore out-licensing opportunities globally. De-prioritization of PN-943 and streamlining of certain discovery programs is part of our ongoing commitment to optimize and focus resources toward the rusfertide program in PV.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended
	September 30,		Dollar	%
	2022	2021	Change	Change

	(Dollars in thousands)
License and collaboration revenue - related party	$—	$10,286	$(10,286)	(100)
Operating expenses:
Research and development (1)	25,402	36,956	(11,554)	(31)
General and administrative (2)	6,901	7,256	(355)	(5)
Total operating expenses	32,303	44,212	(11,909)	(27)
Loss from operations	(32,303)	(33,926)	1,623	(5)
Interest income	1,157	122	1,035	*
Other expense, net	(86)	—	(86)	*
Net loss	$(31,232)	$(33,804)	$2,572	(8)

*Percentage not meaningful

(1)	Includes $3.9 million and $2.6 million of non-cash stock-based compensation expense for the three months ended September 30, 2022 and 2021, respectively.
(2)	Includes $2.1 million and $2.2 million of non-cash stock-based compensation expense for the three months ended September 30, 2022 and 2021, respectively.

License and Collaboration Revenue

License and collaboration revenue decreased $10.3 million, or 100%, from $10.3 million for the three months ended September 30, 2021 to zero for the three months ended September 30, 2022. The decrease was primarily related to a decrease in services provided under the Restated Agreement with Janssen, with associated revenue recognized based on proportional performance, because we completed our performance obligation pursuant to the collaboration as of June 30, 2022.

We determined that the final transaction price of the initial performance obligation under the Restated Agreement was $131.7 million as of June 30, 2022. In order to determine the transaction price, we evaluated all payments to be received during the duration of the contract, net of development costs reimbursement expected to be payable to Janssen. The transaction price as of June 30, 2022 included $112.5 million of nonrefundable payments received to date, $17.9 million of reimbursement from Janssen for services performed for IL-23 receptor antagonist compound research costs and other services, and variable consideration consisting of $8.2 million of development cost reimbursement from Janssen, partially offset by $6.9 million of net cost reimbursement due to Janssen for services performed.

Research and Development Expenses

	Three Months Ended
	September 30,		Dollar	%
	2022	2021	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide (PTG-300)	$15,828	$14,881	$947	6
Clinical and development expense — PN-943	4,282	10,919	(6,637)	(61)
Clinical and development expense — PN-235	2	567	(565)	(100)
Clinical and development expense — PN-232	(91)	831	(922)	(111)
Clinical and development expense — PTG-200	22	11	11	100
Clinical and development expense — PTG-100	—	88	(88)	(100)
Pre-clinical and drug discovery research expense	5,401	6,126	(725)	(12)
Milestone payment obligation to former collaboration partner	—	4,000	(4,000)	(100)
Grants and tax incentives expense reimbursement, net	(42)	(467)	425	(91)
Total research and development expenses	$25,402	$36,956	$(11,554)	(31)

Research and development expenses decreased $11.6 million, or 31%, from $37.0 million for the three months ended September 30, 2021 to $25.4 million for the three months ended September 30, 2022. The decrease was primarily due to (i) a decrease of $6.6 million relating to the PN-943 program, which has been paused in order to optimize and focus resources toward our rusfertide program in PV, (ii) a decrease of $4.0 million in expenses related to milestone payments and obligations incurred under the Zealand Agreement for rusfertide pursuant to the resolution of related arbitration during the third quarter of 2021, and (iii) a decrease in expenses relating to PN 232 and PN-235 due to the completion of Phase 1 clinical trials that began in 2021.

We had 99 and 92 full-time equivalent research and development employees as of September 30, 2022 and 2021, respectively. Research and development expenses for the three months ended September 30, 2022 included increases of $1.2 million in stock-based compensation expense and $0.7 million in other personnel-related expenses compared to the three months ended September 30, 2021.

General and Administrative Expenses

General and administrative expenses decreased $0.4 million, or 5%, from $7.3 million for the three months ended September 30, 2021 to $6.9 million for the three months ended September 30, 2022 due primarily to a decrease of $0.1 million in personnel-related expenses and $0.2 million in consulting, legal and other costs.

We had 23 and 24 full-time equivalent general and administrative employees as of September 30, 2022 and 2021, respectively.

Interest Income

Interest income increased $1.0 million from $0.1 million for the three months ended September 30, 2021 to $1.2 million for the three months ended September 30, 2022. This increase was due primarily to higher yields on invested balances during a period of increasing interest rates compared to the prior year period.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended
	September 30,		Dollar	%
	2022	2021	Change	Change

	(Dollars in thousands)
License and collaboration revenue - related party	$26,581	$18,740	$7,841	42
Operating expenses:
Research and development (1)	96,331	87,633	8,698	10
General and administrative (2)	25,107	19,936	5,171	26
Total operating expenses	121,438	107,569	13,869	13
Loss from operations	(94,857)	(88,829)	(6,028)	7
Interest income	1,809	321	1,488	464
Other expense, net	(151)	(136)	(15)	11
Net loss	$(93,199)	$(88,644)	$(4,555)	5
(1)	Includes $11.3 million and $6.3 million of non-cash stock-based compensation expense for the nine months ended September 30, 2022 and 2021, respectively.
(2)	Includes $7.4 million and $5.1 million of non-cash stock-based compensation expense for the nine months ended September 30, 2022 and 2021, respectively.

License and Collaboration Revenue

License and collaboration revenue increased $7.8 million, or 42%, from $18.7 million for the nine months ended September 30, 2021 to $26.6 million for the nine months ended September 30, 2022. The increase in revenue includes an increase in transaction price and proportional performance resulting from the $25.0 million milestone payment we received in April 2022 upon the dosing of the third patient in the Janssen Phase 2b FRONTIER 1 trial of PN-235 for moderate-to-severe plaque psoriasis in March 2022. We completed our performance obligation pursuant to the collaboration as of June 30, 2022.

We determined that the final transaction price of the initial performance obligation under the Restated Agreement was $131.7 million as of June 30, 2022, an increase of $25.2 million from the transaction price of $106.5 million as of December 31, 2021. In order to determine the transaction price, we evaluated all payments to be received during the duration of the contract, net of development costs reimbursement expected to be payable to Janssen. The transaction price as of June 30, 2022 included $112.5 million of nonrefundable payments received to date, $17.9 million of reimbursement from Janssen for services performed for IL-23 receptor antagonist compound research costs and other services, and variable consideration consisting of $8.2 million of development cost reimbursement from Janssen, partially offset by $6.9 million of net cost reimbursement due to Janssen for services performed.

Research and Development Expenses

	Nine Months Ended
	September 30,		Dollar	%
	2022	2021	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide (PTG-300)	$43,378	$37,128	$6,250	17
Clinical and development expense — PN-943	33,642	26,394	7,248	27
Clinical and development expense — PN-235	237	3,799	(3,562)	(94)
Clinical and development expense — PN-232	354	870	(516)	(59)
Clinical and development expense — PTG-200	16	13	3	23
Clinical and development expense — PTG-100	386	338	48	14
Pre-clinical and discovery research expense	18,360	17,371	989	6
Milestone payment obligation to former collaboration partner	—	4,000	(4,000)	(100)
Grants and tax incentives expense reimbursement, net	(42)	(2,280)	2,238	(98)
Total research and development expenses	$96,331	$87,633	$8,698	10

Research and development expenses increased $8.7 million, or 10%, from $87.6 million for the nine months ended September 30, 2021 to $96.3 million for the nine months ended September 30, 2022. The increase was primarily due to (i) an increase of $7.2 million in PN-943 contract manufacturing costs and clinical expenses related to the Phase 2 IDEAL trial for which we announced top line data in April 2022, (ii) an increase of $6.3 million in rusfertide clinical and contract manufacturing expenses primarily for the Phase 3 VERIFY clinical trial, and (iii) a decrease of $2.2 million in grant and tax incentives expense reimbursement. These increases were partially offset by a decrease of $4.0 million in expenses related to milestone payments and obligations under the Zealand Agreement for rusfertide pursuant to the resolution of related arbitration incurred during the third quarter of 2021 and decreases in PN-235 and PN-232 expenses related to the completion of Phase 1 clinical trials that began in 2021. We do not intend to dedicate further internal resources to clinical development or contract manufacturing expenses for our PN-943 clinical program as part of our ongoing commitment to optimize and focus resources toward our rusfertide program in PV.

We had 99 and 92 full-time equivalent research and development employees as of September 30, 2022 and 2021, respectively. Research and development expenses for the nine months ended September 30, 2022 included increases of $5.0 million in stock-based compensation expense and $4.9 million in other personnel-related expenses compared to the nine months ended September 30, 2021.

General and Administrative Expenses

General and administrative expenses increased $5.2 million, or 26%, from $19.9 million for the nine months ended September 30, 2021 to $25.1 million for the nine months ended September 30, 2022 due primarily to an increase of $3.2 million in personnel-related expenses and $2.0 million in expenses to support the growth of our business and other costs. The increase in personnel-related expenses was primarily due to increases of $2.3 million in stock-based compensation expense and $0.9 million in wages and benefits.

We had 23 and 24 full-time equivalent general and administrative employees as of September 30, 2022 and 2021, respectively.

Interest Income

Interest income increased $1.5 million from $0.3 million for the nine months ended September 30, 2021 to $1.8 million for the nine months ended September 30, 2022. This increase was due primarily to higher yields on invested balances during a period of increasing interest rates compared to the prior year period.

Liquidity and Capital Resources

Sources of Liquidity

Historically, we have funded our operations primarily from net proceeds from the sale of shares of our common stock and the receipt of payments under collaboration agreements.

In October 2019, we filed a registration statement on Form S-3 (File no. 333-234414) that was declared effective as of November 22, 2019 and permits the offering, issuance, and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities and warrants (the “2019 Form S-3”). Up to a maximum of $75.0 million of the maximum aggregate offering price of $250.0 million may be issued and sold pursuant to an at-the-market (“ATM”) financing facility under a sales agreement we entered into on November 27, 2019. In January 2022, we issued 422,367 shares of our common stock under our ATM financing facility for net proceeds of $14.6 million, after deducting issuance costs. As of September 30, 2022, a total of $79.3 million of common stock remained available for sale under the 2019 Form S-3, $17.0 million of which remained available for sale under the ATM financing facility. The 2019 Form S-3 expired in October 2022.

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

In August 2022, we filed a registration statement on Form S-3 (File No. 333-266595) that was declared effective as of August 16, 2022, and permits the offering, issuance, and sale by us of up to a maximum aggregate offering price of $300.0 million of its common stock, preferred stock, debt securities and warrants (the “2022 Form S-3”). Up to a maximum of $100.0 million of the maximum aggregate offering price of $300.0 million may be issued and sold pursuant to an at-the-market (“ATM”) financing facility under a sales agreement we entered into on August 5, 2022 (the “2022 Sales Agreement”). As of September 30, 2022, no offering, issuance or sale of common stock, preferred stock, debt securities or warrants was made under the 2022 Form S-3 or the 2022 Sales Agreement.

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

Capital Requirements

As of September 30, 2022, we had $267.4 million of cash, cash equivalents and marketable securities and an accumulated deficit of $502.6 million. Our capital expenditures for the nine months ended September 30, 2022 were $0.7 million. Our capital expenditures for the years ended December 31, 2021 and 2020 were $1.1 million and $0.5 million, respectively. Our primary uses of cash are to fund operating expenses, primarily our research and development expenditures, general and administrative costs and pre-commercialization costs. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses. We believe, based on our current operating plan and assumptions, that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating and capital expenditure requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect if our planned pre-clinical and clinical trials are successful or expanded, our product candidates enter new and more advanced stages of clinical development, we experience significant delays or difficulties in commencing, enrolling or completing clinical studies, or our newer product clinical trials advance beyond the discovery stage. We expect that our cash burn will approximate current levels for the remainder of the year but will reduce in 2023.

We expect to require additional financing to advance our product candidates through clinical development and toward potential regulatory approval and to develop, acquire or in-license other potential product candidates. Such additional funding may come from raising additional capital, seeking access to debt, and additional collaborative or other arrangements with corporate sources, but such funding may not be available at terms acceptable to us, if at all. As has been widely reported, we are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by domestic and global monetary and fiscal policy, and geopolitical instability. A future recession or market correction resulting from the spread of COVID-19 or other significant geopolitical events could materially affect our business. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur.

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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
Condensed Consolidated Statements of Cash Flows Data:	2022	2021

	(Dollars in thousands)
Cash used in operating activities	$(76,502)	$(80,926)
Cash provided by (used in) investing activities	$87,533	$(43,727)
Cash provided by financing activities	$18,285	$127,750
Stock-based compensation	$18,690	$11,371

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2022 was $76.5 million, consisting primarily of our net loss of $93.2 million and a net change of $4.9 million in net operating assets and liabilities, partially offset by certain non-cash items, including $18.7 million of stock-based compensation expense. The $4.4 million increase in cash flow used in operating activities during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to a $7.3 million increase in stock-based compensation expense and $2.0 million related to net change in net operating assets and liabilities, partially offset by a $4.6 million increase in our net loss.

Cash Flows from Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2022 was $87.5 million, consisting of proceeds from maturities of marketable securities of $222.5 million, partially offset by purchases of marketable securities of $134.3 million and purchases of property and equipment of $0.7 million. The $131.3 million increase in cash provided by investing activities for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily related to a decrease of $121.6 million in purchases of marketable securities and an increase of $9.5 million in proceeds from maturities of marketable securities. Purchases of property and equipment were primarily related to purchases of laboratory and computer equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2022 was $18.3 million, consisting primarily of net cash proceeds from ATM sales of $14.6 million and proceeds from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan of $3.9 million. The $109.5 million decrease in cash provided by financing activities for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to a $109.4 million decrease in net cash proceeds from ATM sales.

Contractual Obligations and Other Commitments

During the three and nine months ended September 30, 2022, there were no material changes to our material cash requirements, including commitments for capital expenditures, described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our interest-earning investments and inflation.

Interest Rate Fluctuation Risk

We had $267.4 million and $326.9 million in cash, cash equivalents and marketable securities at September 30, 2022 and December 31, 2021, respectively. Cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Marketable securities consist of corporate bonds, commercial paper and government bonds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates continue to increase. Based on our interest rate sensitivity analysis, an immediate 100 basis point increase in interest rates would increase our interest income by approximately $2.3 million, while an immediate 100 basis point decrease in interest rates would decrease our interest income by approximately $2.3 million.

Approximately $2.9 million and $1.1 million of our cash balance was located in Australia at September 30, 2022 and December 31, 2021, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of our expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on our results of operations.

Inflation Fluctuation Risk

Inflation has increased during the period covered by this report and is expected to continue to at elevated levels or even increase for the near future. Inflation generally affects us by increasing our costs, such as the cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the three and nine months ended September 30, 2022.

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

We currently have no product candidates that are in registrational or pivotal clinical trials or are approved for commercial sale, and we may never develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our current product candidates and the development of other product candidates. We cannot be certain that our product candidates will receive regulatory approval or, if approved, be successfully commercialized. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of our product candidates will be subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries. In addition, even if approved, our pricing and reimbursement will be subject to further review and discussions with payors. We are not permitted to market any product candidate in the United States until after approval of a new drug application (“NDA”) from the FDA, or in any foreign countries until approval by corresponding regulatory authorities. We will need to conduct larger, more extensive clinical trials in the target patient populations to support a potential application for regulatory approval by the FDA or corresponding regulatory authorities. Those trials, for rusfertide for the treatment of PV or subsequent late-stage product candidates, may not demonstrate the safety and efficacy of our product candidates to support a marketing approval in the United States or other jurisdictions.

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

We may experience delays in ongoing clinical trials, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. For example, to date we have experienced slower than expected patient enrollment in VERIFY, a global Phase 3 clinical trial of rusfertide in PV, resulting from operational challenges, including site staff shortages, which have continued to delay initial recruitment activities. Clinical trials can be delayed for a variety of reasons, including if a clinical trial is modified, suspended or terminated by us. For example, we do not intend to dedicate further internal resources to clinical development or contract manufacturing activities for our PN-943 clinical program as part of our ongoing commitment to optimize and focus resources toward our rusfertide program in PV. Clinical trials can also be delayed by the institutional review boards or ethics committees of the institutions in which such clinical trials are being conducted, by a Data Safety Monitoring Board, for such trial or by the FDA or other regulatory authorities. Such authorities may impose a modification, suspension or termination due to a number of factors.

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

If undesirable side effects or adverse events are caused by our product candidates or by other companies’ similar approved drugs or product candidates, then we may elect to, or be required by an independent data monitoring committee or regulatory authorities to, delay or halt our clinical trials. If such side effects or adverse events are sufficiently severe or prevalent, the FDA or comparable foreign regulatory authorities could order us to suspend or cease altogether further development of our product candidates. Even if our product candidates are approved, side effects or adverse events could result in significant delay in or denial of, regulatory approval, restrictive labeling, or potential product liability claims. Moreover, for our product candidates that are in development for indications for which injectable antibody drugs have been approved, clinical trials for those product candidates may need to show a risk/benefit profile that is competitive with those existing products in order to obtain regulatory approval or, if approved, a product label that is favorable for commercialization.

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

Because we have limited financial and managerial resources, we have historically focused on research programs and product candidates mainly on the development of rusfertide, the product candidates subject to our Janssen collaboration and PN-943. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration partnerships, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Risks Related to our Financial Position and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.

We have incurred significant operating losses every year since inception and expect to continue to incur operating losses for the foreseeable future. As of September 30, 2022, we had an accumulated deficit of $502.6 million. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development. As a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approvals for, our product candidates.

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

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $267.4 million. Based upon our current operating plan and expected expenditures, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months. However, we expect that we will need to have access to substantial additional funds in the future in order to complete clinical development or commercialize our product candidates to a point where our operations generate net cash inflows.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare therapies, which could result in reduced demand for our product candidates or additional pricing pressures. Most recently, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”) which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A future recession or market correction resulting from the spread of COVID-19 or other significant geopolitical events could materially affect our business and the value of our common stock. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals.

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

As of September 30, 2022, we had 122 full-time equivalent employees, including 99 full-time equivalent employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, scientific, sales, marketing, research, development, regulatory, manufacturing, financial and other resources. In addition, as our operations expand, we expect that we will need to manage relationships with strategic collaborators, CROs, contract manufacturers, suppliers, vendors and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. We may not be successful in accomplishing these tasks in growing our company, and our failure to accomplish any of them could adversely affect our business and operations.

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

In addition, patents have a limited lifespan. In the United States and in many other countries, the natural expiration of a patent is generally 20 years after it is filed, and once any patents covering a product expire, generic competitors may enter the market. Our granted U.S. patents covering PTG-200 and PN-943 expire in 2035, and our granted U.S. patent covering rusfertide expires in 2034. Although the life of a patent can be increased based on certain delays caused by the U.S. Patent and Trademark Office (the “PTO”), this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. If we encounter delays in our clinical trials or in gaining regulatory approval, the period of time during which we could market any of our product candidates under patent protection, if approved, would be reduced.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. From January 1, 2021 through September 30, 2022, the reported sale price of our common stock has fluctuated between $6.91 and $50.54 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock, including due to the factors discussed in these “Risk Factors” and elsewhere in this Annual Report.

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

PROTAGONIST THERAPEUTICS, INC.

Date: November 8, 2022	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Asif Ali
Asif Ali
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)