Form 10-Q
period 2023-03-31
Protagonist Therapeutics, Inc
filed 2023-05-04
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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
(510) 474-0170 (Registrant’s telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☐
		Smaller reporting company	☒
Non-accelerated Filer	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of April 28, 2023, there were 57,251,254 shares of the registrant’s Common Stock, par value $0.00001 per share, outstanding.

PROTAGONIST THERAPEUTICS, INC.

FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$127,686	$125,744
Marketable securities	103,073	111,611
Receivable from collaboration partner	51	10
Prepaid expenses and other current assets	4,926	5,712
Total current assets	235,736	243,077
Property and equipment, net	1,341	1,565
Restricted cash - noncurrent	225	225
Operating lease right-of-use asset	2,556	3,061
Total assets	$239,858	$247,928
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,021	$3,640
Payable to collaboration partner	22	69
Accrued expenses and other payables	16,587	24,955
Operating lease liability - current	2,599	2,515
Total current liabilities	23,229	31,179
Operating lease liability - noncurrent	462	1,141
Total liabilities	23,691	32,320
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 90,000,000 shares authorized; 51,440,503 and 49,339,252 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1	—
Additional paid-in capital	786,768	752,722
Accumulated other comprehensive loss	(122)	(359)
Accumulated deficit	(570,480)	(536,755)
Total stockholders’ equity	216,167	215,608
Total liabilities and stockholders’ equity	$239,858	$247,928

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
License and collaboration revenue	$—	$25,722
Operating expenses:
Research and development	27,416	36,318
General and administrative	8,605	10,515
Total operating expenses	36,021	46,833
Loss from operations	(36,021)	(21,111)
Interest income	2,491	168
Other (expense) income, net	(195)	13
Net loss	$(33,725)	$(20,930)
Net loss per share, basic and diluted	$(0.67)	$(0.43)
Weighted-average shares used to compute net loss per share, basic and diluted	50,573,650	48,752,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(33,725)	$(20,930)
Other comprehensive loss:
Gain on translation of foreign operations	194	95
Unrealized gain (loss) on marketable securities	43	(268)
Comprehensive loss	$(33,488)	$(21,103)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	(Loss) Gain	Deficit	Equity
Three months ended March 31, 2023	Shares	Amount
Balance at December 31, 2022	49,339,252	$—	$752,722	$(359)	$(536,755)	$215,608
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	1,749,199	1	24,301	—	—	24,302
Issuance of common stock under equity incentive and employee stock purchase plans	358,211	—	2,261	—	—	2,261
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(6,159)	—	(100)	—	—	(100)
Stock-based compensation expense	—	—	7,584	—	—	7,584
Other comprehensive gain	—	—	—	237	—	237
Net loss	—	—	—	—	(33,725)	(33,725)
Balance at March 31, 2023	51,440,503	$1	$786,768	$(122)	$(570,480)	$216,167

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Stock		Capital	(Loss) Gain	Deficit	Equity
Three months ended March 31, 2022	Shares	Amount
Balance at December 31, 2021	47,838,330	$—	$709,682	$(299)	$(409,362)	$300,021
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	422,367	—	14,553	—	—	14,553
Issuance of common stock under equity incentive and employee stock purchase plans	299,131	—	2,558	—	—	2,558
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(7,726)	—	(186)	—	—	(186)
Stock-based compensation expense	—	—	5,935	—	—	5,935
Other comprehensive loss	—	—	—	(173)	—	(173)
Net loss	—	—	—	—	(20,930)	(20,930)
Balance at March 31, 2022	48,552,102	$—	$732,542	$(472)	$(430,292)	$301,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(33,725)	$(20,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,584	5,935
Operating lease right-of-use asset amortization	584	584
(Accretion)/amortization of discount/premium on marketable securities	(1,255)	358
Depreciation	248	249
Other	194	—
Changes in operating assets and liabilities:
Receivable from collaboration partner	(41)	(23,584)
Prepaid expenses and other assets	787	1,279
Accounts payable	381	5,559
Payable to collaboration partner	(47)	(519)
Accrued expenses and other payables	(8,383)	(5,110)
Deferred revenue	—	(833)
Operating lease liability	(674)	(654)
Net cash used in operating activities	(34,347)	(37,666)
Cash Flows from Investing Activities
Purchase of marketable securities	(28,060)	(55,832)
Proceeds from maturities of marketable securities	37,896	51,629
Purchases of property and equipment	(10)	(273)
Net cash provided by (used in) investing activities	9,826	(4,476)
Cash Flows from Financing Activities
Proceeds from at-the-market offering, net of issuance costs	24,302	14,553
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	2,261	2,558
Tax withholding payments related to net settlement of restricted stock units	(100)	(186)
Net cash provided by financing activities	26,463	16,925
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	29
Net increase (decrease) in cash, cash equivalents and restricted cash	1,942	(25,188)
Cash, cash equivalents and restricted cash, beginning of period	125,969	123,890
Cash, cash equivalents and restricted cash, end of period	$127,911	$98,702
Supplemental Disclosure of Non-Cash Financing and Investing Information:
Purchases of property and equipment in accounts payable and accrued liabilities	$15	$235
Issuance costs related to common stock offering included in accrued liabilities and other payables	$—	$25

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.Organization and Description of Business

Protagonist Therapeutics, Inc. (the “Company”) is headquartered in Newark, California. The Company is a biopharmaceutical company with peptide-based new chemical entities rusfertide and JNJ-2113 (formerly known as PN-235) in different stages of clinical development, all derived from the Company’s proprietary technology platform. The Company’s clinical programs fall into two broad categories of diseases; (i) hematology and blood disorders, and (ii) inflammatory and immunomodulatory diseases. Protagonist Pty Limited (“Protagonist Australia”) is a wholly-owned subsidiary of the Company and is located in Brisbane, Queensland, Australia.

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

Liquidity

As of March 31, 2023, the Company had cash, cash equivalents and marketable securities of $230.8 million. The Company has incurred net losses from operations since inception and had an accumulated deficit of $570.5 million as of March 31, 2023. The Company’s ultimate success depends upon the outcome of its research and development and collaboration activities. The Company expects to incur additional losses in the future and anticipates the need to raise additional capital to continue to execute its long-range business plan. Since the Company’s initial public offering in August 2016, it has financed its operations primarily through proceeds from offerings of common stock and payments received under license and collaboration agreements.

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

The Company is currently operating in a period of economic uncertainty and capital markets disruption, which has been impacted by domestic and global monetary and fiscal policy, geopolitical instability, including the ongoing military conflict between Russia and Ukraine and the rising tensions between China and Taiwan, a recessionary environment, historically high domestic and global inflation and recent failures of banking and other financial institutions. In particular, the conflict in Ukraine has exacerbated market disruptions, including significant volatility in commodity prices, as well as supply chain interruptions, and has contributed to record inflation globally. The U.S. Federal Reserve and other central banks may be unable to contain inflation through more restrictive monetary policy and inflation may increase or continue for a prolonged period of time. Inflationary factors, such as increases in the cost of clinical supplies, interest rates, overhead costs and transportation costs may adversely affect the Company’s operating results. In addition, the failure of Silicon Valley Bank and other regional banks in the United States between March and May of 2023 has given rise to uncertainty in the security of amounts in deposit accounts uninsured by the Federal Deposit Insurance Corporation. The Company continues to monitor these events and the potential impact on its business. Although the Company does not believe that inflation has had a material impact on its financial position or results of operations to date, it may be adversely affected in the future due to global monetary and fiscal policy, macroeconomic factors, supply chain constraints, consequences associated with COVID-19 and the ongoing conflict between Russia and Ukraine and other factors, and such factors may lead to increases in the cost of manufacturing for and initiation of studies in the Company’s product candidates.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the condensed consolidated balance sheet as of March 31, 2023 has been derived from the Company’s unaudited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s condensed consolidated financial statements. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future period.

Effective January 1, 2023, the financial statements of Protagonist Australia use the U.S. dollar as the functional currency, which reflects the expected nature of the ongoing operations of this subsidiary. The cumulative translation adjustment as of January 1, 2023 related to this subsidiary was not material. Prior to January 1, 2023, the financial statements of Protagonist Australia used the Australian dollar as the functional currency since the majority of expense transactions occurred in such currency. Foreign currency translation gains and losses are reported as a component of stockholders’ equity in accumulated other comprehensive loss on the condensed consolidated balance sheets.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2023.

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

Due to the prolonged nature of the COVID-19 pandemic, military conflict between Ukraine and Russia, rising tensions between China and Taiwan and inflationary pressures, there has been uncertainty and disruption in the global economy and financial markets. The Company has taken into consideration any known impacts in its accounting estimates to date and is not aware of any additional specific events or circumstances that would require any additional updates to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the issuance of this report. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Cash as Reported in Condensed Consolidated Statements of Cash Flows

Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as presented on the condensed consolidated balance sheets.

Cash as reported in the condensed consolidated statements of cash flows consists of (in thousands):

	March 31,
	2023	2022
Cash and cash equivalents	$127,686	$98,477
Restricted cash - noncurrent	225	225
Total cash reported on condensed consolidated statements of cash flows	$127,911	$98,702

Investment Impairment

As of each reporting date, the Company assesses each of its investments in available-for-sale debt securities whose fair value is below its cost basis to determine if the investment’s impairment is due to credit-related factors or noncredit-related factors. Factors considered in determining whether an impairment is credit-related include the extent to which the investment’s fair value is less than its cost basis, declines in published credit ratings, issuer default on interest or principal payments, and declines in the financial condition and near-term prospects of the issuer. Credit-related impairments on available-for-sale debt securities are recognized as an allowance for credit losses with a corresponding adjustment to other income (expense), net. The portion of the impairment that is not credit-related is recorded as a reduction of other comprehensive income (loss), net of applicable taxes.

The Company has elected to exclude accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities for the purposes of identifying and measuring an impairment. The Company writes off accrued interest as a reduction of interest income when an issuer has defaulted on interest payments due on a security.

Significant Accounting Policies

Other than the change in Protagonist Australia functional currency from Australian dollar to U.S. dollar effective January 1, 2023 and the investment impairment policy, as discussed above, there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2023 as compared to those disclosed in Note 2. Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Adopted Accounting Pronouncement

In June 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). The guidance requires measurement and recognition of expected credit losses for financial assets at the time financial assets are initially recognized in the financial statements. The measurement of expected credit losses is based on historical credit loss information as well as current and future economic factors. ASU 2016-13 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of credit loss or other factors. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326): Effective Dates, which delayed the mandatory effective date of ASU 2016-13 for smaller reporting companies. The Company adopted ASU 2016-13 effective January 1, 2023. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

Note 3. License and Collaboration Agreement

Agreement Terms

On July 27, 2021, the Company entered into an Amended and Restated License and Collaboration Agreement (the “Restated Agreement”) with Janssen Biotech, Inc., a Pennsylvania corporation (“Janssen”), which amended and restated the License and Collaboration Agreement, effective July 13, 2017, by and between the Company and Janssen (the “Original Agreement’), as amended by the first amendment, effective May 7, 2019 (the “First Amendment”). Prior to January 1, 2023, Janssen was a related party to the Company as Johnson & Johnson Innovation - JJDC, Inc. was a significant (greater than 5%) stockholder of the Company, and both companies are subsidiaries of Johnson & Johnson. Upon the effectiveness of the Original Agreement, the Company received a non-refundable, upfront cash payment of $50.0 million from Janssen. Upon the effectiveness of the First Amendment, the Company received a $25.0 million payment from Janssen in 2019. The Company received a $5.0 million payment triggered by the successful nomination of a second-generation oral Interleukin (“IL”)-23 receptor antagonist development compound (“second-generation compound”) during the first quarter of 2020 and received a $7.5 million payment triggered by the completion of data collection activities for the first Phase 1 clinical trial of a second-generation compound during the fourth quarter of 2021. The Company received a $25.0 million milestone payment in connection with the dosing of the third patient in the first Phase 2 clinical trial for a second-generation compound during the second quarter of 2022.

The Restated Agreement relates to the development, manufacture and commercialization of oral IL-23 receptor antagonist drug candidates. The candidates nominated for initial development pursuant to the Restated Agreement included PTG-200 (JNJ-67864238), PN-232 (JNJ-75105186) and JNJ-2113 (JNJ-77242113) (formerly known as PN-235). PTG-200 is an oral IL-23 receptor antagonist that was in Phase 2a development for the treatment of Crohn’s disease (“CD”). During the fourth quarter of 2021, following a pre-specified interim analysis criteria, a portfolio decision was made by Janssen to stop further development of both PTG-200 and PN-232 in favor of advancing JNJ-2113, based on its superior potency and overall pharmacokinetic and pharmacodynamic profile. Janssen is primarily responsible for the conduct of all future trials, including these anticipated Phase 2 trials, and the Company is primarily responsible for the conduct of the second-generation Phase 1 trials.

The Restated Agreement enables Janssen to develop collaboration compounds for multiple indications. Under the Restated Agreement, Janssen is required to use commercially reasonable efforts to develop at least one collaboration compound for at least two indications.

Upcoming potential development milestones for second-generation compounds include:

●	$10.0 million upon the dosing of the third patient in the first Phase 2 clinical trial for any second-generation compound for a second indication (i.e., an indication different than the indication which triggered the $25.0 million milestone received during the second quarter of 2022 described above);
●	$50.0 million upon the dosing of the third patient in a Phase 3 clinical trial for a second-generation compound for any indication;
●	$15.0 million upon the dosing of the third patient in a Phase 3 clinical trial for a second-generation compound for a second indication; and

●	$115.0 million upon a Phase 3 clinical trial for a second-generation compound for any indication meeting its primary clinical endpoint.

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

Janssen retains exclusive, worldwide rights to develop and commercialize IL-23 receptor antagonist compounds derived from the research collaboration conducted under the Original Agreement, or Janssen’s further research under the Restated Agreement. Any further research and development will be conducted by Janssen. The Company will have the right to co-detail (for CD and ulcerative colitis indications) up to two of the IL-23 receptor antagonist compounds under the collaboration in the U.S. market.

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

The transaction price of the initial performance obligation under the Restated Agreement was $131.7 million as of June 30, 2022, and increase of $0.2 million from the transaction price of $131.5 million as of March 31, 2022. In order to determine the transaction price, the Company evaluated all payments to be received during the duration of the contract, net of development costs reimbursement expected to be payable to Janssen. The transaction price as of June 30, 2022 included $112.5 million of nonrefundable payments received to date, $17.9 million of reimbursement from Janssen for services performed for IL-23 receptor antagonist compound research costs and other services, and variable consideration consisting of $8.2 million of development cost reimbursement from Janssen, partially offset by $6.9 million of net cost reimbursement due to Janssen for services performed. The Company concluded that the variable consideration constraint was appropriately reflected in the estimated transaction price as of June 30, 2022, and that the achievement of future milestones was subject to additional development and/or regulatory uncertainty and therefore it was not probable at June 30, 2022 that a material reversal of such revenues would not occur. Janssen also opted in for certain additional services to be performed by the Company that were outside the initial performance obligation. Revenue for these additional services was recognized as these services were performed.

No license and collaboration revenue was recognized for the three months ended March 31, 2023 because the Company completed its performance obligation under the collaboration as of June 30, 2022. For the three months ended March 31, 2022, the Company recognized license and collaboration revenue of $25.7 million. License and collaboration revenue for the three months ended March 31, 2022 was primarily related to the transaction price under the Restated Agreement recognized based on proportional performance.

The following tables present changes in the Company’s contract assets and liabilities during the periods presented (in thousands):

	Balance at			Balance at
	Beginning of			End of
Three Months Ended March 31, 2023	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner	$10	$41	—	$51
Contract liabilities:
Payable to collaboration partner	$69	$11	(58)	$22

	Balance at			Balance at
	Beginning of			End of
Three Months Ended March 31, 2022	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner	$1,566	$25,150	$(1,566)	$25,150
Contract liabilities:
Deferred revenue	$1,601	$25,658	$(26,491)	$768
Payable to collaboration partner	$899	$330	$(849)	$380

During the three months ended March 31, 2023 and 2022, the Company recognized revenue of zero and $13,000, respectively, from amounts included in the deferred revenue contract liability balance at the beginning of each period. None of the costs to obtain or fulfill the contract were capitalized.

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

The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$46,007	$—	$—	$46,007
Commercial paper	—	87,299	—	87,299
Corporate debt securities	—	10,870	—	10,870
U.S. Treasury and agency securities	—	79,783	—	79,783
Total financial assets	$46,007	$177,952	$—	$223,959

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$54,292	$—	$—	$54,292
Commercial paper	—	110,227	—	110,227
Corporate debt securities	—	10,741	—	10,741
U.S. Treasury and agency securities		57,242	—	57,242
Total financial assets	$54,292	$178,210	$—	$232,502

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

Note 5. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following (in thousands):

	March 31, 2023
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$46,007	$—	$—	$46,007
Commercial paper	87,316	—	(17)	87,299
Corporate debt securities	10,877	5	(12)	10,870
U.S. Treasury and agency securities	79,770	70	(57)	79,783
Total cash equivalents and marketable securities	$223,970	$75	$(86)	$223,959
Classified as:
Cash equivalents				$120,886
Marketable securities				103,073
Total cash equivalents and marketable securities				$223,959

	December 31, 2022
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$54,292	$—	$—	$54,292
Commercial paper	110,257	—	(30)	110,227
Corporate debt securities	10,756	—	(15)	10,741
U.S. Treasury and agency securities	57,251	27	(36)	57,242
Total cash equivalents and marketable securities	$232,556	$27	$(81)	$232,502
Classified as:
Cash equivalents				$120,891
Marketable securities				111,611
Total cash equivalents and marketable securities				$232,502

Marketable securities of $103.1 million and $111.6 million held at March 31, 2023 and December 31, 2022, respectively, had contractual maturities of less than one year. The Company does not intend to sell its securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be at maturity. There were no realized gains or realized losses on marketable securities for the periods presented. The Company evaluated securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors and determined that there were no credit-related losses to be recognized as of March 31, 2023.

Note 6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid clinical and research related expenses	$1,492	$2,746
Prepaid insurance	1,401	1,417
Prepaid license	542	489
Other prepaid expenses	1,491	1,018
Other receivable	—	42
Prepaid expenses and other current assets	$4,926	$5,712

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Laboratory equipment	$4,831	$4,817
Furniture and computer equipment	1,089	1,089
Leasehold improvements	913	913
Total property and equipment	6,833	6,819
Accumulated depreciation	(5,492)	(5,254)
Property and equipment, net	$1,341	$1,565

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued clinical and research related expenses	$13,108	$19,109
Accrued employee related expenses	2,080	4,967
Accrued professional service fees	1,065	464
Other	334	415
Total accrued expenses and other payables	$16,587	$24,955

Note 7. Stockholders’ Equity

In August 2022, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”), pursuant to which the Company could offer and sell up to $100.0 million of shares of common stock from time to time in the “at-the-market” offerings (the “2022 ATM Facility”). As of and for the three months ended March 31, 2023, the Company sold 1,749,199 shares of its common stock under the 2022 ATM Facility for net proceeds of $24.3 million, after deducting issuance costs.

In November 2019, the Company entered into an Open Market Sale AgreementSM (the “Prior Sales Agreement”), pursuant to which the Company could offer and sell up to $75.0 million of shares of common stock from time to time in the “at-the-market” offerings (the “2019 ATM Facility”). During the year ended December 31, 2022, the Company sold 422,367 shares of its common stock under the 2019 ATM Facility for net proceeds of $14.6 million, after deducting issuance costs. The Prior Sales Agreement was terminated in connection with and replaced by the Sales Agreement in August 2022.

In August 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which the Company sold an aggregate of 2,750,000 shares of its common stock at a price of $8.00 per share, for aggregate net proceeds of $21.7 million, after deducting offering expenses payable by the Company. In a concurrent private placement, the Company issued the Investors warrants to purchase an aggregate of 2,750,000 shares of its common stock (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant is exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $15.00 per share. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the Warrants may be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, the Company granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. The common stock and warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and the net proceeds from the transaction were recorded as a credit to additional paid-in capital. As of March 31, 2023, none of the Warrants have been exercised.

Note 8. Equity Plans

Equity Incentive Plan

In July 2016, the Company’s board of directors and stockholders approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) to replace the 2007 Stock Option Plan. The 2016 Plan is administered by the board of directors, or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2016 Plan expire no later than ten years from the date of grant. As of March 31, 2023, 892,905 shares were available for issuance under the 2016 Plan.

Inducement Plan

In May 2018, the Company’s board of directors approved the Company’s 2018 Inducement Plan (as subsequently amended, the “2018 Inducement Plan”) is a non-stockholder approved stock plan, under which the Company awards options and restricted stock unit awards to persons that were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company, within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2018 Inducement Plan is administered by the board of directors or the Compensation Committee of the board, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2018 Inducement Plan expire no later than ten years from the date of grant. As of March 31, 2023, 574,772 shares were available for issuance under the 2018 Inducement Plan.

Stock Options

Stock option activity under the Company’s equity incentive and inducement plans is set forth below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life (years)	Value (1)
				(in millions)
Balances at December 31, 2022	6,240,509	$19.03
Options granted	2,198,750	12.17
Options exercised	(128,722)	13.49
Options forfeited	(148,693)	26.21
Balances at March 31, 2023	8,161,844	$17.14	7.74	$63.3
Options exercisable – March 31, 2023	3,935,198	$16.82	6.23	30.8
Options vested and expected to vest – March 31, 2023	8,161,844	$17.14	7.74	$63.3
(1)	The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on March 31, 2023. The calculation excludes options with an exercise price higher than the closing price of the Company’s common stock on March 31, 2023.

The estimated weighted-average grant-date fair value of common stock underlying options granted to employees during the three months ended March 31, 2023 was $10.05 per share.

Stock Options Valuation Assumptions

The fair value of employee stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31,
	2023	2022
Expected term (in years)	5.27 - 6.02	5.27 - 6.08
Expected volatility	106.3% - 110.1%	97.1% - 98.2%
Risk-free interest rate	3.57% - 3.59%	1.64% - 2.13%
Dividend yield	—	—

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

Expected Volatility—Beginning January 1, 2023, the Company’s expected volatility is estimated based upon the volatility of the Company’s stock price over a period equal to the expected term of the stock option grants. For the year ended December 31, 2022, the Company’s expected volatility was estimated based upon a mix of 25% of the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants and 75% of the volatility of the Company’s stock price since its initial public offering in August 2016.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

Restricted Stock Units

Restricted stock unit (“RSU”) activity under the Company’s equity incentive plans is set forth below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSUs at December 31, 2022	637,436	$19.29
Granted	396,775	18.57
Vested	(160,884)	15.83
Forfeited	(9,215)	20.86
Unvested RSUs at March 31, 2023	864,112	$16.26

Performance Stock Units

As of March 31, 2023 and December 31, 2022, 199,500 unvested performance stock units (“PSUs”) were outstanding under the Company’s equity incentive plans, with a weighted average grant date fair value of $14.59 per share. The terms of the unvested PSUs provide for 100% of shares to be earned based on the achievement of certain pre-determined performance objectives, subject to the participant’s continued employment. The PSUs will vest, if at all, upon certification by the compensation committee of the Board of Directors of the actual achievement of the related performance objectives, subject to specified change of control exceptions.

Stock-based compensation expense associated with PSUs is based on the fair value of the Company’s common stock on the grant date, which equals the closing price of the Company’s common stock on the grant date. The Company recognizes compensation expense over the vesting period of the awards that are ultimately expected to vest when the achievement of the related performance objectives becomes probable. The total grant date fair value of unvested PSUs outstanding as of March 31, 2023 was $2.9 million. As of March 31, 2023, the achievement of the related performance objectives was deemed not probable and, accordingly, no stock-based compensation for the PSUs has been recognized as expense as of March 31, 2023.

Employee Stock Purchase Plan

The Company’s 2016 Employee Stock Purchase Plan (“2016 ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period. During the three months ended March 31, 2023, a total of 68,605 shares of common stock were issued under the 2016 ESPP, and 1,486,685 shares of common stock remained available for issuance as of March 31, 2023.

Stock-Based Compensation

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$4,582	$3,326
General and administrative	3,002	2,609
Total stock-based compensation expense	$7,584	$5,935

As of March 31, 2023, total unrecognized stock-based compensation expense was approximately $66.8 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years.

Note 9. Net Loss per Share

As the Company had net losses for the three months ended March 31, 2023 and 2022, all potential weighted average dilutive common shares were determined to be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(33,725)	$(20,930)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	50,573,650	48,752,548
Net loss per share, basic and diluted	$(0.67)	$(0.43)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share computations for the periods presented because their inclusion would be anti-dilutive:

	March 31,
	2023	2022
Options to purchase common stock	8,161,844	6,809,610
Common stock warrants	2,750,000	2,750,000
Restricted stock units	864,112	606,810
Performance stock units	199,500	105,500
ESPP shares	24,998	19,762
Total	12,000,454	10,291,682

Note 10. Subsequent Event

In April 2023, the Company completed an underwritten public offering of 5,000,000 shares of its common stock at a public offering price of $20.00 per share and issued an additional 750,000 shares of common stock at a price of $20.00 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs paid by the Company, were approximately $107.7 million.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this quarterly report (this “Quarterly Report”) on Form 10-Q and with our Audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2023.

Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” “will,” “would,”, “seeks” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors. In particular, statements, whether expressed or implied, concerning, among other things, the potential for our programs, the timing of our clinical trials, the timing of enrollment in our clinical trials, our cash runway, the potential for eventual regulatory approval and commercialization of our product candidates and our potential receipt of milestone payments and royalties under our collaboration agreements, future operating results or the ability to generate sales, income or cash flow, the impact of the COVID-19 pandemic, the military conflict between Ukraine and Russia, rising tensions between China and Taiwan, inflationary pressures, availability of credit and our exposure to banking or other financial institution failures are forward-looking statements. They involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those discussed in Part II, Item 1A, of this Quarterly Report. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future developments, changes in assumptions or otherwise. “Protagonist,” the Protagonist logo and other trademarks, service marks and trade names of Protagonist are registered and unregistered marks of Protagonist Therapeutics, Inc. in the United States and other jurisdictions.

Overview

We are a biopharmaceutical company with peptide-based new chemical entities rusfertide and JNJ-2113 (formerly known as PN-235) in different stages of development, all derived from the Company’s proprietary discovery technology platform. Our clinical programs fall into two broad categories of diseases; (i) hematology and blood disorders, and (ii) inflammatory and immunomodulatory diseases.

Our Product Pipeline

Rusfertide

Our most advanced clinical asset, rusfertide (generic name for PTG-300), is an injectable hepcidin mimetic in development for the potential treatment of erythrocytosis, iron overload and other blood disorders and is wholly owned. Hepcidin is a key hormone in regulating iron equilibrium and is critical to the proper development of red blood cells. Rusfertide mimics the effect of the natural hormone hepcidin, but with greater potency, solubility and stability. Data from our rusfertide Phase 2 clinical trials presented at medical conferences in 2021 and 2022 provided evidence regarding the potential of rusfertide for managing hematocrit, reducing thrombotic risk and improving iron deficiency symptoms. Rusfertide has a unique mechanism of action in the potential treatment of the blood disorder polycythemia vera (“PV”), which may enable it to specifically decrease and maintain hematocrit levels within the range of recommended clinical guidelines without causing the iron deficiency that can occur with frequent phlebotomy. Our rusfertide Phase 2 clinical trials include the following:

●	REVIVE, a Phase 2 proof of concept (“POC”) trial, was initiated in the fourth quarter of 2019. We completed enrollment of patients in the first quarter of 2022 with a target of approximately 50 patients to be enrolled through the end of the randomization portion of the trial, which was completed during the first quarter of 2023 and will continue in open label extension.

●	PACIFIC, another Phase 2 trial for rusfertide for patients diagnosed with PV and with routinely elevated hematocrit levels (>48%), was initiated during the first quarter of 2021 and completion of the 52-week trial is expected during the second quarter of 2023.

At the June 2022 American Society of Clinical Oncology (“ASCO”) Annual Meeting, we presented updated interim results for REVIVE and PACIFIC demonstrating the effects of dosing interruption and resumption. Rusfertide dosing interruption led to loss of effect, including increased phlebotomy rate and increases in hematocrit and red blood cells. Rusfertide restart restored therapeutic benefits. Following a brief clinical hold, over 90% of patients in the REVIVE trial provided reconsent and returned to rusfertide treatment after dosing interruption and reinitiation. At the June 2022 European Hematology Association Congress, we presented interim data as of May 2022 showing that rusfertide treatment interruption reverses hematologic gains and re-initiation of treatment restores therapeutic benefits in patients with PV. At the December 2022 American Society of Hematology meeting, we presented data as of October 2022 related to rusfertide, including a subgroup of analyses of the adverse event profile from the REVIVE trial. These preliminary results indicated that 84% of treatment-emergent adverse events (“TEAEs”) were Grade 2 or below. 16% of patients experienced Grade 3 TEAEs and there were no Grade 4 TEAEs.

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

Other Phase 2 studies of JNJ-2113 that Janssen has initiated include the SUMMIT study of JNJ-2113 for the treatment of moderate-to-severe plaque psoriasis expected to be completed in the second quarter of 2023, and FRONTIER 2, a long-term extension study. A Phase 1 trial of an immediate release formulation of JNJ-2113 in healthy Chinese adult participants is currently recruiting. Following the completion of Phase 2 studies of JNJ-2113 in plaque psoriasis, we expect Janssen to initiate a separate Phase 2 trial of JNJ-2113 in a second indication. Additional indications may include any or all of psoriatic arthritis, ulcerative colitis (“UC”) and Crohn’s disease (“CD”).

During the fourth quarter of 2021, we received a $7.5 million milestone payment from Janssen triggered by the completion of data collection for JNJ-2113 Phase 1 activities. In the second quarter of 2022, we received a $25.0 million milestone payment in connection with the dosing of a third patient in FRONTIER1 during the first quarter of 2022. We will be eligible to receive a $10.0 million milestone payment in connection with the dosing of a third patient in the first Phase 2 trial of a second-generation candidate, a $50 million milestone upon dosing of a third patient in a Phase 3 trial for a second-generation compound for any indication, and a $115.0 million milestone payment upon a Phase 3 clinical trial for a second-generation compound for any indication meeting its primarily clinical endpoint. We remain eligible for up to approximately $855.0 million in future development and sales milestone payments, in addition to the $112.5 million in nonrefundable payments from Janssen already received as of today. We also remain eligible to receive tiered royalties on net product sales at percentages ranging from mid-single digits to ten percent.

PN-943

PN-943 is a wholly owned, investigational, orally delivered, gut-restricted alpha 4 beta 7 (“α4β7”) specific integrin antagonist for IBD. During the second quarter of 2020, we initiated IDEAL, a 159 patient Phase 2 trial evaluating the safety, tolerability and efficacy of PN-943 in patients with moderate to severe UC. Enrollment in IDEAL was completed during the first quarter of 2022. The trial included a 12-week induction period and a 40-week extended treatment period, which have been completed. We do not intend to dedicate further internal resources to clinical development or contract manufacturing activities for our PN-943 clinical program.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by domestic and global monetary and fiscal policy, geopolitical instability, including an ongoing military conflict between Russia and Ukraine and the rising tensions between China and Taiwan, a recessionary environment and historically high domestic and global inflation. In particular, the conflict in Ukraine has exacerbated market disruptions, including significant volatility in commodity prices, as well as supply chain interruptions, and has contributed to record inflation globally. The U.S. Federal Reserve and other central banks may be unable to contain inflation through more restrictive monetary policy and inflation may increase or continue for a prolonged period of time. Inflationary factors, such as increases in the cost of clinical supplies, interest rates, overhead costs and transportation costs may adversely affect our operating results. Also, the failure of Silicon Valley Bank and other regional banks in the United States between March and May of 2023 has given rise to uncertainty in the security of amounts in deposit accounts uninsured by the Federal Deposit Insurance Corporation. We continue to monitor these events and the potential impact on our business. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may be adversely affected in the future due to domestic and global monetary and fiscal policy, supply chain constraints, consequences associated with COVID-19 and the ongoing conflict between Russia and Ukraine, and such factors may lead to increases in the cost of manufacturing our product candidates and delays in initiating trials.

Operations

We have incurred net losses in each year since inception and we do not anticipate achieving sustained profitability in the foreseeable future. Our net loss was $33.7 million and $20.9 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $570.5 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research and development expenses and other expenses related to our ongoing operations, product development, and pre-commercialization activities. As a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approval for, our product candidates.

Janssen License and Collaboration Agreement

On July 27, 2021, we entered into an Amended and Restated License and Collaboration Agreement (the “Restated Agreement”) with Janssen Biotech, Inc., a Pennsylvania corporation (“Janssen”), which amended and restated the License and Collaboration Agreement, effective July 13, 2017, by and between us and Janssen (the “Original Agreement’), as amended by the first amendment, effective May 7, 2019 (the “First Amendment”). Prior to January 1, 2023, Janssen was a related party to us as Johnson & Johnson Innovation - JJDC, Inc. was a significant (greater than 5%) stockholder of the Company, and both companies are subsidiaries of Johnson & Johnson. On July 27,

2021, we entered into the Restated Agreement (“Restated Agreement”) with Janssen, which amends and restates the Original Agreement, as amended by the First Amendment. Upon the effectiveness of the Original Agreement, we received a non-refundable, upfront cash payment of $50.0 million from Janssen. Upon the effectiveness of the First Amendment, we received a $25.0 million payment from Janssen in 2019. In the first quarter of 2020, we received a $5.0 million payment triggered by the successful nomination of a second-generation IL-23R antagonist development compound. In the fourth quarter of 2021, we received a $7.5 million milestone payment from Janssen triggered by completion of the data collection for JNJ-2113 Phase 1 activities. In the second quarter of 2022, we received a $25.0 million milestone payment in connection with the dosing of a third patient in FRONTIER1 during the first quarter of 2022. See Note 3 to the condensed consolidated financial statements included elsewhere in this report for additional information.

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

There have been no material changes to our critical accounting policies during the three months ended March 31, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for the year ended December 31, 2022 filed with the SEC on March 15, 2023.

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

We recognize the amount related to our Australian research and development refundable cash tax incentive that are not subject to refund provisions as a reduction of research and development expenses. The research and development tax incentives are recognized when there is reasonable assurance that the incentives will be received, the relevant expenditure has been incurred and the amount of the consideration can be reliably measured. We evaluate our eligibility under the tax incentive program as of each balance sheet date and make accruals and related adjustments based on the most current and relevant data available. We may alternatively be eligible for a taxable credit in the form of a non-cash tax incentive. We recognize the amounts from grants under government programs as a reduction of research and development expenses when the related research costs are incurred.

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

We expect our research and development expenses to decrease in the near term as we focus our resources toward progressing our rusfertide program into later stage clinical trials and preparing for commercialization. We do not intend to dedicate further internal resources to clinical development or contract manufacturing activities for our PN-943 clinical program. The process of conducting research, identifying potential product candidates and conducting pre-clinical and clinical trials necessary to obtain regulatory approval and commencing pre-commercialization activities is costly and time intensive. We may never succeed in achieving marketing approval for our product candidates regardless of our costs and efforts. The probability of success of our product candidates may be affected by numerous factors, including pre-clinical data, clinical data, competition, manufacturing capability, our cost of goods to be sold, our ability to receive, and the timing of, regulatory approvals, market conditions, and our ability to successfully commercialize our products if they are approved for marketing. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. Our research and development programs are subject to change from time to time as we evaluate our priorities and available resources.

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

Other (Expense) Income, Net

Other (expense) income, net consists primarily of amounts related to foreign exchange gains and losses and related items.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,		Dollar	%
	2023	2022	Change	Change

	(Dollars in thousands)
License and collaboration revenue	$—	$25,722	$(25,722)	(100)
Operating expenses:
Research and development (1)	27,416	36,318	(8,902)	(25)
General and administrative (2)	8,605	10,515	(1,910)	(18)
Total operating expenses	36,021	46,833	(10,812)	(23)
Loss from operations	(36,021)	(21,111)	(14,910)	71
Interest income	2,491	168	2,323	*
Other (expense) income, net	(195)	13	(208)	*
Net loss	$(33,725)	$(20,930)	$(12,795)	61

*Percentage not meaningful

(1)	Includes $4.6 million and $3.3 million of non-cash stock-based compensation expense for the three months ended March 31, 2023 and 2022, respectively.
(2)	Includes $3.0 million and $2.6 million of non-cash stock-based compensation expense for the three months ended March 31, 2023 and 2022, respectively.

License and Collaboration Revenue

License and collaboration revenue decreased $25.7 million, or 100%, from $25.7 million for the three months ended March 31, 2022 to zero for the three months ended March 31, 2023. License and collaboration revenue for the first quarter of 2022 included a $25.0 million milestone payment we earned following the dosing of the third patient in the FRONTIER 1 clinical trial for JNJ-2113. We completed our performance obligation pursuant to the collaboration as of June 30, 2022.

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

Research and Development Expenses

	Three Months Ended March 31,		Dollar	%
	2023	2022	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide (PTG-300)	$21,631	$13,377	$8,254	62
Clinical and development expense — PN-943	959	15,741	(14,782)	(94)
Clinical and development expense — JNJ-2113 (PN-235)	45	221	(176)	(80)
Clinical and development expense — PN-232	1	68	(67)	(99)
Clinical and development expense — PTG-200	11	(6)	17	(283)
Clinical and development expense — PTG-100	(6)	190	(196)	(103)
Pre-clinical and drug discovery research expense	4,775	6,727	(1,952)	(29)
Total research and development expenses	$27,416	$36,318	$(8,902)	(25)

Research and development expenses decreased $8.9 million, or 25%, from $36.3 million for the three months ended March 31, 2022 to $27.4 million for the three months ended March 31, 2023. The decrease was primarily due to (i) a decrease of $14.8 million in expenses for the PN-943 program where further development work was de-prioritized to optimize and focus resources toward the rusfertide program in PV, and (ii) a decrease of $2.0 million in expenses related to pre-clinical and drug discovery research expense, partially offset by (iii) an increase of $8.3 million in rusfertide clinical and contract manufacturing expenses primarily for the Phase 3 VERIFY clinical trial. We do not intend to dedicate further internal resources to clinical development or contract manufacturing activities for our PN-943 clinical program.

We had 80 and 97 full-time equivalent research and development employees as of March 31, 2023 and 2022, respectively. Research and development personnel-related expenses for the three months ended March 31, 2023 increased by $0.7 million as compared to the three months ended March 31, 2022, including an increase of $1.3 million in stock-based compensation expense partially offset by a decrease of $0.6 million in other personnel-related expenses.

General and Administrative Expenses

General and administrative expenses decreased $1.9 million, or 18%, from $10.5 million for the three months ended March 31, 2022 to $8.6 million for the three months ended March 31, 2023 due primarily to one-time costs incurred during the first quarter of 2022.

We had 23 and 25 full-time equivalent general and administrative employees as of March 31, 2023 and 2022, respectively.

Interest Income

Interest income increased $2.3 million from $0.2 million for the three months ended March 31, 2022 to $2.5 million for the three months ended March 31, 2023. This increase was due primarily to higher yields on invested balances during a period of increasing interest rates compared to the prior year period.

Liquidity and Capital Resources

Sources of Liquidity

Historically, we have funded our operations primarily from net proceeds from the sale of shares of our common stock and the receipt of payments under collaboration agreements.

In August 2022, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”), pursuant to which we could offer and sell up to $100.0 million of shares of our common stock from time to time in the “at-the-market” offerings (the “2022 ATM Facility”). As of and for the three months ended March 31, 2023, we sold 1,749,199 shares of our common stock under the 2022 ATM Facility for net proceeds of $24.3 million, after deducting issuance costs.

In November 2019, we entered into an Open Market Sale AgreementSM (the “Prior Sales Agreement”), pursuant to which we could offer and sell up to $75.0 million of shares of our common stock from time to time in the “at-the-market” offerings (the “2019 ATM Facility”). During the year ended December 31, 2022, we sold 422,367 shares of our common stock under the 2019 ATM Facility for net proceeds of $14.6 million, after deducting issuance costs. The Prior Sales Agreement was terminated in connection with and replaced by the Sales Agreement in August 2022.

We have received $112.5 million in non-refundable payments from Janssen since the inception of the Restated Agreement in 2017 through the date of this report as follows:

●	Upon effectiveness of the Original Agreement, we received a non-refundable, upfront cash payment of $50.0 million from Janssen;
●	Upon effectiveness of the First Amendment, we became eligible to receive a $25.0 million payment from Janssen, which was received during the second quarter of 2019;
●	In December 2019, we became eligible to receive a $5.0 million payment triggered by the successful nomination of a second-generation development compound, which was received during the first quarter of 2020;
●	In October 2021, we became eligible to receive a $7.5 million milestone payment triggered by completion of the data collection for JNJ-2113 (formerly known as PN-235) Phase 1 activities, which was received during the fourth quarter of 2021; and
●	In March 2022, we became eligible to receive a $25.0 million milestone payment in connection with the dosing of the third patient in the Phase 2b clinical trial of JNJ-2113 in moderate-to-severe plaque psoriasis during the first quarter of 2022, which was received during the second quarter of 2022.

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

Pursuant to the Restated Agreement, we may be eligible to receive clinical development, regulatory and sales milestones, if and when achieved. Upcoming potential development milestones for second-generation products include:

●	$10.0 million upon the dosing of the third patient in the first Phase 2 clinical trial for any second-generation product for a second indication (i.e., an indication different than the indication which triggered the $25.0 million milestone payment received during the second quarter of 2022 described above);
●	$50.0 million upon the dosing of the third patient in a Phase 3 clinical trial for a second-generation compound for any indication;
●	$15.0 million upon the dosing of the third patient in a Phase 3 clinical trial for a second-generation compound for a second indication; and
●	$115.0 million upon a Phase 3 clinical trial for a second-generation compound for any indication meeting its primary clinical endpoint.

Capital Requirements

As of March 31, 2023, we had $230.8 million of cash, cash equivalents and marketable securities and an accumulated deficit of $570.5 million. Our capital expenditures for the three months ended March 31, 2023 were $10,000. Our capital expenditures for the years ended December 31, 2022 and 2021 were $0.8 million and $1.1 million, respectively. Our primary uses of cash are to fund our operating expenses, primarily related to our research and development expenditures, general and administrative costs and pre-commercialization costs. Cash used to operating activities is impacted by the timing of when we pay these expenses. As of the date of this filing, we believe, based on our current operating plan and assumptions, that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect if, for instance, our planned pre-clinical and clinical trials are successful or expanded, our product candidates enter new and more advanced stages of clinical development, we experience significant delays or difficulties in commencing, enrolling or completing clinical studies, our newer product clinical trials advance beyond the discovery stage or various other factors. We expect that our cash burn will be lower in 2023 due to our research and development expenses decreasing in the near term as we continue to focus our resources toward progressing our rusfertide program into later stage clinical trials and preparing for commercialization. We do not intend to dedicate further internal resources to clinical development or contract manufacturing activities for our PN-943 clinical program.

We anticipate that we will need to raise substantial additional funding to advance rusfertide through clinical development and toward potential regulatory approval and to develop, acquire, or in-license other potential product candidates. Our future funding requirements will depend on many factors, including:

●	the progress, timing, scope, results and costs of advancing our clinical trials for our product candidates, including the ability to enroll patients in a timely manner for our clinical trials;
●	the costs of and our ability to obtain clinical and commercial supplies and any other product candidates we may identify and develop;
●	our ability to successfully commercialize the product candidates we may identify and develop;
●	the selling and marketing costs associated with our current product candidates and any other product candidates we may identify and develop, including the costs and timing of expanding our sales and marketing capabilities;
●	the achievement of development, regulatory and sales milestones resulting in payments to us from Janssen under the Restated Agreement, or other such arrangements that we may enter into, and the timing of receipt of such payments, if any;
●	the timing, receipt and amount of royalties under the Restated Agreement on worldwide net sales of IL-23 receptor antagonist compounds, upon regulatory approval or clearance, if any;
●	the amount and timing of sales and other revenues from our current product candidates and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;
●	the cash requirements of any future acquisitions or discoveries of product candidates;
●	the time and costs necessary to respond to technological and market developments;
●	the extent to which we may acquire or in-license other product candidates and technologies;
●	the costs necessary to attract, hire and retain qualified personnel;

●	the costs of maintaining, expanding and protecting our intellectual property portfolio; and
●	the costs of ongoing general and administrative activities to support the growth of our business.

Such additional funding may come from various sources, including raising additional capital, seeking access to debt, and seeking additional collaborative or other arrangements with partners, but such funding may not be available on terms acceptable to us, if at all. As discussed in Part II, Item1A. “Risk Factors”, we are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by domestic and global monetary and fiscal policy, geopolitical instability and banking and other financial institution failures, among other factors. A future recession or market correction related to COVID-19 or due to other factors, including significant geopolitical or macroeconomic events, could materially affect our business and our access to credit and financial markets.

Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. Further, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials, other research and development activities and pre-commercialization costs. If we do raise additional capital through public or private equity offerings or convertible debt securities, the ownership interest of our existing stockholders could be diluted, and the terms of these securities could include liquidation or other preferences that could adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we could be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to fully estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated product development programs. For additional information, see Part II, Item 1A. “Risk Factors” – “Risks Related to our Financial Position and Capital Requirements”.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
Condensed Consolidated Statements of Cash Flows Data:	2023	2022

	(Dollars in thousands)
Cash used in operating activities	$(34,347)	$(37,666)
Cash provided by (used in) investing activities	$9,826	$(4,476)
Cash provided by financing activities	$26,463	$16,925
Stock-based compensation	$7,584	$5,935

Cash Used in Operating Activities

Cash used in operating activities for the three months ended March 31, 2023 was $34.3 million, consisting primarily of our net loss of $33.7 million and a net change of $8.0 million in net operating assets and liabilities, partially offset by certain non-cash items, including $7.6 million of stock-based compensation expense. The $3.3 million decrease in cash flow used in operating activities during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to a $15.9 million net change in operating assets and liabilities and a $1.6 million increase in stock-based compensation expense, partially offset by a $12.8 million increase in our net loss.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities for the three months ended March 31, 2023 was $9.8 million, consisting of proceeds from maturities of marketable securities of $37.9 million, partially offset by purchases of marketable securities of $28.1 million. The $14.3 million increase in cash provided by investing activities for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily related to a decrease of $27.8 million in purchases of marketable securities, partially offset by a $13.7 million decrease in proceeds from maturities of marketable securities.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2023 was $26.5 million, consisting primarily of net cash proceeds from sales of $24.3 million under the 2022 ATM Facility and proceeds from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan of $2.3 million. The $9.5 million increase in cash provided by financing activities for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to a $9.7 million increase in net cash proceeds from ATM sales.

Contractual Obligations and Other Commitments

During the three months ended March 31, 2023, there were no material changes to our material cash requirements, including commitments for capital expenditures, described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 15, 2023.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our interest-earning investments and inflation risk affecting labor costs and clinical trial costs.

Interest Rate Fluctuation Risk

We had $230.8 million and $237.4 million in cash, cash equivalents and marketable securities at March 31, 2023 and December 31, 2022, respectively. Our cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Marketable securities consist of corporate bonds, commercial paper and government bonds. A portion of our investments are interest-bearing instruments carrying a degree of interest rate risk. However, because our investments are of high-quality credit rating and short term in duration, we believe that our exposure to interest rate risk is not significant and that a hypothetical 100 basis point change in interest rates would not have a significant impact on the total value of our portfolio.

Approximately $1.9 million and $2.5 million of our cash balance was located in Australia at March 31, 2023 and December 31, 2022, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of our expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on our results of operations.

Inflation Fluctuation Risk

The inflationary environment has fluctuated over the period covered by this report. Inflation generally affects us by increasing our costs, such as the cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the three months ended March 31, 2023.

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

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Item 1A. Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC, before making an investment decision regarding our common stock.

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
●	We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
●	We have never generated any revenue from product sales and may never be profitable.
●	We expect to require substantial additional funding.
●	Raising additional capital may cause dilution to our existing stockholders.
●	We rely on Janssen to continue the development of product candidates subject to our license and collaboration with Janssen, and to successfully commercialize any resulting products.
●	Our existing or future collaborations with third parties may not be successful.
●	We rely on third parties to conduct our pre-clinical studies and clinical trials and are subject to risks associated with their businesses and performance of their obligations to us.
●	We rely on third-party contract manufacturers to manufacture our drug substance and clinical drug product.
●	If we are ultimately unable to obtain regulatory approval for our product candidates in the United States or other jurisdictions, our business will be substantially harmed.
●	We have no marketing and sales organization and may not be able to effectively market and sell any products or generate product revenue if any of our product candidates are approved for marketing.
●	If we commercialize our product candidates abroad, we will be subject to the risks of doing business outside of the United States.
●	We face significant competition from other biotechnology and pharmaceutical companies.
●	We face risks to our business arising from the COVID-19 pandemic, including risks to our ongoing and planned clinical trials and pre-clinical and discovery research.
●	Unstable market and economic conditions, including elevated and sustained inflation, may have serious adverse consequences on our business, financial condition and stock price.
●	Our success depends on our ability to attract, retain and motivate qualified executives and other personnel.
●	We may experience difficulties in managing the growth of our organization.
●	We are subject to risks associated with information technology systems or breaches of data security.
●	Any misconduct by our employees, independent contractors, principal investigators, consultants and vendors could have a material adverse effect on our business.
●	Our headquarters is located near known earthquake fault zones.

●	If we are unable to obtain or protect intellectual property rights related to our product candidates and technologies, we may not be able to compete effectively in our markets.
●	We may be involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and ultimately unsuccessful.
●	Patents covering our product candidates could be found invalid or unenforceable.
●	Third party claims of intellectual property infringement may prevent or delay our drug discovery and development efforts.
●	Our stock price has been and will likely continue to be volatile and may decline, regardless of our operating performance.

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

Our product candidates require additional clinical development, regulatory approval and secure sources of commercial manufacturing supply prior to commercialization. We cannot assure you that our clinical trials for our product candidates will be initiated or completed in a timely manner or successfully, or at all. Further we cannot be certain that we plan to advance any other product candidates into clinical trials. Moreover, any delay or setback in the development of any product candidate would be expected to adversely affect our business and cause our stock price to fall. For example, our stock price dropped significantly in September 2021 following the announcement of a full clinical hold imposed by the FDA on our rusfertide clinical studies. Our stock price also dropped significantly in April 2022 following the announcement of our voluntary withdrawal of Breakthrough Therapy Designation for rusfertide, and the announcement of topline data from our Phase 2 clinical trial evaluating PN-943 in UC.

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

We may experience delays in ongoing clinical trials, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. For example, we initially experienced slower than expected patient enrollment in VERIFY, a global Phase 3 clinical trial of rusfertide in PV. Clinical trials can be delayed for a variety of reasons, including if a clinical trial is modified, suspended or terminated by us. For example, in keeping with our organizational prioritization of rusfertide in PV, plans to initiate trials of rusfertide in other indications have been paused. Clinical trials can also be delayed by the institutional review boards or ethics committees of the institutions in which such clinical trials are being conducted, by a Data Safety Monitoring Board, for such trial or by the FDA or other regulatory authorities. Such authorities may impose a modification, suspension or termination due to a number of factors.

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

We have incurred significant operating losses every year since inception and expect to continue to incur operating losses for the foreseeable future. As of March 31, 2023, we had an accumulated deficit of $570.5 million. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development. As a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approvals for, our product candidates.

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

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $230.8 million. Based upon our current operating plan and expected expenditures, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months. However, we expect that we will need to have access to substantial additional funds in the future in order to complete clinical development or commercialize our product candidates to a point where our operations generate net cash inflows.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates or technologies.

We may seek additional funding through a combination of equity offerings, including the use of the 2022 ATM facility, debt financings, collaborations and/or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. Our ability to raise additional capital may be adversely impacted by adverse economic conditions and market volatility. The incurrence of indebtedness and/or the issuance of certain equity securities could result in fixed payment obligations and could also result in certain additional restrictive covenants, such as limitations on our ability to incur debt and/or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into additional collaborations and/or licensing arrangements in order to raise capital, we may be required to accept unfavorable terms, including relinquishing or licensing to a third party on unfavorable terms our rights to our proprietary technology platform or product candidates. To the extent that we raise additional capital through the sale of equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

Risks Related to our Reliance on Third Parties

If Janssen does not elect to continue the development of JNJ-2113 (formerly known as PN-235), our business and business prospects would be adversely affected.

JNJ-2113, the product candidate in development pursuant to our Janssen collaboration, may prove to have undesirable or unintended side effects or other characteristics adversely affecting its safety, efficacy or cost effectiveness that could prevent or limit its approval for marketing and successful commercial use, or that could delay or prevent the commencement and/or completion of clinical trials. Under the terms of the Restated Agreement with Janssen, Janssen may terminate the agreement for convenience and without cause on written notice of a certain period. In addition, prior to any termination of the agreement, Janssen will generally have control over the further clinical development of JNJ-2113 and any other licensed compounds. Janssen’s decisions with respect to such development will affect the timing and availability of potential future payments under the agreement, if any. For example, during the fourth quarter of 2021, following a pre-specified interim analysis criteria, a portfolio decision was made by Janssen to stop further development of both PTG-200 and PN-232 in favor of JNJ-2113. If the Restated Agreement with Janssen is terminated early, or if Janssen’s development activities are terminated early or suspended for an extended period of time, or are otherwise unsuccessful, our business and business prospects would be materially and adversely affected.

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

As has been widely reported, we are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by domestic and global monetary and fiscal policy, geopolitical instability, including an ongoing military conflict between Russia and Ukraine and the rising tensions between China and Taiwan, and historically high domestic and global inflation. In particular, the conflict in Ukraine has exacerbated market disruptions, including significant volatility in commodity prices, as well as supply chain interruptions, and has contributed to record inflation globally. The U.S. Federal Reserve and other central banks may be unable to contain inflation through more restrictive monetary policy and inflation may increase or continue for a prolonged period of time. Inflationary factors, such as increases in the cost of clinical supplies, interest rates, overhead costs and transportation costs may adversely affect our operating results. We continue to monitor these events and the potential impact on our business. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may be adversely affected in the future due to domestic and global monetary and fiscal policy, supply chain constraints, consequences associated with COVID-19 and the ongoing conflict between Russia and Ukraine, and such factors may lead to increases in the cost of manufacturing our product candidates and delays in initiating trials. In addition, global credit and financial markets have experienced extreme volatility and disruptions in the past several years and the foregoing factors have led to and may continue to cause diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, uncertainty about economic stability and increased inflation.

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

We maintain our cash at financial institutions, often in balances that exceed federally-insured limits. The failure of financial institutions could adversely affect our ability to pay our operational expenses or make other payments.

Our cash held in non-interest-bearing and interest-bearing accounts exceeds the Federal Deposit Insurance Corporation (FDIC) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. For example, the FDIC took control of Silicon Valley Bank on March 10, 2023. The Federal Reserve subsequently announced that account holders would be made whole. However, the FDIC may not make all account holders whole in the event of future bank failures. In addition, even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed. Any material loss that we may experience in the future or inability for a material time period to access our cash and cash equivalents could have an adverse effect on our ability to pay our operational expenses or make other payments, which could adversely affect our business.

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

As of March 31, 2023, we had 103 full-time equivalent employees, including 80 full-time equivalent employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, scientific, sales, marketing, research, development, regulatory, manufacturing, financial and other resources. In addition, as our operations expand, we expect that we will need to manage relationships with strategic collaborators, CROs, contract manufacturers, suppliers, vendors and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. We may not be successful in accomplishing these tasks in growing our company, and our failure to accomplish any of them could adversely affect our business and operations.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. From January 1, 2023 through March 31, 2023, the reported sale price of our common stock has fluctuated between $10.62 and $25.69 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock, including due to the factors discussed in these “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q

Volatility in our share price could subject us to securities class action litigation.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchases of Shares or of Company Equity Securities

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-37852	3.1	8/16/2016
3.2	Amended and Restated Bylaws	S-1/A	333-212476	3.2b	8/1/2016
31.1+	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

+     Filed herewith.

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

PROTAGONIST THERAPEUTICS, INC.

Date: May 4, 2023	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Asif Ali
Asif Ali
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)