Form 10-Q
period 2023-06-30
Protagonist Therapeutics, Inc
filed 2023-08-03
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 31, 2023, there were 57,530,242 shares of the registrant’s Common Stock, par value $0.00001 per share, outstanding.

PROTAGONIST THERAPEUTICS, INC.

FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$235,382	$125,744
Marketable securities	78,019	111,611
Receivable from collaboration partner	39	10
Prepaid expenses and other current assets	3,501	5,712
Total current assets	316,941	243,077
Property and equipment, net	1,263	1,565
Restricted cash - noncurrent	225	225
Operating lease right-of-use asset	2,037	3,061
Total assets	$320,466	$247,928
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,573	$3,640
Payable to collaboration partner	10	69
Accrued expenses and other payables	19,369	24,955
Operating lease liability - current	2,446	2,515
Total current liabilities	26,398	31,179
Operating lease liability - noncurrent	—	1,141
Total liabilities	26,398	32,320
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 90,000,000 shares authorized; 57,494,185 and 49,339,252 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	—
Additional paid-in capital	903,205	752,722
Accumulated other comprehensive loss	(198)	(359)
Accumulated deficit	(608,940)	(536,755)
Total stockholders’ equity	294,068	215,608
Total liabilities and stockholders’ equity	$320,466	$247,928

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
License and collaboration revenue	$—	$859	$—	$26,581
Operating expenses:
Research and development	33,182	34,611	60,598	70,929
General and administrative	9,172	7,691	17,777	18,206
Total operating expenses	42,354	42,302	78,375	89,135
Loss from operations	(42,354)	(41,443)	(78,375)	(62,554)
Interest income	3,913	484	6,404	652
Other expense, net	(19)	(78)	(214)	(65)
Net loss	$(38,460)	$(41,037)	$(72,185)	$(61,967)
Net loss per share, basic and diluted	$(0.68)	$(0.84)	$(1.34)	$(1.27)
Weighted-average shares used to compute net loss per share, basic and diluted	56,775,742	49,049,902	53,691,965	48,902,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(38,460)	$(41,037)	$(72,185)	$(61,967)
Other comprehensive loss:
(Loss) gain on translation of foreign operations	—	(209)	194	(114)
Unrealized loss on marketable securities	(76)	(39)	(33)	(307)
Comprehensive loss	$(38,536)	$(41,285)	$(72,024)	$(62,388)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	(Loss) Gain	Deficit	Equity
Three months ended June 30, 2023	Shares	Amount
Balance at March 31, 2023	51,440,503	$1	$786,768	$(122)	$(570,480)	$216,167
Issuance of common stock pursuant to public offering, net of issuance costs	5,750,000	—	107,790	—	—	107,790
Issuance of common stock under equity incentive and employee stock purchase plans	329,486	—	973	—	—	973
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(25,804)	—	(669)	—	—	(669)
Stock-based compensation expense	—	—	8,343	—	—	8,343
Other comprehensive loss	—	—	—	(76)	—	(76)
Net loss	—	—	—	—	(38,460)	(38,460)
Balance at June 30, 2023	57,494,185	$1	$903,205	$(198)	$(608,940)	$294,068

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	(Loss) Gain	Deficit	Equity
Three months ended June 30, 2022	Shares	Amount
Balance at March 31, 2022	48,552,102	$—	$732,542	$(472)	$(430,292)	$301,778
Issuance of common stock under equity incentive and employee stock purchase plans	131,829	—	655	—	—	655
Stock-based compensation expense	—	—	6,805	—	—	6,805
Issuance costs related to prior period common stock offering	—	—	25	—	—	25
Other comprehensive loss	—	—	—	(248)	—	(248)
Net loss	—	—	—	—	(41,037)	(41,037)
Balance at June 30, 2022	48,683,931	$—	$740,027	$(720)	$(471,329)	$267,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	(Loss) Gain	Deficit	Equity
Six months ended June 30, 2023	Shares	Amount
Balance at December 31, 2022	49,339,252	$—	$752,722	$(359)	$(536,755)	$215,608
Issuance of common stock pursuant to public offering, net of issuance costs	5,750,000	—	107,790	—	—	107,790
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	1,749,199	1	24,301	—	—	24,302
Issuance of common stock under equity incentive and employee stock purchase plans	687,697	—	3,234	—	—	3,234
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(31,963)	—	(769)	—	—	(769)
Stock-based compensation expense	—	—	15,927	—	—	15,927
Other comprehensive gain	—	—	—	161	—	161
Net loss	—	—	—	—	(72,185)	(72,185)
Balance at June 30, 2023	57,494,185	$1	$903,205	$(198)	$(608,940)	$294,068

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	(Loss) Gain	Deficit	Equity
Six months ended June 30, 2022	Shares	Amount
Balance at December 31, 2021	47,838,330	$—	$709,682	$(299)	$(409,362)	$300,021
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	422,367	—	14,553	—	—	14,553
Issuance of common stock under equity incentive and employee stock purchase plans	430,960	—	3,213	—	—	3,213
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(7,726)	—	(186)	—	—	(186)
Stock-based compensation expense	—	—	12,740	—	—	12,740
Issuance costs related to prior period common stock offering	—	—	25	—	—	25
Other comprehensive loss	—	—	—	(421)	—	(421)
Net loss	—	—	—	—	(61,967)	(61,967)
Balance at June 30, 2022	48,683,931	$—	$740,027	$(720)	$(471,329)	$267,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(72,185)	$(61,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	15,927	12,740
Operating lease right-of-use asset amortization	1,168	1,168
(Accretion) amortization of discount/premium on marketable securities	(2,215)	454
Depreciation	485	508
Other	194	—
Changes in operating assets and liabilities:
Receivable from collaboration partner	(29)	1,523
Prepaid expenses and other assets	2,211	(255)
Accounts payable	933	(184)
Payable to collaboration partner	(59)	(819)
Accrued expenses and other payables	(5,661)	(1,553)
Deferred revenue	—	(1,601)
Operating lease liability	(1,354)	(1,315)
Net cash used in operating activities	(60,585)	(51,301)
Cash Flows from Investing Activities
Purchase of marketable securities	(34,122)	(102,121)
Proceeds from maturities of marketable securities	69,896	132,942
Purchases of property and equipment	(186)	(563)
Net cash provided by investing activities	35,588	30,258
Cash Flows from Financing Activities
Proceeds from public offering of common stock, net of issuance costs	107,868	—
Proceeds from at-the-market offering, net of issuance costs	24,302	14,553
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	3,234	3,213
Tax withholding payments related to net settlement of restricted stock units	(769)	(186)
Issuance costs related to prior period common stock offering	—	25
Net cash provided by financing activities	134,635	17,605
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	10
Net increase (decrease) in cash, cash equivalents and restricted cash	109,638	(3,428)
Cash, cash equivalents and restricted cash, beginning of period	125,969	123,890
Cash, cash equivalents and restricted cash, end of period	$235,607	$120,462
Supplemental Disclosure of Non-Cash Financing and Investing Information:
Purchases of property and equipment in accounts payable and accrued liabilities	$61	$122
Issuance costs related to common stock offering included in accrued liabilities and other payables	$78	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.Organization and Description of Business

Protagonist Therapeutics, Inc. (the “Company”) is headquartered in Newark, California. The Company is a biopharmaceutical company with peptide-based new chemical entities rusfertide and JNJ-2113 (formerly PN-235) in different stages of clinical development, both derived from the Company’s proprietary technology platform. The Company’s clinical programs fall into two broad categories of diseases; (i) hematology and blood disorders, and (ii) inflammatory and immunomodulatory diseases. Protagonist Pty Limited (“Protagonist Australia”) is a wholly-owned subsidiary of the Company and is located in Brisbane, Queensland, Australia.

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

Liquidity

As of June 30, 2023, the Company had cash, cash equivalents and marketable securities of $313.4 million. The Company has incurred net losses from operations since inception and had an accumulated deficit of $608.9 million as of June 30, 2023. The Company’s ultimate success depends upon the outcome of its research and development and collaboration activities. The Company expects to incur additional losses in the future and anticipates the need to raise additional capital to continue to execute its long-range business plan. Since the Company’s initial public offering in August 2016, it has financed its operations primarily through proceeds from offerings of common stock and payments received under license and collaboration agreements.

Risks and Uncertainties

The Company is currently operating in a period of economic uncertainty and capital markets disruption, which has been impacted by the COVID-19 pandemic, domestic and global monetary and fiscal policy, geopolitical instability, including the ongoing military conflict between Russia and Ukraine and rising tensions between China and Taiwan, a recessionary environment, historically high domestic and global inflation and of failures of banking and other financial institutions. The Company has experienced delays in its existing and planned clinical trials due to worldwide impacts related to the COVID-19 pandemic, and its future results of operations and liquidity could be adversely impacted by outbreaks of disease, epidemics and pandemics, including further delays in existing and planned clinical trials, difficulty in recruiting patients for these clinical trials, delays in manufacturing and collaboration activities and supply chain disruptions. The conflict in Ukraine has exacerbated market disruptions, including significant volatility in commodity prices as well as supply chain interruptions, and has contributed to record inflation globally. The U.S. Federal Reserve and other central banks may be unable to contain inflation through more restrictive monetary policy and inflation may increase or continue for a prolonged period of time. Inflationary factors, such as increases in the cost of clinical supplies, interest rates, overhead costs and transportation costs may adversely affect the Company’s operating results. In addition, the failure of Silicon Valley Bank and other regional banks in the United States during the first half of 2023 has given rise to uncertainty in the security of amounts in deposit accounts uninsured by the Federal Deposit Insurance Corporation. The Company continues to monitor these events and the potential impact on its business. Although the Company does not believe that inflation has had a material impact on its financial position or results of operations to date, it may be adversely affected in the future due to global monetary and fiscal policy, macroeconomic factors, supply chain constraints, the ongoing conflict between Russia and Ukraine and other factors, and such factors may lead to increases in the cost of manufacturing for and initiation of studies in the Company’s product candidates.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the condensed consolidated balance sheet as of June 30, 2023 has been derived from the Company’s unaudited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s condensed consolidated financial statements. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future period.

Effective January 1, 2023, the financial statements of Protagonist Australia use the U.S. dollar as the functional currency due to the expected nature of the ongoing operations of this subsidiary. The cumulative translation adjustment as of January 1, 2023 related to this subsidiary was not material. Prior to January 1, 2023, the financial statements of Protagonist Australia used the Australian dollar as the functional currency since the majority of expense transactions occurred in such currency. Foreign currency translation gains and losses are reported as a component of stockholders’ equity in accumulated other comprehensive loss on the condensed consolidated balance sheets.

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

There has been uncertainty and disruption in the global economy and financial markets due to a number of factors, including the COVID-19 pandemic, geopolitical instability, inflationary pressures and domestic and global monetary and fiscal policy. The Company has taken into consideration any known impacts in its accounting estimates to date and is not aware of any additional specific events or circumstances that would require any additional updates to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the issuance of this report.

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

Cash as reported in the condensed consolidated statements of cash flows consists of (in thousands):

	June 30,
	2023	2022
Cash and cash equivalents	$235,382	$120,237
Restricted cash - noncurrent	225	225
Total cash reported on condensed consolidated statements of cash flows	$235,607	$120,462

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

Significant Accounting Policies

Other than the change in Protagonist Australia functional currency from the Australian dollar to the U.S. dollar effective January 1, 2023 and the investment impairment policy, as discussed above, there have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2023 as compared to those disclosed in Note 2. Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Note 3. License and Collaboration Agreement

Agreement Terms

On July 27, 2021, the Company entered into an Amended and Restated License and Collaboration Agreement (the “Restated Agreement”) with Janssen Biotech, Inc., a Pennsylvania corporation (“Janssen”), which amended and restated the License and Collaboration Agreement, effective July 13, 2017, by and between the Company and Janssen (the “Original Agreement”), as amended by the first amendment, effective May 7, 2019 (the “First Amendment”). Prior to January 1, 2023, Janssen was a related party to the Company as Johnson & Johnson Innovation - JJDC, Inc. was a significant (greater than 5%) stockholder of the Company, and both companies are subsidiaries of Johnson & Johnson. Upon the effectiveness of the Original Agreement, the Company received a non-refundable, upfront cash payment of $50.0 million from Janssen. Upon the effectiveness of the First Amendment, the Company received a $25.0 million payment from Janssen in 2019. The Company received a $5.0 million payment triggered by the successful nomination of a second-generation oral Interleukin (“IL”)-23 receptor antagonist development compound (“second-generation compound”) during the first quarter of 2020 and received a $7.5 million payment triggered by the completion of data collection activities for the first Phase 1 clinical trial of a second-generation compound during the fourth quarter of 2021. The Company received a $25.0 million milestone payment in connection with the dosing of the third patient in the first Phase 2 clinical trial for a second-generation compound during the second quarter of 2022.

The Restated Agreement relates to the development, manufacture and commercialization of oral IL-23 receptor antagonist drug candidates. The candidates nominated for initial development pursuant to the Restated Agreement included PTG-200 (JNJ-67864238), PN-232 (JNJ-75105186) and JNJ-2113 (JNJ-77242113) (formerly PN-235). PTG-200 is an oral IL-23 receptor antagonist that was in Phase 2a development for the treatment of Crohn’s disease (“CD”). During the fourth quarter of 2021, following a pre-specified interim analysis criteria, a portfolio decision was made by Janssen to stop further development of both PTG-200 and PN-232 in favor of advancing JNJ-2113, based on its superior potency and overall pharmacokinetic and pharmacodynamic profile. Janssen is primarily responsible for the conduct of all future trials, including anticipated Phase 2 and Phase 3 trials, and the Company is primarily responsible for the conduct of the second-generation Phase 1 trials.

The Restated Agreement enables Janssen to develop collaboration compounds for multiple indications. Under the Restated Agreement, Janssen is required to use commercially reasonable efforts to develop at least one collaboration compound for at least two indications.

Upcoming potential development milestones for second-generation compounds include:

●	$50.0 million upon the dosing of the third patient in a Phase 3 clinical trial for a second-generation compound for any indication;
●	$115.0 million upon a Phase 3 clinical trial for a second-generation compound for any indication meeting its primary clinical endpoint;
●	$35.0 million upon the filing of a New Drug Application (“NDA”) for a second-generation compound with the U.S. Food and Drug Administration (the “FDA”);
●	$50.0 million upon FDA approval of an NDA for a second-generation compound;
●	$10.0 million upon the dosing of the third patient in the first Phase 2 clinical trial for any second-generation compound for a second indication (i.e., an indication different than the indication which triggered the $25.0 million milestone received during the second quarter of 2022 described above); and
●	$15.0 million upon the dosing of the third patient in a Phase 3 clinical trial for a second-generation compound for a second indication.

Pursuant to the Restated Agreement, the Company remains eligible to receive tiered royalties on net product sales at percentages ranging from six percent to ten percent. The sales milestone payments in the Original Agreement also remain the same in the Restated Agreement.

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

Revenue Recognition

The Restated Agreement contains a single performance obligation for the development license; Phase 1 development services for PTG-200, PN-232 and JNJ-2113 (formerly PN-235); the Company’s services associated with Phase 2a development for PTG-200 in CD; the initial year of second-generation compound research services; and all other such services that the Company may perform at the request of Janssen to support the development of PTG-200 through Phase 2a and PN-232 and JNJ-2113 through Phase 1. Under the Restated Agreement, development services performed by the Company for PTG-200 beyond Phase 2a and PN-232 and JNJ-2113 beyond Phase 1 are no longer required.

The contract duration is defined as the period in which parties to the contract have present enforceable rights and obligations. For revenue recognition purposes, the duration of the Restated Agreement for the identified single initial performance obligation began on the Original Agreement’s effective date of July 13, 2017 and ended upon the completion of Phase 1 clinical trials for PN-232 and JNJ-2113. Final activities related to these trials were completed as of June 30, 2022.

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

No license and collaboration revenue was recognized for the three and six months ended June 30, 2023 because the Company completed its performance obligation under the collaboration as of June 30, 2022. For the three and six months ended June 30, 2022, the Company recognized license and collaboration revenue of $0.9 million and

$26.6 million, respectively. License and collaboration revenue for the three and six months ended June 30, 2022 was primarily related to the transaction price recognized under the Restated Agreement based on proportional performance.

The following tables present changes in the Company’s contract assets and liabilities during the periods presented (in thousands):

	Balance at			Balance at
	Beginning of			End of
Six Months Ended June 30, 2023	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner	$10	$41	(12)	$39
Contract liabilities:
Payable to collaboration partner	$69	$11	(70)	$10

	Balance at			Balance at
	Beginning of			End of
Six Months Ended June 30, 2022	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner	$1,566	$25,165	$(26,688)	$43
Contract liabilities:
Deferred revenue	$1,601	$25,757	$(27,358)	$—
Payable to collaboration partner	$899	$30	$(849)	$80

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

The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$64,578	$—	$—	$64,578
Commercial paper	—	132,955	—	132,955
Corporate debt securities	—	6,408	—	6,408
U.S. Treasury and agency securities	—	101,851	—	101,851
Total financial assets	$64,578	$241,214	$—	$305,792

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$54,292	$—	$—	$54,292
Commercial paper	—	110,227	—	110,227
Corporate debt securities	—	10,741	—	10,741
U.S. Treasury and agency securities		57,242	—	57,242
Total financial assets	$54,292	$178,210	$—	$232,502

The Company’s commercial paper, corporate debt securities, and U.S. Treasury and agency securities, including U.S. Treasury bills, are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques, for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

The carrying amount of the Company’s remaining financial assets and liabilities, including cash, receivables and payables, approximates their fair value due to their short-term nature.

Note 5. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following (in thousands):

	June 30, 2023
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$64,578	$—	$—	$64,578
Commercial paper	133,007	—	(52)	132,955
Corporate debt securities	6,422	—	(14)	6,408
U.S. Treasury and agency securities	101,872	22	(43)	101,851
Total cash equivalents and marketable securities	$305,879	$22	$(109)	$305,792
Classified as:
Cash equivalents				$227,773
Marketable securities				78,019
Total cash equivalents and marketable securities				$305,792

	December 31, 2022
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$54,292	$—	$—	$54,292
Commercial paper	110,257	—	(30)	110,227
Corporate debt securities	10,756	—	(15)	10,741
U.S. Treasury and agency securities	57,251	27	(36)	57,242
Total cash equivalents and marketable securities	$232,556	$27	$(81)	$232,502
Classified as:
Cash equivalents				$120,891
Marketable securities				111,611
Total cash equivalents and marketable securities				$232,502

Marketable securities of $78.0 million and $111.6 million held at June 30, 2023 and December 31, 2022, respectively, had contractual maturities of less than one year. The Company does not intend to sell its securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be at maturity. There were no material realized gains or realized losses on marketable securities for the periods presented. The Company evaluated securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors and determined that there were no credit-related losses to be recognized as of June 30, 2023.

Note 6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid clinical and research related expenses	$796	$2,746
Prepaid insurance	827	1,417
Prepaid license	607	489
Other prepaid expenses	1,260	1,018
Other receivable	11	42
Prepaid expenses and other current assets	$3,501	$5,712

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Laboratory equipment	$4,982	$4,817
Furniture and computer equipment	1,089	1,089
Leasehold improvements	913	913
Total property and equipment	6,984	6,819
Accumulated depreciation	(5,721)	(5,254)
Property and equipment, net	$1,263	$1,565

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued clinical and research related expenses	$14,703	$19,109
Accrued employee related expenses	3,633	4,967
Accrued professional service fees	868	464
Other	165	415
Total accrued expenses and other payables	$19,369	$24,955

Note 7. Stockholders’ Equity

In April 2023, the Company completed an underwritten public offering of 5,000,000 shares of its common stock at a public offering price of $20.00 per share and issued an additional 750,000 shares of common stock at a price of $20.00 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs paid by the Company, were approximately $107.8 million.

In August 2022, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”), pursuant to which the Company may offer and sell up to $100.0 million of shares of common stock from time to time in “at-the-market” offerings (the “2022 ATM Facility”). There were no sales of the Company’s common stock under the 2022 ATM Facility during the year ended December 31, 2022. During the three months ended March 31, 2023, the Company sold 1,749,199 shares of its common stock under the 2022 ATM Facility for net proceeds of $24.3 million, after deducting issuance costs. There were no sales of the Company’s common stock under the 2022 ATM Facility during the three months ended June 30, 2023.

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

In August 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which the Company sold an aggregate of 2,750,000 shares of its common stock at a price of $8.00 per share, for aggregate net proceeds of $21.7 million, after deducting offering expenses payable by the Company. In a concurrent private placement, the Company issued the Investors warrants to purchase an aggregate of 2,750,000 shares of its common stock (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant is exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of the Company’s common stock have an exercise price of $15.00 per share. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the Warrants may be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, the Company granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. The common stock and warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and the net proceeds from the transaction were recorded as a credit to additional paid-in capital. As of June 30, 2023, none of the Warrants have been exercised.

Note 8. Equity Plans

Equity Incentive Plan

In July 2016, the Company’s Board of Directors (“the Board”) and stockholders approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) to replace the 2007 Stock Option Plan. The 2016 Plan is administered by the Board, or a committee appointed by the Board, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2016 Plan expire no later than ten years from the date of grant. As of June 30, 2023, 841,577 shares of common stock were available for issuance under the 2016 Plan.

Inducement Plan

In May 2018, the Board approved the Company’s 2018 Inducement Plan (as subsequently amended, the “2018 Inducement Plan”), a non-stockholder approved stock plan, under which the Company awards options and restricted stock unit awards to persons that were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company, within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2018 Inducement Plan is administered by the Board or the Compensation Committee of the Board (the “Compensation Committee”), which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2018 Inducement Plan expire no later than ten years from the date of grant. As of June 30, 2023, 575,961 shares of common stock were available for issuance under the 2018 Inducement Plan.

Stock Options

Stock option activity under the Company’s equity incentive and inducement plans is set forth below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value (1)
			(years)	(in millions)
Balances at December 31, 2022	6,240,509	$19.03
Options granted	2,262,750	12.61
Options exercised	(220,771)	12.27
Options forfeited	(157,679)	26.14
Balances at June 30, 2023	8,124,809	$17.29	7.53	$92.2
Options exercisable – June 30, 2023	4,410,899	$16.81	6.33	51.9
Options vested and expected to vest – June 30, 2023	8,124,809	$17.29	7.53	$92.2
(1)	The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on June 30, 2023. The calculation excludes options with an exercise price higher than the closing price of the Company’s common stock on June 30, 2023.

The estimated weighted-average grant-date fair value of common stock underlying options granted to employees during the six months ended June 30, 2023 was $10.40 per share.

Stock Options Valuation Assumptions

The fair value of employee stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Expected term (in years)	6.08 - 6.08	5.50 - 6.08	5.27 - 6.08	5.27- 6.08
Expected volatility	106.2% - 107.5%	96.3% - 99.9%	106.2% - 107.5%	96.3% - 99.9%
Risk-free interest rate	3.71% - 4.04%	2.71% - 2.93%	3.57% - 4.04%	1.64% - 2.93%
Dividend yield	—	—	—	—

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

Restricted Stock Units

Restricted stock unit (“RSU”) activity under the Company’s equity incentive plans is set forth below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSUs at December 31, 2022	637,436	$19.29
Granted	396,775	12.17
Vested	(284,321)	14.20
Forfeited	(12,901)	16.28
Unvested RSUs at June 30, 2023	736,989	$18.37

Performance Stock Units

Performance stock unit (“PSU”) activity under the Company’s equity incentive plans is set forth below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested PSUs at December 31, 2022	199,500	$14.59
Granted	—	—
Vested	(114,000)	8.76
Forfeited	—	—
Unvested PSUs at June 30, 2023	85,500	$23.57

The terms of the PSUs provide for 100% of shares to be earned based on the achievement of certain pre-determined performance objectives, subject to the participant’s continued employment. The PSUs will vest, if at all, upon certification by the Compensation Committee of the actual achievement of the related performance objectives, subject to specified change of control exceptions.

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

During the three and six months ended June 30, 2023, the Compensation Committee certified the actual achievement of performance objectives related to certain PSUs. As a result, recipients earned a total of 114,000 shares of common stock. The total fair market value of PSUs on vest date during the three and six months ended June 30, 2023 was $3.0 million.

The total grant date fair value of unvested PSUs outstanding as of June 30, 2023 was $2.0 million. As of June 30, 2023, the achievement of the related performance objectives was deemed not probable and, accordingly, no stock-based compensation for unvested PSUs has been recognized as expense as of June 30, 2023.

Employee Stock Purchase Plan

The Company’s 2016 Employee Stock Purchase Plan (“2016 ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period. During the six months ended June 30, 2023, a total of 68,605 shares of common stock were issued under the 2016 ESPP, and 1,486,685 shares of common stock remained available for issuance as of June 30, 2023.

Stock-Based Compensation

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development	$4,809	$4,106	$9,391	$7,432
General and administrative	3,534	2,699	6,536	5,308
Total stock-based compensation expense	$8,343	$6,805	$15,927	$12,740

As of June 30, 2023, total unrecognized stock-based compensation expense was approximately $60.7 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years.

Note 9. Net Loss per Share

As the Company had net losses for the three and six months ended June 30, 2023 and 2022, all potential weighted average dilutive common shares were determined to be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(38,460)	$(41,037)	$(72,185)	$(61,967)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	56,775,742	49,049,902	53,691,965	48,902,047
Net loss per share, basic and diluted	$(0.68)	$(0.84)	$(1.34)	$(1.27)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share computations for the periods presented because their inclusion would be anti-dilutive:

	June 30,
	2023	2022
Options to purchase common stock	8,124,809	6,825,121
Common stock warrants	2,750,000	2,750,000
Restricted stock units	736,989	766,090
Performance stock units	85,500	219,000
ESPP shares	24,998	19,103
Total	11,722,296	10,579,314

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

Overview

We are a biopharmaceutical company with peptide-based new chemical entities rusfertide and JNJ-2113 (formerly PN-235) in different stages of development, both derived from our proprietary discovery technology platform. Our clinical programs fall into two broad categories of diseases; (i) hematology and blood disorders, and (ii) inflammatory and immunomodulatory diseases.

Our Product Pipeline

Rusfertide

Our most advanced clinical asset, rusfertide (generic name for PTG-300), is an injectable hepcidin mimetic in development for the potential treatment of erythrocytosis, iron overload and other blood disorders and is wholly owned. Hepcidin is a key hormone in regulating iron equilibrium and is critical to the proper development of red blood cells. Rusfertide mimics the effect of the natural hormone hepcidin, but with greater potency, solubility and stability. Data from our rusfertide Phase 2 clinical trials presented at medical conferences in 2021 and 2022 provided evidence regarding the potential of rusfertide for managing hematocrit, reducing thrombotic risk and improving iron deficiency symptoms. Rusfertide has a unique mechanism of action in the potential treatment of the blood disorder polycythemia vera (“PV”), which may enable it to specifically decrease and maintain hematocrit levels within the range of recommended clinical guidelines without causing the iron deficiency that can occur with frequent phlebotomy. Our rusfertide Phase 2 clinical trials include the following:

●	REVIVE, a Phase 2 proof of concept (“POC”) trial, was initiated in the fourth quarter of 2019. We completed enrollment of patients in the first quarter of 2022 and 70 patients were enrolled through the end of the randomized withdrawal portion of the trial, which was completed during the first quarter of 2023 and will continue in open label extension.

●	PACIFIC, another Phase 2 trial for rusfertide for patients diagnosed with PV and with routinely elevated hematocrit levels (>48%), was initiated during the first quarter of 2021, and the 52-week trial was completed during the second quarter of 2023.

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

Data from the REVIVE trial presented at the European Hematology Association Congress in June 2023 suggested that rusfertide treatment results in highly statistically significant reduction in the need for therapeutic phlebotomy in phlebotomy-dependent patients, leading to rapid, sustained and durable control of hematocrit levels below 45%. Rusfertide was well tolerated, with localized injection site reactions comprising the majority of adverse events.

VERIFY, a global double-blind, placebo-controlled Phase 3 clinical trial of rusfertide in PV for approximately 250 patients, was initiated in the first quarter of 2022. Significant efforts have been taken toward the goal of full enrollment and a high degree of interest has been observed from physicians and patient communities. We expect enrollment completion in the first quarter of 2024.

JNJ-2113 (formerly PN-235)

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

In February 2022, Janssen initiated FRONTIER1, a 255-patient Phase 2b clinical trial of JNJ-2113 in moderate-to-severe plaque psoriasis, which was completed in December 2022. FRONTIER1 was a randomized, multicenter, double-blind, placebo-controlled study that evaluated three once-daily dosages and two twice-daily dosages of JNJ-2113 taken orally. The primary endpoint of the trial was the proportion of patients achieving PASI-75 (a 75% improvement in skin lesions as measured by the Psoriasis Area and Severity Index (“PASI”) at 16 weeks. In July 2023, we announced updated positive topline results from the trial, which were presented at the World Congress of Dermatology in Singapore. JNJ-2113 achieved the study’s primary and secondary efficacy endpoints. A statistically significant greater proportion of patients who received JNJ-2113 achieved PASI-75 as well as PASI-90 and PASI-100

(90% and 100% improvement, respectively, in skin lesions as measured by the PASI) responses compared to placebo at Week 16 in all five of the trial’s treatment groups. A clear dose response was observed across an eight-fold dose range. Treatment was well tolerated, with no meaningful difference in frequency of adverse events across treatment groups versus placebo. Janssen has announced their plans to initiate a Phase 3 registrational study in JNJ-2113 moderate-severe plaque psoriasis for adult patients on the strength of the FRONTIER1 data. Advancement of JNJ-2113 into a Phase 3 study and meeting the primary endpoint in that study would qualify us for milestone payments of $50.0 million and $115.0 million, respectively. The filing of a New Drug Application (“NDA”) for JNJ-2113 with the U.S. Food and Drug Administration would qualify us for a milestone payment of $35.0 million, and approval of the NDA by the FDA would qualify us for a milestone payment of $50.0 million, respectively.

Other Phase 2 studies of JNJ-2113 that Janssen has initiated include the SUMMIT study of JNJ-2113 for the treatment of moderate-to-severe plaque psoriasis, which was completed in the second quarter of 2023, and FRONTIER 2, a long-term extension study. Janssen has announced their plans to initiate a separate Phase 2b trial of JNJ-2113 in ulcerative colitis (“UC”), a second indication. Advancement of JNJ-2113 into a Phase 2 and a Phase 3 study in a second indication would qualify us for milestone payments of $10.0 million and $15.0 million, respectively.

We remain eligible for up to approximately $855.0 million in future development and sales milestone payments, inclusive of those discussed above, in addition to the $112.5 million in nonrefundable payments from Janssen already received to date. We also remain eligible to receive upward tiering royalties on net product sales at percentages ranging from six percent to ten percent, with ten percent being the royalty rate for over $4.0 billion in net sales.

PN-943

PN-943 is a wholly owned, investigational, orally delivered, gut-restricted alpha 4 beta 7 specific integrin antagonist for IBD. We completed a Phase 2 trial of PN-943 in patients with moderate to severe UC in early 2023. We do not intend to dedicate further internal resources to clinical development or contract manufacturing activities for our PN-943 clinical program.

Discovery Platform

Our clinical assets are all derived from our proprietary discovery platform. Our platform enables us to engineer novel, structurally constrained peptides that are designed to retain key advantages of both orally delivered small molecules and injectable antibody drugs in an effort to overcome many of their limitations as therapeutic agents. Importantly, constrained peptides can be designed to potentially alleviate the fundamental instability inherent in traditional peptides to allow different delivery forms, such as oral, subcutaneous, intravenous, and rectal. We continue to use our peptide technology platform to discover product candidates against targets in disease areas with significant unmet medical needs, including hematology and immunology. For example, we have a pre-clinical stage program to identify an orally active hepcidin mimetic, which we believe will be complementary to the injectable rusfertide for offering the best treatment options for PV, hereditary hemochromatosis and other potential erythropoietic and iron imbalance disorders.

Business Update

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been impacted by the COVID-19 pandemic, domestic and global monetary and fiscal policy, geopolitical instability, including the ongoing military conflict between Russia and Ukraine and rising tensions between China and Taiwan, a recessionary environment, historically high domestic and global inflation and failures of banking and other financial institutions. We have experienced delays in our existing and planned clinical trials due to worldwide impacts related to the COVID-19 pandemic, and our future results of operations and liquidity could be adversely impacted by outbreaks of disease, epidemics and pandemics, including further delays in existing and planned clinical trials, continued difficulty in recruiting patients for these clinical trials, delays in manufacturing and collaboration activities and supply chain disruptions. The conflict in Ukraine has exacerbated market disruptions, including significant volatility in commodity prices, as well as supply chain interruptions, and has contributed to record inflation globally. The U.S. Federal Reserve and other central banks may be unable to contain inflation through more restrictive monetary policy and inflation may increase or continue for a prolonged period of time. Inflationary factors, such as increases in the cost of clinical supplies, interest rates, overhead costs and transportation costs may adversely affect our operating results. Also, the failure of Silicon Valley Bank and other regional banks in the United States during the first half of 2023 has given rise to uncertainty in the security of amounts in deposit accounts uninsured by the Federal Deposit Insurance Corporation. We continue to monitor these events and the potential impact on our business. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may be adversely affected in the future due to domestic and global monetary and fiscal policy, supply chain constraints, consequences associated with the ongoing conflict between Russia and Ukraine, and such factors may lead to increases in the cost of manufacturing our product candidates and delays in initiating trials.

Operations

We have incurred net losses in each year since inception and we do not anticipate achieving sustained profitability in the foreseeable future. Our net loss was $38.5 million and $72.2 million for the three and six months ended June 30, 2023, respectively. Our net loss was $41.0 million and $62.0 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $608.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research and development expenses and other expenses related to our ongoing operations, product development, and pre-commercialization activities. As a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approval for, our product candidates.

Janssen License and Collaboration Agreement

On July 27, 2021, we entered into an Amended and Restated License and Collaboration Agreement (the “Restated Agreement”) with Janssen Biotech, Inc., a Pennsylvania corporation (“Janssen”), which amended and restated the License and Collaboration Agreement, effective July 13, 2017, by and between us and Janssen (the “Original Agreement”), as amended by the first amendment, effective May 7, 2019 (the “First Amendment”). Prior to January 1, 2023, Janssen was a related party to us as Johnson & Johnson Innovation - JJDC, Inc. was a significant (greater than 5%) stockholder of the Company, and both companies are subsidiaries of Johnson & Johnson. Upon the effectiveness of the Original Agreement, we received a non-refundable, upfront cash payment of $50.0 million from Janssen. Upon the effectiveness of the First Amendment, we received a $25.0 million payment from Janssen in 2019. In the first quarter of 2020, we received a $5.0 million payment triggered by the successful nomination of a second-generation IL-23R antagonist development compound. In the fourth quarter of 2021, we received a $7.5 million milestone payment from Janssen triggered by completion of the data collection for JNJ-2113 Phase 1 activities. In the second quarter of 2022, we received a $25.0 million milestone payment in connection with the dosing of a third patient in FRONTIER1 during the first quarter of 2022. See Note 3 to the condensed consolidated financial statements included elsewhere in this report for additional information.

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

There have been no material changes to our critical accounting policies during the three and six months ended June 30, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for the year ended December 31, 2022 filed with the SEC on March 15, 2023.

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

We expect our second half 2023 research and development expenses to remain relatively flat as compared to the first half of 2023 as we continue to focus our resources toward progressing our rusfertide program into later stage clinical trials and preparing for commercialization. We do not intend to dedicate further internal resources to clinical development or contract manufacturing activities for our PN-943 clinical program. The process of conducting research, identifying potential product candidates and conducting pre-clinical and clinical trials necessary to obtain regulatory approval and commencing pre-commercialization activities is costly and time intensive. We may never succeed in achieving marketing approval for our product candidates regardless of our costs and efforts. The probability of success of our product candidates may be affected by numerous factors, including pre-clinical data, clinical data, competition, manufacturing capability, our cost of goods to be sold, our ability to receive, and the timing of, regulatory approvals, market conditions, and our ability to successfully commercialize our products if they are approved for marketing. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. Our research and development programs are subject to change from time to time as we evaluate our priorities and available resources.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

	Three Months Ended
	June 30,		Dollar	%
	2023	2022	Change	Change

	(Dollars in thousands)
License and collaboration revenue	$—	$859	$(859)	(100)
Operating expenses:
Research and development (1)	33,182	34,611	(1,429)	(4)
General and administrative (2)	9,172	7,691	1,481	19
Total operating expenses	42,354	42,302	52	-
Loss from operations	(42,354)	(41,443)	(911)	2
Interest income	3,913	484	3,429	*
Other expense, net	(19)	(78)	59	(76)
Net loss	$(38,460)	$(41,037)	$2,577	(6)

*Percentage not meaningful

(1)	Includes $4.8 million and $4.1 million of non-cash stock-based compensation expense for the three months ended June 30, 2023 and 2022, respectively.
(2)	Includes $3.5 million and $2.7 million of non-cash stock-based compensation expense for the three months ended June 30, 2023 and 2022, respectively.

License and Collaboration Revenue

License and collaboration revenue decreased $0.9 million, or 100%, from $0.9 million for the three months ended June 30, 2022 to zero for the three months ended June 30, 2023. License and collaboration revenue for three months ended June 30, 2022 was primarily related to the transaction price recognized under the Restated Agreement based on proportional performance. We completed our performance obligation pursuant to the collaboration as of June 30, 2022.

Research and Development Expenses

	Three Months Ended
	June 30,		Dollar	%
	2023	2022	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide (PTG-300)	$27,851	$14,173	$13,678	97
Clinical and development expense — PN-943	235	13,619	(13,384)	(98)
Clinical and development expense — JNJ-2113 (PN-235)	9	14	(5)	(36)
Clinical and development expense — PN-232	1	377	(376)	(100)
Clinical and development expense — PTG-200	(12)	—	(12)	*
Clinical and development expense — PTG-100	(8)	196	(204)	(104)
Pre-clinical and drug discovery research expense	5,106	6,232	(1,126)	(18)
Total research and development expenses	$33,182	$34,611	$(1,429)	(4)

*Percentage not meaningful

Research and development expenses decreased $1.4 million, or 4%, from $34.6 million for the three months ended June 30, 2022 to $33.2 million for the three months ended June 30, 2023. The decrease was primarily due to (i) a decrease of $13.4 million in expenses for the PN-943 program where further development work was de-prioritized to optimize and focus resources toward the rusfertide program in PV, and (ii) a decrease of $1.1 million in expenses related to pre-clinical and drug discovery research expense, partially offset by (iii) an increase of $13.7 million in rusfertide clinical and contract manufacturing expenses primarily for the Phase 3 VERIFY clinical trial.

We had 81 and 101 full-time equivalent research and development employees as of June 30, 2023 and 2022, respectively. Research and development personnel-related expenses for the three months ended June 30, 2023 increased by $0.5 million as compared to the three months ended June 30, 2022 due primarily to an increase in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased $1.5 million, or 19%, from $7.7 million for the three months ended June 30, 2022 to $9.2 million for the three months ended June 30, 2023 primarily due to increases in payroll and stock-based compensation and general expenses. The increase in personnel expenses was primarily due to an increase in stock-based compensation expense.

We had 25 and 26 full-time equivalent general and administrative employees as of June 30, 2023 and 2022, respectively.

Interest Income

Interest income increased $3.4 million from $0.5 million for the three months ended June 30, 2022 to $3.9 million for the three months ended June 30, 2023. This increase was due primarily to higher invested balances as well as higher yields on invested balances during a period of increasing interest rates compared to the prior year period.

Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended
	June 30,		Dollar	%
	2023	2022	Change	Change

	(Dollars in thousands)
License and collaboration revenue	$—	$26,581	$(26,581)	(100)
Operating expenses:
Research and development (1)	60,598	70,929	(10,331)	(15)
General and administrative (2)	17,777	18,206	(429)	(2)
Total operating expenses	78,375	89,135	(10,760)	(12)
Loss from operations	(78,375)	(62,554)	(15,821)	25
Interest income	6,404	652	5,752	*
Other expense, net	(214)	(65)	(149)	229
Net loss	$(72,185)	$(61,967)	$(10,218)	16

*Percentage not meaningful

(1)	Includes $9.4 million and $7.4 million of non-cash stock-based compensation expense for the six months ended June 30, 2023 and 2022, respectively.
(2)	Includes $6.5 million and $5.3 million of non-cash stock-based compensation expense for the six months ended June 30, 2023 and 2022, respectively.

License and Collaboration Revenue

License and collaboration revenue decreased $26.6 million, or 100%, from $26.6 million for the six months ended June 30, 2022 to zero for the six months ended June 30, 2023. License and collaboration revenue for the six months ended June 30, 2022 included a $25.0 million milestone payment we earned following the dosing of the third patient in the FRONTIER 1 clinical trial for JNJ-2113. We completed our performance obligation pursuant to the collaboration as of June 30, 2022.

Research and Development Expenses

	Six Months Ended
	June 30,		Dollar	%
	2023	2022	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide (PTG-300)	$49,482	$27,550	$21,932	80
Clinical and development expense — PN-943	1,194	29,360	(28,166)	(96)
Clinical and development expense — JNJ-2113 (PN-235)	54	235	(181)	(77)
Clinical and development expense — PN-232	2	445	(443)	(100)
Clinical and development expense — PTG-200	(1)	(6)	5	(83)
Clinical and development expense — PTG-100	(14)	386	(400)	(104)
Preclinical and drug discovery research expense	9,881	12,959	(3,078)	(24)
Total research and development expenses	$60,598	$70,929	$(10,331)	(15)

Research and development expenses decreased $10.3 million, or 15%, from $70.9 million for the six months ended June 30, 2022 to $60.6 million for the six months ended June 30, 2023. The decrease was primarily due to (i) a decrease of $28.2 million in expenses for the PN-943 program where further development work was de-prioritized to optimize and focus resources toward the rusfertide program in PV, and (ii) a decrease of $3.1 million in expenses related to pre-clinical and drug discovery research expense, partially offset by (iii) an increase of $21.9 million in rusfertide clinical and contract manufacturing expenses primarily for the Phase 3 VERIFY clinical trial.

We had 81 and 101 full-time equivalent research and development employees as of June 30, 2023 and 2022, respectively. Research and development personnel-related expenses for the six months ended June 30, 2023 increased by $1.2 million as compared to the six months ended June 30, 2022 due to an increase of $2.0 million in stock-based compensation expense, partially offset by a decrease of $0.8 million in other personnel-related expenses.

General and Administrative Expenses

General and administrative expenses decreased $0.4 million, or 2%, from $18.2 million for the six months ended June 30, 2022 to $17.8 million for the six months ended June 30, 2023 due primarily to one-time costs incurred during the first quarter of 2022, partially offset by an increase in stock-based compensation expense during the current year period.

We had 25 and 26 full-time equivalent general and administrative employees as of June 30, 2023 and 2022, respectively.

Interest Income

Interest income increased $5.7 million from $0.7 million for the six months ended June 30, 2022 to $6.4 million for the six months ended June 30, 2023. This increase was due primarily to higher invested balances as well as higher yields on invested balances during a period of increasing interest rates compared to the prior year period.

Liquidity and Capital Resources

Sources of Liquidity

Historically, we have funded our operations primarily from net proceeds from the sale of shares of our common stock and the receipt of payments under collaboration agreements.

In April 2023, we completed an underwritten public offering of 5,000,000 shares of our common stock at a public offering price of $20.00 per share and issued an additional 750,000 shares of common stock at a price of $20.00 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs paid by us, were approximately $107.8 million.

In August 2022, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”), pursuant to which we may offer and sell up to $100.0 million of shares of our common stock from time to time in “at-the-market” offerings (the “2022 ATM Facility”). There were no sales under the 2022 ATM Facility during the year ended December 31, 2022. During the three months ended March 31, 2023, we sold 1,749,199 shares of our common stock under the 2022 ATM Facility for net proceeds of $24.3 million, after deducting issuance costs. There were no sales of our common stock under the 2022 ATM Facility during the three months ended June 30, 2023.

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

We have received $112.5 million in non-refundable payments from Janssen since the inception of the Restated Agreement in 2017 through the date of this report as follows:

●	Upon effectiveness of the Original Agreement, we received a non-refundable, upfront cash payment of $50.0 million from Janssen;
●	Upon effectiveness of the First Amendment, we became eligible to receive a $25.0 million payment from Janssen, which was received during the second quarter of 2019;
●	In December 2019, we became eligible to receive a $5.0 million payment triggered by the successful nomination of a second-generation development compound, which was received during the first quarter of 2020;
●	In October 2021, we became eligible to receive a $7.5 million milestone payment triggered by completion of the data collection for JNJ-2113 (formerly PN-235) Phase 1 activities, which was received during the fourth quarter of 2021; and
●	In March 2022, we became eligible to receive a $25.0 million milestone payment in connection with the dosing of the third patient in the Phase 2b clinical trial of JNJ-2113 in moderate-to-severe plaque psoriasis during the first quarter of 2022, which was received during the second quarter of 2022.

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

Pursuant to the Restated Agreement, we may be eligible to receive clinical development, regulatory and sales milestones, if and when achieved. Upcoming potential development milestones for second-generation products include:

●	$50.0 million upon the dosing of the third patient in a Phase 3 clinical trial for a second-generation compound for any indication;
●	$115.0 million upon a Phase 3 clinical trial for a second-generation compound for any indication meeting its primary clinical endpoint;
●	$35.0 million upon the filing of a New Drug Application (“NDA”) for a second-generation compound with the U.S. Food and Drug Administration (the “FDA”);

●	$50.0 million upon FDA approval of an NDA for a second-generation compound;
●	$10.0 million upon the dosing of the third patient in the first Phase 2 clinical trial for any second-generation compound for a second indication (i.e., an indication different than the indication which triggered the $25.0 million milestone received during the second quarter of 2022 described above); and
●	$15.0 million upon the dosing of the third patient in a Phase 3 clinical trial for a second-generation compound for a second indication.

Capital Requirements

As of June 30, 2023, we had $313.4 million of cash, cash equivalents and marketable securities and an accumulated deficit of $608.9 million. Our capital expenditures were $0.2 million and $0.8 million for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively. Our primary uses of cash are to fund our operating expenses, including our research and development expenditures, general and administrative costs and pre- commercialization costs. Cash used in operating activities is impacted by the timing of when we pay these expenses. As of the date of this filing, we believe, based on our current operating plan and assumptions, that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect if, for instance, our planned pre-clinical and clinical trials are successful or expanded, our product candidates enter new and more advanced stages of clinical development, we experience significant delays or difficulties in commencing, enrolling or completing clinical studies, our newer product clinical trials advance beyond the discovery stage or various other factors. We expect that our cash burn will be lower in 2023 due to our annual research and development expenses decreasing in the near term as we continue to focus our resources toward progressing our rusfertide program into later stage clinical trials and preparing for commercialization. We do not intend to dedicate further internal resources to clinical development or contract manufacturing activities for our PN-943 clinical program.

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

Such additional funding may come from various sources, including raising additional capital, seeking access to debt, and seeking additional collaborative or other arrangements with partners, but such funding may not be available on terms acceptable to us, if at all. As discussed in Part II, Item1A. “Risk Factors”, we are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by domestic and global monetary and fiscal policy, geopolitical instability and banking and other financial institution failures, among other factors. A future recession or market correction, including those due to significant geopolitical or macroeconomic events, could materially affect our business and our access to credit and financial markets.

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

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2023	2022

Condensed Consolidated Statements of Cash Flows Data:	(Dollars in thousands)
Cash used in operating activities	$(60,585)	$(51,301)
Cash provided by investing activities	$35,588	$30,258
Cash provided by financing activities	$134,635	$17,605
Stock-based compensation	$15,927	$12,740

Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2023 was $60.6 million, consisting primarily of our net loss of $72.2 million and a net change of $4.0 million in net operating assets and liabilities, partially offset by certain non-cash items, including $15.9 million of stock-based compensation expense. The $9.3 million increase in cash flow used in operating activities during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to a $10.2 million increase in our net loss and a $2.6 million increase in discount accretion on marketable securities, partially offset by a $3.2 million increase in stock-based compensation expense.

Cash Provided by Investing Activities

Cash provided by investing activities for the six months ended June 30, 2023 was $35.6 million, consisting of proceeds from maturities of marketable securities of $70.0 million, partially offset by purchases of marketable securities of $34.1 million. The $5.3 million increase in cash provided by investing activities for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily related to a decrease of $68.0 million in purchases of marketable securities, partially offset by a $63.0 million decrease in proceeds from maturities of marketable securities.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2023 was $134.6 million, consisting primarily of net cash proceeds of $107.9 million from the April 2023 public offering of our common stock, $24.3 million from sales of our common stock under the 2022 ATM Facility, and $3.2 million in proceeds from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan. The $117.0 million increase in cash provided by financing activities for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to a $117.6 million increase in net cash proceeds from the public offerings and ATM sales of our common stock.

Contractual Obligations and Other Commitments

During the three and six months ended June 30, 2023, there were no material changes to our material cash requirements, including commitments for capital expenditures, described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 15, 2023.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our interest-earning investments and inflation risk affecting labor costs and clinical trial costs.

Interest Rate Fluctuation Risk

We had $313.4 million and $237.4 million in cash, cash equivalents and marketable securities at June 30, 2023 and December 31, 2022, respectively. Our cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Marketable securities consist of corporate bonds, commercial paper and government bonds. A portion of our investments are interest-bearing instruments carrying a degree of interest rate risk. However, because our investments are of high-quality credit rating and short term in duration, we believe that our exposure to interest rate risk is not significant and that a hypothetical 100 basis point change in interest rates would not have a significant impact on the total value of our portfolio.

Approximately $1.5 million and $2.5 million of our cash balance was located in Australia at June 30, 2023 and December 31, 2022, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of our expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on our results of operations.

Inflation Fluctuation Risk

The inflationary environment has fluctuated over the period covered by this report. Inflation generally affects us by increasing our costs, such as the cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the three and six months ended June 30, 2023.

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

●	We have no approved products and no historical commercial revenue, which makes it difficult to assess our future prospects and financial results.
●	We are heavily dependent on the success of our product candidates in clinical development.
●	Clinical development is a lengthy and expensive process with an uncertain outcome, and failure can occur at any stage of clinical development.
●	Our product candidates may cause undesirable side effects or have other properties adversely impacting safety that delay or prevent their regulatory approval, restrict their approved labeling, or otherwise limit their commercial opportunity, including being required by an independent data monitoring committee or regulatory authorities to, delay or halt or clinical trials, or if such side effects or adverse events are sufficiently severe or prevalent, order us to suspend or cease altogether further development of our product candidates.
●	We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
●	We have never generated any revenue from product sales and may never be profitable.
●	We expect to require substantial additional funding.
●	Raising additional capital may cause dilution to our existing stockholders.
●	We rely on Janssen to continue the development of product candidates subject to our license and collaboration with Janssen, and to successfully commercialize any resulting products.
●	Our existing or future collaborations with third parties may not be successful.
●	We rely on third parties to conduct our pre-clinical studies and clinical trials and are subject to risks associated with their businesses and performance of their obligations to us.
●	We rely on third-party contract manufacturers to manufacture our drug substance and clinical drug product.
●	If we are ultimately unable to obtain regulatory approval for our product candidates in the United States or other jurisdictions, our business will be substantially harmed.
●	We have no marketing and sales organization and may not be able to effectively market and sell any products or generate product revenue if any of our product candidates are approved for marketing.
●	If we commercialize our product candidates abroad, we will be subject to the risks of doing business outside of the United States.
●	We face significant competition from other biotechnology and pharmaceutical companies.
●	We may face risks to our business arising from outbreaks of disease, epidemics and pandemics, such as the COVID-19 pandemic, including risks to our ongoing and planned clinical trials and pre-clinical and discovery research.

●	Unstable market and economic conditions, including elevated and sustained inflation, may have serious adverse consequences on our business, financial condition and stock price.
●	Our success depends on our ability to attract, retain and motivate qualified executives and other personnel.
●	We may experience difficulties in managing the growth of our organization.
●	We are subject to risks associated with information technology systems or breaches of data security.
●	Any misconduct by our employees, independent contractors, principal investigators, consultants and vendors could have a material adverse effect on our business.
●	Our headquarters is located near known earthquake fault zones.
●	If we are unable to obtain or protect intellectual property rights related to our product candidates and technologies, we may not be able to compete effectively in our markets.
●	We may be involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and ultimately unsuccessful.
●	Patents covering our product candidates could be found invalid or unenforceable.
●	Third party claims of intellectual property infringement may prevent or delay our drug discovery and development efforts.
●	Our stock price has been and will likely continue to be volatile and may decline, regardless of our operating performance.

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

We currently have no product candidates that are approved for commercial sale, and we may never develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our current product candidates and the development of other product candidates. We cannot be certain that our product candidates will receive regulatory approval or, if approved, be successfully commercialized. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of our product candidates will be subject to extensive regulation by the U.S. Food and Drug Administration (the “FDA”) and other regulatory authorities in the United States and other countries. In addition, even if approved, our pricing and reimbursement will be subject to further review and discussions with payors. We are not permitted to market any product candidate in the United States until after approval of a new drug application (“NDA”) from the FDA, or in any foreign countries until approval by corresponding regulatory authorities. We will need to successfully conduct and complete large, extensive clinical trials in the target patient populations to support a potential application for regulatory approval by the FDA or corresponding regulatory authorities. Those trials, such as our ongoing VERIFY Phase 3 trial evaluating rusfertide for the treatment of PV or subsequent late-stage product candidates, may not demonstrate the safety and efficacy of our product candidates to support a marketing approval in the United States or other jurisdictions.

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

For example, our rusfertide clinical studies were subject to a three-week clinical hold by the FDA beginning in September 2021. The clinical hold was triggered by a non-clinical finding in a 26-week rasH2 transgenic mouse model indicating benign and malignant subcutaneous skin tumors. Also, in April 2022, the FDA indicated that it intended to rescind Breakthrough Therapy Designation for rusfertide in PV, and we voluntarily withdrew our request. For additional information, see the risk factor entitled “Our product candidates may cause undesirable side effects or have other properties adversely impacting safety that delay or prevent their regulatory approval, restrict their approved labeling, or otherwise limit their commercial opportunity” below.

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

We have incurred significant operating losses every year since inception and expect to continue to incur operating losses for the foreseeable future. As of June 30, 2023, we had an accumulated deficit of $608.9 million. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development. As a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approvals for, our product candidates.

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

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $313.4 million. Based upon our current operating plan and expected expenditures, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months. However, we expect that we will need to have access to substantial additional funds in the future in order to complete clinical development or commercialize our product candidates to a point where our operations generate net cash inflows.

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

Risks Related to our Reliance on Third Parties

If Janssen does not elect to continue the development of JNJ-2113 (formerly PN-235), our business and business prospects would be adversely affected.

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

We rely on contract manufacturers to manufacture and provide product for us that meets applicable regulatory requirements. We do not currently have, nor do we plan to develop, the infrastructure or capability internally to manufacture our drug supplies and we expect to continue to depend on contract manufacturers for the foreseeable future. As we proceed with the development and potential commercialization of our product candidates, we will need to increase the scale at which the drug is manufactured which will require the development of new manufacturing processes to potentially reduce the cost of goods. We will rely on our internal process research and development efforts and those of contract manufacturers to develop the good manufacturing processes (“GMPs”) required for cost-effective, large-scale production. If we and our contract manufacturers are not successful in converting to commercial-scale manufacturing, then our product costs may not be competitive and the development and/or commercialization of our product candidates would be materially and adversely affected. Moreover, our contract manufacturers are the sole source of supply for our clinical product candidates. If we were to experience an unexpected loss of supply for any reason, whether as a result of manufacturing, supply or storage issues, natural disasters, outbreaks of disease, epidemics and pandemics, such as the COVID-19 pandemic, or otherwise, we could experience delays, disruptions, suspensions or termination of our clinical trial and planned development program, or be required to restart or repeat, any ongoing clinical trials.

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

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials, or our interpretation of the data submitted in support of regulatory approval;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication or that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the results of clinical trials may fail to achieve the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	the data collected from pre-clinical studies and clinical trials of our product candidates may not be sufficient to support the submission of an NDA, supplemental NDA, or other regulatory submissions necessary to obtain regulatory approval;
●	we or our contractors may not meet the GMP and other applicable requirements for manufacturing processes, procedures, documentation and facilities necessary for approval by the FDA or comparable foreign regulatory authorities; and
●	changes to the approval policies or regulations of the FDA or comparable foreign regulatory authorities with respect to our product candidates may result in our clinical data becoming insufficient for approval.

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

Outbreaks of disease, epidemics and pandemics, such as the COVID-19 pandemic, have and could continue to adversely impact our business, including our ongoing and planned clinical trials and pre-clinical and discovery research.

We have experienced delays in our existing and planned clinical trials due to worldwide impacts related to the COVID-19 pandemic, and our future results of operations and liquidity could be adversely impacted by direct and indirect impacts of epidemics and pandemics. We have and could in the future experience additional disruptions or increased expenses that may adversely impact our business, including delays or difficulties in enrolling patients in our ongoing clinical trials and our future clinical trials; delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff, or maintaining ongoing operations at such sites; and delays in manufacturing, receiving the supplies, materials and services needed to conduct clinical trials and pre-clinical research.

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

Our cash held in non-interest-bearing and interest-bearing accounts exceeds the Federal Deposit Insurance Corporation (the “FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. For example, the FDIC took control of Silicon Valley Bank on March 10, 2023. The Federal Reserve subsequently announced that account holders would be made whole. However, the FDIC may not make all account holders whole in the event of future bank failures. In addition, even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed. Any material loss that we may experience in the future or inability for a material time period to access our cash and cash equivalents could have an adverse effect on our ability to pay our operational expenses or make other payments, which could adversely affect our business.

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

As of June 30, 2023, we had 106 full-time equivalent employees, including 81 full-time equivalent employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, scientific, sales, marketing, research, development, regulatory, manufacturing, financial and other resources. In addition, as our operations expand, we expect that we will need to manage relationships with strategic collaborators, CROs, contract manufacturers, suppliers, vendors and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. We may not be successful in accomplishing these tasks in growing our company, and our failure to accomplish any of them could adversely affect our business and operations.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. From January 1, 2023 through June 30, 2023, the reported sale price of our common stock has fluctuated between $10.62 and $30.10 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock, including due to the factors discussed in these “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

PROTAGONIST THERAPEUTICS, INC.

Date: August 3, 2023	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Asif Ali
Asif Ali
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)