Form 10-Q
period 2023-09-30
Protagonist Therapeutics, Inc
filed 2023-11-02
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 27, 2023, there were 57,678,122 shares of the registrant’s Common Stock, par value $0.00001 per share, outstanding.

PROTAGONIST THERAPEUTICS, INC.

FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$230,527	$125,744
Marketable securities	90,224	111,611
Receivable from collaboration partner	—	10
Prepaid expenses and other current assets	4,130	5,712
Total current assets	324,881	243,077
Marketable securities - noncurrent	1,985	—
Property and equipment, net	1,421	1,565
Restricted cash - noncurrent	225	225
Operating lease right-of-use asset	1,504	3,061
Total assets	$330,016	$247,928
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,252	$3,640
Payable to collaboration partner	3	69
Accrued expenses and other payables	24,809	24,955
Operating lease liability - current	1,803	2,515
Total current liabilities	27,867	31,179
Operating lease liability - noncurrent	—	1,141
Total liabilities	27,867	32,320
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 90,000,000 shares authorized; 57,647,476 and 49,339,252 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	—
Additional paid-in capital	945,363	752,722
Accumulated other comprehensive loss	(170)	(359)
Accumulated deficit	(643,045)	(536,755)
Total stockholders’ equity	302,149	215,608
Total liabilities and stockholders’ equity	$330,016	$247,928

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
License and collaboration revenue	$—	$—	$—	$26,581
Operating expenses:
Research and development	30,664	25,402	91,262	96,331
General and administrative	7,662	6,901	25,439	25,107
Total operating expenses	38,326	32,303	116,701	121,438
Loss from operations	(38,326)	(32,303)	(116,701)	(94,857)
Interest income	4,252	1,157	10,656	1,809
Other expense, net	(31)	(86)	(245)	(151)
Net loss	$(34,105)	$(31,232)	$(106,290)	$(93,199)
Net loss per share, basic and diluted	$(0.58)	$(0.64)	$(1.91)	$(1.90)
Weighted-average shares used to compute net loss per share, basic and diluted	59,182,899	49,107,639	55,542,543	48,971,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(34,105)	$(31,232)	$(106,290)	$(93,199)
Other comprehensive loss:
(Loss) gain on translation of foreign operations	—	(79)	194	(193)
Unrealized gain (loss) on marketable securities	28	319	(5)	12
Comprehensive loss	$(34,077)	$(30,992)	$(106,101)	$(93,380)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	(Loss) Gain	Deficit	Equity
Three months ended September 30, 2023	Shares	Amount
Balance at June 30, 2023	57,494,185	$1	$903,205	$(198)	$(608,940)	$294,068
Exercise of Warrants in exchange for issuance of Pre-funded Warrants	—	—	33,813	—	—	33,813
Issuance of common stock upon exercise of Warrants	44,748	—	559	—	—	559
Issuance of common stock under equity incentive and employee stock purchase plans	108,543	—	1,021	—	—	1,021
Stock-based compensation expense	—	—	6,765	—	—	6,765
Other comprehensive gain	—	—	—	28	—	28
Net loss	—	—	—	—	(34,105)	(34,105)
Balance at September 30, 2023	57,647,476	$1	$945,363	$(170)	$(643,045)	$302,149

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	(Loss) Gain	Deficit	Equity
Three months ended September 30, 2022	Shares	Amount
Balance at June 30, 2022	48,683,931	$—	$740,027	$(720)	$(471,329)	$267,978
Issuance of common stock under equity incentive and employee stock purchase plans	114,483	—	680	—	—	680
Issuance of common stock upon exercise of Exchange Warrants	399,997	—	—	—	—	—
Stock-based compensation expense	—	—	5,950	—	—	5,950
Other comprehensive gain	—	—	—	240	—	240
Net loss	—	—	—	—	(31,232)	(31,232)
Balance at September 30, 2022	49,198,411	$—	$746,657	$(480)	$(502,561)	$243,616

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	(Loss) Gain	Deficit	Equity
Nine months ended September 30, 2023	Shares	Amount
Balance at December 31, 2022	49,339,252	$—	$752,722	$(359)	$(536,755)	$215,608
Issuance of common stock pursuant to public offering, net of issuance costs	5,750,000	—	107,790	—	—	107,790
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	1,749,199	1	24,301	—	—	24,302
Exercise of Warrants in exchange for issuance of Pre-funded Warrants	—	—	33,813	—	—	33,813
Issuance of common stock upon exercise of Warrants	44,748	—	559	—	—	559
Issuance of common stock under equity incentive and employee stock purchase plans	796,240	—	4,255	—	—	4,255
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(31,963)	—	(769)	—	—	(769)
Stock-based compensation expense	—	—	22,692	—	—	22,692
Other comprehensive gain	—	—	—	189	—	189
Net loss	—	—	—	—	(106,290)	(106,290)
Balance at September 30, 2023	57,647,476	$1	$945,363	$(170)	$(643,045)	$302,149

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	(Loss) Gain	Deficit	Equity
Nine months ended September 30, 2022	Shares	Amount
Balance at December 31, 2021	47,838,330	$—	$709,682	$(299)	$(409,362)	$300,021
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	422,367	—	14,553	—	—	14,553
Issuance of common stock under equity incentive and employee stock purchase plans	545,443	—	3,895	—	—	3,895
Issuance of common stock upon exercise of Exchange Warrants	399,997	—	—	—	—	—
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(7,726)	—	(188)	—	—	(188)
Stock-based compensation expense	—	—	18,690	—	—	18,690
Issuance costs related to prior period common stock offering	—	—	25	—	—	25
Other comprehensive loss	—	—	—	(181)	—	(181)
Net loss	—	—	—	—	(93,199)	(93,199)
Balance at September 30, 2022	49,198,411	$—	$746,657	$(480)	$(502,561)	$243,616

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(106,290)	$(93,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	22,692	18,690
Operating lease right-of-use asset amortization	1,751	1,751
(Accretion) amortization of discount/premium on marketable securities	(3,221)	365
Depreciation	729	778
Other	194	—
Changes in operating assets and liabilities:
Research and development tax incentive receivable	—	2,719
Receivable from collaboration partner	10	1,441
Prepaid expenses and other assets	1,582	413
Accounts payable	(2,271)	3,121
Payable to collaboration partner	(66)	(867)
Accrued expenses and other payables	(259)	(8,127)
Deferred revenue	—	(1,601)
Operating lease liability	(2,047)	(1,986)
Net cash used in operating activities	(87,196)	(76,502)
Cash Flows from Investing Activities
Purchase of marketable securities	(93,077)	(134,279)
Proceeds from maturities of marketable securities	115,696	222,537
Purchases of property and equipment	(590)	(725)
Net cash provided by investing activities	22,029	87,533
Cash Flows from Financing Activities
Proceeds from public offering of common stock, net of issuance costs	107,790	—
Proceeds from at-the-market offering, net of issuance costs	24,302	14,553
Proceeds from exercise of Warrants in exchange for issuance of Pre-funded Warrants	33,813	—
Proceeds from issuance of common stock upon exercise of Warrants	559	—
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	4,255	3,895
Tax withholding payments related to net settlement of restricted stock units	(769)	(188)
Issuance costs related to prior period common stock offering	—	25
Net cash provided by financing activities	169,950	18,285
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(165)
Net increase in cash, cash equivalents and restricted cash	104,783	29,151
Cash, cash equivalents and restricted cash, beginning of period	125,969	123,890
Cash, cash equivalents and restricted cash, end of period	$230,752	$153,041
Supplemental Disclosure of Non-Cash Financing and Investing Information:
Purchases of property and equipment in accounts payable and accrued liabilities	$3	$61

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.Organization and Description of Business

Protagonist Therapeutics, Inc. (the “Company”) is headquartered in Newark, California. The Company is a biopharmaceutical company with peptide-based new chemical entities rusfertide and JNJ-2113 (formerly PN-235) in advanced stages of clinical development, both derived from the Company’s proprietary technology platform. The Company’s clinical programs fall into two broad categories of diseases; (i) hematology and blood disorders, and (ii) inflammatory and immunomodulatory diseases. The Company has one wholly-owned subsidiary, Protagonist Pty Limited (“Protagonist Australia”), located in Brisbane, Queensland, Australia.

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

Liquidity

As of September 30, 2023, the Company had cash, cash equivalents and marketable securities of $322.7 million. The Company has incurred net losses from operations since inception and had an accumulated deficit of $643.0 million as of September 30, 2023. The Company’s ultimate success depends upon the outcome of its research and development and collaboration activities. The Company expects to incur additional losses in the future and anticipates the need to raise additional capital to continue to execute its long-range business plan. Since the Company’s initial public offering in August 2016, it has financed its operations primarily through proceeds from offerings of common stock and payments received under license and collaboration agreements.

Risks and Uncertainties

The Company is currently operating in a period of economic uncertainty and capital markets disruption, which has been impacted by the direct and indirect effects of the COVID-19 pandemic (“COVID-19”), domestic and global monetary and fiscal policy, geopolitical instability, including ongoing military conflicts between Russia and Ukraine and in Israel and surrounding areas, rising tensions between China and Taiwan, a recessionary environment, historically high domestic and global inflation, the potential impact of a U.S. government shutdown, and instability in banks and other financial institutions. The Company has experienced delays in its existing and planned clinical trials due to worldwide impacts related to COVID-19, and its future results of operations and liquidity could be adversely impacted by outbreaks of disease, epidemics and pandemics, including further delays in existing and planned clinical trials, difficulty in recruiting patients for these clinical trials, delays in manufacturing and collaboration activities and supply chain disruptions. The conflict in Ukraine has exacerbated market disruptions, including significant volatility in commodity prices as well as supply chain interruptions, and has contributed to record inflation globally. The U.S. Federal Reserve and other central banks may be unable to contain inflation through more restrictive monetary policy and inflation may increase or continue for a prolonged period of time. Inflationary factors, such as increases in the cost of clinical supplies, interest rates, overhead costs and transportation costs may adversely affect the Company’s operating results. In addition, the failure of Silicon Valley Bank and other regional banks in the United States during the first half of 2023 has given rise to uncertainty in the security of amounts in deposit accounts uninsured by the Federal Deposit Insurance Corporation. The Company continues to monitor these events and the potential impact on its business. Although the Company does not believe that inflation has had a material impact on its financial position or results of operations to date, it may be adversely affected in the future due to global monetary and fiscal policy, macroeconomic factors, supply chain constraints, the ongoing conflicts between Russia and Ukraine and in Israel and surrounding areas and other factors, and such factors may lead to increases in the cost of manufacturing for and delays in the initiation of studies in the Company’s product candidates.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the condensed consolidated balance sheet as of September 30, 2023 has been derived from the Company’s unaudited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s condensed consolidated financial statements. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future period.

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

There has been uncertainty and disruption in the global economy and financial markets due to a number of factors, including the direct and indirect effects of COVID-19, geopolitical instability, inflationary pressures and domestic and global monetary and fiscal policy. The Company has taken into consideration any known impacts in its accounting estimates to date and is not aware of any additional specific events or circumstances that would require any additional updates to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the issuance of this report. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Cash as Reported in Condensed Consolidated Statements of Cash Flows

Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as presented on the condensed consolidated balance sheets.

Cash as reported in the condensed consolidated statements of cash flows consists of (in thousands):

	September 30,
	2023	2022
Cash and cash equivalents	$230,527	$152,816
Restricted cash – noncurrent	225	225
Total cash reported on condensed consolidated statements of cash flows	$230,752	$153,041

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

Pursuant to Accounting Standard Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), the Company has elected to exclude accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities for the purposes of identifying and measuring an impairment. The Company writes off accrued interest as a reduction of interest income when an issuer has defaulted on interest payments due on a security.

Stock-Based Compensation Expense

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

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development	$3,780	$3,858	$13,171	$11,290
General and administrative	2,985	2,092	9,521	7,400
Total stock-based compensation expense	$6,765	$5,950	$22,692	$18,690

Significant Accounting Policies

Other than the change in Protagonist Australia functional currency from the Australian dollar to the U.S. dollar effective January 1, 2023 and the investment impairment policy, as discussed above, there have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2023 as compared to those disclosed in Note 2. Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standard Board (“FASB”) issued ASU 2016-13. The guidance requires measurement and recognition of expected credit losses for financial assets at the time financial assets are initially recognized in the financial statements. The measurement of expected credit losses is based on historical credit loss information as well as current and future economic factors. ASU 2016-13 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of credit loss or other factors. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326): Effective Dates, which delayed the mandatory effective date of ASU 2016-13 for smaller reporting companies. The Company adopted ASU 2016-13 effective January 1, 2023. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

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

No license and collaboration revenue was recognized for the three and nine months ended September 30, 2023 because the Company completed its performance obligation under the collaboration as of June 30, 2022. For the three and nine months ended September 30, 2022, the Company recognized license and collaboration revenue of zero and $26.6 million, respectively. License and collaboration revenue for the nine months ended September 30, 2022 was primarily related to the transaction price recognized under the Restated Agreement based on proportional performance.

The following tables present changes in the Company’s contract assets and liabilities during the periods presented (in thousands):

	Balance at			Balance at
	Beginning of			End of
Nine Months Ended September 30, 2023	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner	$10	$41	(51)	$—
Contract liabilities:
Payable to collaboration partner	$69	$11	(77)	$3

	Balance at			Balance at
	Beginning of			End of
Nine Months Ended September 30, 2022	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner	$1,566	$25,165	$(26,606)	$125
Contract liabilities:
Deferred revenue	$1,601	$25,757	$(27,358)	$—
Payable to collaboration partner	$899	$52	$(919)	$32

During the three and nine months ended September 30, 2022, the Company recognized revenue of zero and $0.9 million from amounts included in the deferred revenue contract liability balance at the beginning of each period. None of the costs to obtain or fulfill the contract were capitalized.

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

The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$70,470	$—	$—	$70,470
Certificates of deposit	—	4,799	—	4,799
Commercial paper	—	132,226	—	132,226
Corporate debt securities	—	1,980	—	1,980
U.S. Treasury and agency securities	—	108,786	—	108,786
Total financial assets	$70,470	$247,791	$—	$318,261

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$54,292	$—	$—	$54,292
Commercial paper	—	110,227	—	110,227
Corporate debt securities	—	10,741	—	10,741
U.S. Treasury and agency securities		57,242	—	57,242
Total financial assets	$54,292	$178,210	$—	$232,502

The Company’s certificates of deposit, commercial paper, corporate debt securities, and U.S. Treasury and agency securities, including U.S. Treasury bills, are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques, for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

The carrying amount of the Company’s remaining financial assets and liabilities, including cash, receivables and payables, approximates their fair value due to their short-term nature.

Note 5. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following (in thousands):

	September 30, 2023
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$70,470	$—	$—	$70,470
Certificates of deposit	4,798	1	—	4,799
Commercial paper	132,275	—	(49)	132,226
Corporate debt securities	1,982	—	(2)	1,980
U.S. Treasury and agency securities	108,794	9	(17)	108,786
Total cash equivalents and marketable securities	$318,319	$10	$(68)	$318,261
Classified as:
Cash equivalents				$226,052
Marketable securities				90,224
Marketable securities - noncurrent				1,985
Total cash equivalents and marketable securities				$318,261

	December 31, 2022
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$54,292	$—	$—	$54,292
Commercial paper	110,257	—	(30)	110,227
Corporate debt securities	10,756	—	(15)	10,741
U.S. Treasury and agency securities	57,251	27	(36)	57,242
Total cash equivalents and marketable securities	$232,556	$27	$(81)	$232,502
Classified as:
Cash equivalents				$120,891
Marketable securities				111,611
Total cash equivalents and marketable securities				$232,502

Marketable securities of $90.2 million and $111.6 million held at September 30, 2023 and December 31, 2022, respectively, had contractual maturities of less than one year. Marketable securities – noncurrent of $2.0 million held at September 30, 2023 had contractual maturities of at least one year but less than two years. The Company did not hold any marketable securities – noncurrent at December 31, 2022. The Company does not intend to sell its securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be at maturity. There were no material realized gains or realized losses on marketable securities for the periods presented. The Company evaluated securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors and determined that there were no credit-related losses to be recognized as of September 30, 2023.

Note 6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid insurance	$1,871	$1,417
Prepaid clinical and research related expenses	578	2,746
Prepaid licenses	410	489
Other prepaid expenses	1,206	1,018
Other receivable	65	42
Prepaid expenses and other current assets	$4,130	$5,712

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Laboratory equipment	$5,281	$4,817
Furniture and computer equipment	1,123	1,089
Leasehold improvements	963	913
Total property and equipment	7,367	6,819
Accumulated depreciation	(5,946)	(5,254)
Property and equipment, net	$1,421	$1,565

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued clinical and research related expenses	$19,666	$19,109
Accrued employee related expenses	4,528	4,967
Accrued professional service fees	471	464
Other	144	415
Total accrued expenses and other payables	$24,809	$24,955

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

In August 2022, the Company entered into an Open Market Sale AgreementSM  (the “Sales Agreement”), pursuant to which the Company may offer and sell up to $100.0 million shares of common stock from time to time in “at-the-market” offerings (the “2022 ATM Facility”). There were no sales of the Company’s common stock under the 2022 ATM Facility during the year ended December 31, 2022. During the three months ended March 31, 2023, the

Company sold 1,749,199 shares of its common stock under the 2022 ATM Facility for net proceeds of $24.3 million, after deducting issuance costs. There were no sales of the Company’s common stock under the 2022 ATM Facility during the three months ended June 30, 2023 and September 30, 2023.

In November 2019, the Company entered into an Open Market Sale Agreement (the “Prior Sales Agreement”), pursuant to which the Company could offer and sell up to $75.0 million of shares of common stock from time to time in “at-the-market” offerings (the “2019 ATM Facility”). During the year ended December 31, 2022, the Company sold 422,367 shares of its common stock under the 2019 ATM Facility for net proceeds of $14.6 million, after deducting issuance costs. The Prior Sales Agreement was terminated in connection with and replaced by the Sales Agreement in August 2022.

In August 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which the Company sold an aggregate of 2,750,000 shares of its common stock at a price of $8.00 per share, for aggregate net proceeds of $21.7 million, after deducting offering expenses payable by the Company. In a concurrent private placement, the Company issued the Investors warrants to purchase an aggregate of 2,750,000 shares of its common stock (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant was exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of the Company’s common stock had an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of the Company’s common stock had an exercise price of $15.00 per share. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) were subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the Warrants were exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, the Company granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. The common stock and Warrants were classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and the net proceeds from the transaction were recorded as a credit to additional paid-in capital.

In August 2023, prior to the expiration of the Warrants, the Company entered into certain agreements with the Investors and their affiliates under which the Company agreed to allow the Warrants to be exercised in exchange for pre-funded warrants representing the same number of Warrant Shares underlying the Warrants with an exercise price of $0.001 per share (the “Pre-Funded Warrants”). Subsequent to the execution of the agreements and prior to the expiration of the Warrants, all outstanding Warrants were exercised for gross proceeds of $34.4 million in exchange for 44,748 shares of the Company’s common stock and Pre-Funded Warrants to purchase 2,705,252 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Pre-Funded Warrants) with an exercise price of $0.001 per share. The Pre-Funded Warrants will expire upon the day they are exercised in full. The Pre-Funded Warrants are exercisable at any time prior to expiration except that the Pre-Funded Warrants cannot be exercised by the Investors if, after giving effect thereto, the Investors would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. The common stock and Pre-Funded Warrants were classified as equity in accordance with ASC 480 and the net proceeds from the transaction were recorded as a credit to additional paid-in capital. In accordance with Accounting Standards Codification Topic 260, Earnings Per Share, outstanding Pre-Funded Warrants are included in the computation of basic net loss per share because the exercise price is negligible, and they are fully vested and exercisable after the original issuance date. As of September 30, 2023, none of the Pre-Funded Warrants have been exercised.

Note 8. Net Loss per Share

As the Company had net losses for the three and nine months ended September 30, 2023 and 2022, all potential weighted average dilutive common shares were determined to be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(34,105)	$(31,232)	$(106,290)	$(93,199)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	59,182,899	49,107,639	55,542,543	48,971,329
Net loss per share, basic and diluted	$(0.58)	$(0.64)	$(1.91)	$(1.90)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share computations for the periods presented because their inclusion would be anti-dilutive:

	September 30,
	2023	2022
Options to purchase common stock	8,030,007	6,441,415
Common stock warrants	—	2,750,000
Restricted stock units	708,872	694,414
Performance stock units	75,500	199,500
ESPP shares	42,472	79,960
Total	8,856,851	10,165,289

Note 9. Subsequent Event

The Company announced the achievement of a $50.0 million milestone event under its license and collaboration agreement with Janssen on November 1, 2023. The milestone was earned when the third patient was dosed in the ICONIC-TOTAL Phase 3 clinical trial of JNJ-2113 in patients with moderate-to-severe psoriasis.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this quarterly report on Form 10-Q (the “Quarterly Report”) and with our Audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2023.

Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” “will,” “would,” “seeks” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors. In particular, statements, whether expressed or implied, concerning, among other things, the potential for our programs, the timing of our clinical trials, the timing of enrollment in our clinical trials, our cash runway, the potential for eventual regulatory approval and commercialization of our product candidates, our potential receipt of milestone payments and royalties under our collaboration agreements, future operating results, our ability to generate sales, income or cash flow, the impact of any future outbreaks of disease, epidemics and pandemics, such as the COVID-19 pandemic (“COVID-19”), ongoing military conflicts, including between Ukraine and Russia and in Israel and surrounding areas; rising tensions between China and Taiwan, inflationary pressures, the impact of a potential U.S. government shutdown, the availability of credit and our exposure to banking or other financial institution instability are forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those risks, uncertainties and assumptions discussed in Part II, Item 1A, of this Quarterly Report. These statements are based on information available to us as of the date of this Quarterly Report and, while we believe such information provides a reasonable basis for these statements, the information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future developments, changes in assumptions or otherwise. “Protagonist,” the Protagonist logo and other trademarks, service marks and trade names of Protagonist are registered and unregistered marks of Protagonist Therapeutics, Inc. in the United States and other jurisdictions.

Overview

We are a biopharmaceutical company with peptide-based new chemical entities rusfertide and JNJ-2113 (formerly PN-235) in advanced stages of development, both derived from our proprietary discovery technology platform. Our clinical programs fall into two broad categories of diseases; (i) hematology and blood disorders, and (ii) inflammatory and immunomodulatory diseases.

Our Product Pipeline

Rusfertide

Our most advanced clinical asset, rusfertide (generic name for PTG-300), is an injectable hepcidin mimetic in development for the potential treatment of polycythemia vera (“PV”) and other blood disorders and is wholly owned. Hepcidin is a key hormone in regulating iron equilibrium and is critical to the proper development of red blood cells. Rusfertide mimics the effect of the natural hormone hepcidin, but with greater potency, solubility and stability. Data from our rusfertide Phase 2 clinical trials presented at medical conferences in 2021 and 2022 provided evidence regarding the potential of rusfertide for managing hematocrit, reducing thrombotic risk and improving iron deficiency symptoms. Rusfertide has a unique mechanism of action in the potential treatment of PV, which may enable it to specifically decrease and maintain hematocrit levels within the range of recommended clinical guidelines without causing the iron deficiency that can occur with frequent phlebotomy. Our rusfertide Phase 2 clinical trials include the following:

●	REVIVE, a Phase 2 proof of concept trial, was initiated in the fourth quarter of 2019. We completed enrollment of patients in the first quarter of 2022 and 70 patients were enrolled through the end of the randomized withdrawal portion of the trial, which was completed during the first quarter of 2023 and will continue in ongoing open label extension.

●	PACIFIC, another Phase 2 trial for rusfertide for patients diagnosed with PV and with routinely elevated hematocrit levels (>48%), was initiated during the first quarter of 2021, and the 52-week trial was completed during the second quarter of 2023.

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

In February 2022, Janssen initiated FRONTIER1, a 255-patient Phase 2b clinical trial of JNJ-2113 in moderate-to-severe plaque psoriasis, which was completed in December 2022. FRONTIER1 was a randomized, multicenter, double-blind, placebo-controlled study that evaluated three once-daily dosages and two twice-daily dosages of JNJ-2113 taken orally. The primary endpoint of the trial was the proportion of patients achieving PASI-75 (a 75% improvement in skin lesions as measured by the Psoriasis Area and Severity Index (“PASI”)) at 16 weeks. In July 2023, we announced updated positive topline results from the trial, which were presented at the World Congress of Dermatology in Singapore. JNJ-2113 achieved the study’s primary and secondary efficacy endpoints. A statistically significant greater proportion of patients who received JNJ-2113 achieved PASI-75 as well as PASI-90 and PASI-100 (90% and 100% improvement, respectively, in skin lesions as measured by the PASI) responses compared to placebo at Week 16 in all five of the trial’s treatment groups. A clear dose response was observed across an eight-fold dose range.

Treatment was well tolerated, with no meaningful difference in frequency of adverse events across treatment groups versus placebo.

In October 2023, Janssen initiated three JNJ-2113 studies, including:

●	ICONIC-LEAD – A randomized controlled Phase 3 trial to evaluate the safety and efficacy of JNJ-2113 compared with placebo in participants with moderate-to-severe plaque psoriasis, with PASI-90 and Investigator’s Global Assessment (“IGA”) score of 0 (clear) or 1 (almost clear) as co-primary endpoints;
●	ICONIC-TOTAL – A randomized, controlled Phase 3 trial to evaluate the efficacy and safety of JNJ-2113 compared with placebo for the treatment of plaque psoriasis in participants with at least moderate severity affecting special areas (scalp, genital, and/or palms of the hands and soles of the feet) with overall IGA score of 0 or 1 as the primary endpoint; and
●	ANTHEM-UC – A Phase 2b randomized controlled trial to evaluate the safety and effectiveness of JNJ-2113 compared with placebo in participants with moderate-to-severely active ulcerative colitis (“UC”).

Additional Phase 3 studies are expected to be initiated in the first quarter of 2024 as part of the broader psoriasis ICONIC clinical program led by Janssen. All of the studies in the ICONIC program will use the once daily, immediate release formulation from the previously completed FRONTIER 1 study. Other Phase 2 studies of JNJ-2113 that Janssen has initiated include the SUMMIT study of JNJ-2113 for the treatment of moderate-to-severe plaque psoriasis, which was completed in the second quarter of 2023, and FRONTIER 2, a long-term extension study.

We earned a $50.0 million milestone payment upon dosing of the third patient in the ICONIC-LEAD Phase 3 trial in late October 2023. Under our agreement with Janssen,

●	we will qualify for a $10.0 million milestone payment upon the dosing of the third patient in the Phase 2b trial in UC;
●	we will qualify for a $115.0 million milestone payment upon JNJ-2113 meeting the primary endpoint in a Phase 3 trial;
●	we will qualify for a $35.0 million milestone payment upon the filing of a New Drug Application (“NDA”) for JNJ-2113 with the U.S. Food and Drug Administration (the “FDA”);
●	we will qualify for a $50.0 million milestone payment upon approval of the NDA by the FDA; and
●	we will qualify for a $15.0 million milestone payment upon the advancement of JNJ-2113 into a Phase 3 trial in a second indication.

We remain eligible for up to approximately $805.0 million in future development and sales milestone payments, inclusive of those future development milestones discussed above, in addition to the $112.5 million in nonrefundable payments from Janssen already received to date and the $50.0 million that was achieved in the fourth quarter of 2023. We also remain eligible to receive upward tiering royalties on net product sales at percentages ranging from six percent to ten percent, with ten percent being the royalty rate for over $4.0 billion in net sales.

PN-943

PN-943 is a wholly owned, investigational, orally delivered, gut-restricted alpha 4 beta 7 specific integrin antagonist for IBD. We completed a Phase 2 trial of PN-943 in patients with moderate to severe UC in early 2023. We do not intend to dedicate further internal resources to clinical development or contract manufacturing activities for our PN-943 clinical program.

Discovery Platform

Our clinical assets are all derived from our proprietary discovery platform. Our platform enables us to engineer novel, structurally constrained peptides that are designed to retain key advantages of both orally delivered small molecules and injectable antibody drugs in an effort to overcome many of their limitations as therapeutic agents. Importantly, constrained peptides can be designed to potentially alleviate the fundamental instability inherent in traditional peptides to allow different delivery forms, such as oral, subcutaneous, intravenous, and rectal. Our discovery pipeline has strategically focused on i) hematology and blood disorders and ii) inflammatory and immunomodulatory diseases. For example, we have a pre-clinical stage program to identify an orally active hepcidin mimetic, which we believe will be complementary to the injectable rusfertide for offering the best treatment options for PV, hereditary hemochromatosis and other potential erythropoietic and iron imbalance disorders.

Business Update

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been impacted by the direct and indirect effects of COVID-19, domestic and global monetary and fiscal policy, geopolitical instability, ongoing military conflicts, including between Russia and Ukraine and in Israel and surrounding areas, rising tensions between China and Taiwan, a recessionary environment, historically high domestic and global inflation, the impact of a potential U.S. government shutdown and instability in banks and other financial institutions. We have experienced delays in our existing and planned clinical trials due to worldwide direct and indirect impacts related to COVID-19, and our future results of operations and liquidity could be adversely impacted by future outbreaks of disease, epidemics and pandemics, including further delays in existing and planned clinical trials, continued difficulty in recruiting patients for these clinical trials, delays in manufacturing and collaboration activities and supply chain disruptions. The conflict in Ukraine has exacerbated market disruptions, including significant volatility in commodity prices, as well as supply chain interruptions, and has contributed to record inflation globally. The U.S. Federal Reserve and other central banks may be unable to contain inflation through more restrictive monetary policy and inflation may increase or continue for a prolonged period of time. Inflationary factors, such as increases in the cost of clinical supplies, interest rates, overhead costs and transportation costs may adversely affect our operating results. Also, the failure of Silicon Valley Bank and other regional banks in the United States during the first half of 2023 has given rise to uncertainty in the security of amounts in deposit accounts uninsured by the Federal Deposit Insurance Corporation. We continue to monitor these events and the potential impact on our business. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may be adversely affected in the future due to domestic and global monetary and fiscal policy, supply chain constraints, consequences associated with ongoing military conflicts, including between Russia and Ukraine and in Israel and surrounding areas, and such factors may lead to increases in the cost of manufacturing our product candidates and delays in initiating trials.

Operations

We have incurred net losses in each year since inception, and we do not anticipate achieving sustained profitability in the foreseeable future. Our net loss was $34.1 million and $106.3 million for the three and nine months ended September 30, 2023, respectively. Our net loss was $31.2 million and $93.2 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $643.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research and development expenses and other expenses related to our ongoing operations, product development, and pre-commercialization activities. As a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approval for, our product candidates.

Janssen License and Collaboration Agreement

On July 27, 2021, we entered into an Amended and Restated License and Collaboration Agreement (the “Restated Agreement”) with Janssen, which amended and restated the License and Collaboration Agreement, effective July 13, 2017, by and between us and Janssen (the “Original Agreement”), as amended by the first amendment, effective May 7, 2019 (the “First Amendment”). Prior to January 1, 2023, Janssen was a related party to us as Johnson & Johnson Innovation - JJDC, Inc. was a significant (greater than 5%) stockholder of the Company, and both companies are subsidiaries of Johnson & Johnson. Upon the effectiveness of the Original Agreement, we received a non-refundable, upfront cash payment of $50.0 million from Janssen. Upon the effectiveness of the First Amendment, we received a $25.0 million payment from Janssen in 2019. In the first quarter of 2020, we received a $5.0 million payment triggered by the successful nomination of a second-generation IL-23R antagonist development compound. In the fourth quarter of 2021, we received a $7.5 million milestone payment from Janssen triggered by completion of the data collection for JNJ-2113 Phase 1 activities. In the second quarter of 2022, we received a $25.0 million milestone payment in connection with the dosing of a third patient in FRONTIER1 during the first quarter of 2022. See Note 3 to the condensed consolidated financial statements included elsewhere in this report for additional information.

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

There have been no material changes to our critical accounting policies during the three and nine months ended September 30, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for the year ended December 31, 2022 filed with the SEC on March 15, 2023.

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

We expect our fourth quarter 2023 research and development expenses to remain relatively flat as compared to the first nine months of 2023 as we continue to focus our resources toward progressing our rusfertide program into later stage clinical trials and preparing for commercialization. We do not intend to dedicate further internal resources to clinical development or contract manufacturing activities for our PN-943 clinical program. The process of conducting research, identifying potential product candidates and conducting pre-clinical and clinical trials necessary to obtain regulatory approval and commencing pre-commercialization activities is costly and time intensive. We may never succeed in achieving marketing approval for our product candidates regardless of our costs and efforts. The probability of success of our product candidates may be affected by numerous factors, including pre-clinical data, clinical data, competition, manufacturing capability, our cost of goods to be sold, our ability to receive, and the timing of, regulatory approvals, market conditions, and our ability to successfully commercialize our products if they are approved for marketing. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. Our research and development programs are subject to change from time to time as we evaluate our priorities and available resources.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

	Three Months Ended
	September 30,		Dollar	%
	2023	2022	Change	Change

	(Dollars in thousands)
Operating expenses:
Research and development (1)	$30,664	$25,402	$5,262	21
General and administrative (2)	7,662	6,901	761	11
Total operating expenses	38,326	32,303	6,023	19
Loss from operations	(38,326)	(32,303)	(6,023)	19
Interest income	4,252	1,157	3,095	268
Other expense, net	(31)	(86)	55	(64)
Net loss	$(34,105)	$(31,232)	$(2,873)	9

(1)	Includes $3.8 million and $3.9 million of non-cash stock-based compensation expense for the three months ended September 30, 2023 and 2022, respectively.
(2)	Includes $3.0 million and $2.1 million of non-cash stock-based compensation expense for the three months ended September 30, 2023 and 2022, respectively.

Research and Development Expenses

	Three Months Ended
	September 30,		Dollar	%
	2023	2022	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide (PTG-300)	$24,905	$15,828	$9,077	57
Clinical and development expense — PN-943	293	4,282	(3,989)	(93)
Clinical and development expense — JNJ-2113 (PN-235)	20	2	18	*
Clinical and development expense — other	—	(69)	69	(100)
Pre-clinical and drug discovery research expense	5,446	5,401	45	1
Grants and tax incentives expense reimbursement, net	—	(42)	42	(100)
Total research and development expenses	$30,664	$25,402	$5,262	21

*Percentage not meaningful.

Research and development expenses increased $5.3 million, or 21%, from $25.4 million for the three months ended September 30, 2022 to $30.7 million for the three months ended September 30, 2023. The increase was primarily due to (i) an increase of $9.1 million in rusfertide clinical and contract manufacturing expenses primarily for the Phase 3 VERIFY clinical trial, partially offset by (ii) a decrease of $4.0 million in expenses for the PN-943 program where further development work was de-prioritized to optimize and focus resources toward the rusfertide program in PV.

We had 84 and 99 full-time equivalent research and development employees as of September 30, 2023 and 2022, respectively. Research and development personnel-related expenses for the three months ended September 30, 2023 decreased by $0.7 million as compared to the three months ended September 30, 2022 due primarily to a decrease in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased $0.8 million, or 11%, from $6.9 million for the three months ended September 30, 2022 to $7.7 million for the three months ended September 30, 2023 due primarily to increases in stock-based compensation expense and other personnel-related expenses, partially offset by decreases in consulting, marketing expense and other general expenses.

We had 27 and 23 full-time equivalent general and administrative employees as of September 30, 2023 and 2022, respectively.

Interest Income

Interest income increased $3.1 million from $1.2 million for the three months ended September 30, 2022 to $4.3 million for the three months ended September 30, 2023. This increase was due primarily to higher invested balances as well as higher yields on invested balances during a period of increasing interest rates compared to the prior year period.

Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended
	September 30,		Dollar	%
	2023	2022	Change	Change

	(Dollars in thousands)
License and collaboration revenue	$—	$26,581	$(26,581)	(100)
Operating expenses:
Research and development (1)	91,262	96,331	(5,069)	(5)
General and administrative (2)	25,439	25,107	332	1
Total operating expenses	116,701	121,438	(4,737)	(4)
Loss from operations	(116,701)	(94,857)	(21,844)	23
Interest income	10,656	1,809	8,847	489
Other expense, net	(245)	(151)	(94)	62
Net loss	$(106,290)	$(93,199)	$(13,091)	14

(1)	Includes $13.2 million and $11.3 million of non-cash stock-based compensation expense for the nine months ended September 30, 2023 and 2022, respectively.
(2)	Includes $9.5 million and $7.4 million of non-cash stock-based compensation expense for the nine months ended September 30, 2023 and 2022, respectively.

License and Collaboration Revenue

License and collaboration revenue decreased $26.6 million, or 100%, from $26.6 million for the nine months ended September 30, 2022 to zero for the nine months ended September 30, 2023. License and collaboration revenue for the nine months ended September 30, 2022 included a $25.0 million milestone payment earned following the dosing of the third patient in the FRONTIER 1 clinical trial for JNJ-2113. We completed our performance obligation pursuant to the collaboration as of June 30, 2022.

Research and Development Expenses

	Nine Months Ended
	September 30,		Dollar	%
	2023	2022	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide (PTG-300)	$74,387	$43,378	$31,009	71
Clinical and development expense — PN-943	1,487	33,642	(32,155)	(96)
Clinical and development expense — JNJ-2113 (PN-235)	74	237	(163)	(69)
Clinical and development expense — Other	(13)	756	(769)	(102)
Preclinical and drug discovery research expense	15,327	18,360	(3,033)	(17)
Grants and tax incentives expense reimbursement, net	—	(42)	42	(100)
Total research and development expenses	$91,262	$96,331	$(5,069)	(5)

Research and development expenses decreased $5.1 million, or 5%, from $96.3 million for the nine months ended September 30, 2022 to $91.3 million for the nine months ended September 30, 2023. The decrease was primarily due to (i) a decrease of $32.2 million in expenses for the PN-943 program where further development work was de-prioritized to optimize and focus resources toward the rusfertide program in PV, and (ii) a decrease of $3.0 million in expenses related to pre-clinical and drug discovery research expense, partially offset by (iii) an increase of $31.0 million in rusfertide clinical and contract manufacturing expenses primarily for the Phase 3 VERIFY clinical trial.

We had 84 and 99 full-time equivalent research and development employees as of September 30, 2023 and 2022, respectively. Research and development personnel-related expenses for the nine months ended September 30, 2023 increased by $0.4 million as compared to the nine months ended September 30, 2022 due to an increase of $1.9 million in stock-based compensation expense, partially offset by a decrease of $1.5 million in other personnel-related expenses.

General and Administrative Expenses

General and administrative expenses increased $0.3 million, or 1%, from $25.1 million for the nine months ended September 30, 2022 to $25.4 million for the nine months ended September 30, 2023 due primarily to an increase in stock-based compensation expense during the current year period, partially offset by one-time costs incurred during the first quarter of 2022.

We had 27 and 23 full-time equivalent general and administrative employees as of September 30, 2023 and 2022, respectively.

Interest Income

Interest income increased $8.8 million from $1.8 million for the nine months ended September 30, 2022 to $10.6 million for the nine months ended September 30, 2023. This increase was due primarily to higher invested balances as well as higher yields on invested balances during a period of increasing interest rates compared to the prior year period.

Liquidity and Capital Resources

Sources of Liquidity

Historically, we have funded our operations primarily from net proceeds from the sale of shares of our common stock and the receipt of payments under collaboration agreements.

Proceeds from Sales of Our Common Stock

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

In August 2022, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”), pursuant to which we may offer and sell up to $100.0 million shares of our common stock from time to time in “at-the-market” offerings (the “2022 ATM Facility”). There were no sales under the 2022 ATM Facility during the year ended December 31, 2022. During the three months ended March 31, 2023, we sold 1,749,199 shares of our common stock under the 2022 ATM Facility for net proceeds of $24.3 million, after deducting issuance costs. There were no sales of our common stock under the 2022 ATM Facility during the three months ended June 30, 2023 and September 30, 2023.

In August 2018, we entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which we sold an aggregate of 2,750,000 shares of our common stock at a price of $8.00 per share, for aggregate net proceeds of $21.7 million, after deducting offering expenses payable by us. In a concurrent private placement, we issued the Investors warrants to purchase an aggregate of 2,750,000 shares of our common stock (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant was exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of our common stock had an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of our common stock had an exercise price of $15.00 per share. The exercise price and number of shares of our common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) were subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the Warrants were exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, we granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. The common stock and Warrants were classified as equity in accordance with Accounting

Standards Codification Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and the net proceeds from the transaction were recorded as a credit to additional paid-in capital.

In August 2023, prior to the expiration of the Warrants, we entered into certain agreements with the Investors and their affiliates under which we agreed to allow the Warrants to be exercised in exchange for pre-funded warrants representing the same number of Warrant Shares underlying the Warrants with an exercise price of $0.001 per share (the “Pre-Funded Warrants”). Subsequent to the execution of the agreements and prior to the expiration of the Warrants, all outstanding Warrants were exercised for gross proceeds of $34.4 million in exchange for 44,748 shares of our common stock and Pre-Funded Warrants to purchase 2,705,252 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Pre-Funded Warrants) with an exercise price of $0.001 per share. The Pre-Funded Warrants will expire upon the day they are exercised in full. The Pre-Funded Warrants are exercisable at any time prior to expiration except that the Pre-Funded Warrants cannot be exercised by the Investors if, after giving effect thereto, the Investors would beneficially own more than 9.99% of our common stock, subject to certain exceptions. The common stock and Pre-Funded Warrants were classified as equity in accordance with ASC 480 and the net proceeds from the transaction were recorded as a credit to additional paid-in capital. In accordance with Accounting Standards Codification Topic 260, Earnings Per Share, outstanding Pre-Funded Warrants are included in the computation of basic net loss per share because the exercise price is negligible, and they are fully vested and exercisable after the original issuance date. As of September 30, 2023, none of the Pre-Funded Warrants have been exercised.

Receipt of Payments Under Collaboration Agreements

We have received $112.5 million in non-refundable payments from Janssen since the inception of the Restated Agreement in 2017 through the date of this report as follows:

●	upon effectiveness of the Original Agreement, we received a non-refundable, upfront cash payment of $50.0 million from Janssen;
●	Upon effectiveness of the First Amendment, we became eligible to receive a $25.0 million payment from Janssen, which was received during the second quarter of 2019;
●	In December 2019, we became eligible to receive a $5.0 million payment triggered by the successful nomination of a second-generation development compound, which was received during the first quarter of 2020;
●	In October 2021, we became eligible to receive a $7.5 million milestone payment triggered by completion of the data collection for JNJ-2113 (formerly PN-235) Phase 1 activities, which was received during the fourth quarter of 2021;
●	In March 2022, we became eligible to receive a $25.0 million milestone payment in connection with the dosing of the third patient in the Phase 2b clinical trial of JNJ-2113 in moderate-to-severe plaque psoriasis, which was received during the second quarter of 2022; and
●	In late October 2023, we became eligible to receive a $50.0 million milestone payment in connection with the dosing of the third patient in the ICONIC-LEAD Phase 3 clinical trial of JNJ-2113 in moderate-to-severe plaque psoriasis. We have also received payments for services provided under the collaboration agreement and we may make in-kind payment reimbursements to Janssen for certain costs they have incurred pursuant to the cost sharing terms of the agreement.

Pursuant to the Restated Agreement, we may be eligible to receive clinical development, regulatory and sales milestones, if and when achieved. Upcoming potential development milestones for second-generation products include:

●	$115.0 million upon a Phase 3 clinical trial for a second-generation compound for any indication meeting its primary clinical endpoint;
●	$35.0 million upon the filing of an NDA for a second-generation compound with the FDA;
●	$50.0 million upon FDA approval of an NDA for a second-generation compound;
●	$10.0 million upon the dosing of the third patient in the first Phase 2 clinical trial for any second-generation compound for a second indication (i.e. an indication different than the indication which triggered the $25.0 million milestone received during the second quarter of 2022 described above); and
●	$15.0 million upon the dosing of the third patient in a Phase 3 clinical trial for a second-generation compound for a second indication.

Capital Requirements

As of September 30, 2023, we had $322.7 million of cash, cash equivalents and marketable securities and an accumulated deficit of $643.0 million. Our capital expenditures were $0.6 million and $0.8 million for the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively. Our primary uses of cash are to fund our operating expenses, including our research and development expenditures, general and administrative costs and pre- commercialization costs. Cash used in operating activities is impacted by the timing of when we pay these expenses. As of the date of this filing, we believe, based on our current operating plan and assumptions, that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect if, for instance, our planned pre-clinical and clinical trials are successful or expanded, our product candidates enter new and more advanced stages of clinical development, we experience significant delays or difficulties in commencing, enrolling or completing clinical studies, our newer product clinical trials advance beyond the discovery stage or various other factors. We expect that our cash burn will approximate current levels for the remainder of the year, but will increase in 2024. As we continue to focus our resources toward progressing our rusfertide program into later stage clinical trials and preparing for commercialization, we do not intend to dedicate further internal resources to clinical development or contract manufacturing activities for our PN-943 clinical program.

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

Such additional funding may come from various sources, including raising additional capital, seeking access to debt, and seeking additional collaborative or other arrangements with partners, but such funding may not be available on terms acceptable to us, if at all. As discussed in Part II, Item1A. “Risk Factors,” we are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by domestic and global monetary and fiscal policy, geopolitical instability and banking and other financial institution instability, among other factors. A future recession or market correction, including those due to significant geopolitical or macroeconomic events, could materially affect our business and our access to credit and financial markets.

Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. Further, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials, other research and development activities and pre-commercialization costs. If we do raise additional capital through public or private equity offerings or convertible debt securities, the ownership interest of our existing stockholders could be diluted, and the terms of these securities could include liquidation or other preferences that could adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we could be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to fully estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated product development programs. For additional information, see Part II, Item 1A. “Risk Factors” – “Risks Related to our Financial Position and Capital Requirements.”

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2023	2022

Condensed Consolidated Statements of Cash Flows Data:	(Dollars in thousands)
Cash used in operating activities	$(87,196)	$(76,502)
Cash provided by investing activities	$22,029	$87,533
Cash provided by financing activities	$169,950	$18,285
Stock-based compensation	$22,692	$18,690

Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2023 was $87.2 million, consisting primarily of our net loss of $106.3 million and a net change of $3.1 million in net operating assets and liabilities, partially offset by certain non-cash items, including $22.7 million of stock-based compensation expense. The $10.7 million increase in cash flow used in operating activities during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to a $13.1 million increase in our net loss and a $3.6 million increase in discount accretion on marketable securities, partially offset by a $4.0 million increase in stock-based compensation expense.

Cash Provided by Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2023 was $22.0 million, consisting of primarily of proceeds from maturities of marketable securities of $115.7 million, partially offset by purchases of marketable securities of $93.1 million. The $65.5 million decrease in cash provided by investing activities for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily related to a decrease in the net activity of purchases and maturities of marketable securities.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2023 was $170.0 million, consisting primarily of net cash proceeds of $107.8 million from the April 2023 public offering of our common stock, $24.3 million from sales of our common stock under the 2022 ATM Facility, $34.4 million from the exercise of the Warrants in exchange for issuance of Pre-funded Warrants and common stock, and $4.3 million in proceeds from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan. The $151.7 million increase in cash provided by financing activities for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to a $107.8 million increase in net cash proceeds from the public offerings, a $9.7 million increase in ATM sales of our common stock and a $34.4 million increase in net cash proceeds from the exercise of the Warrants.

Contractual Obligations and Other Commitments

During the three and nine months ended September 30, 2023, there were no material changes to our material cash requirements, including commitments for capital expenditures, described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 15, 2023.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our interest-earning investments and inflation risk affecting labor costs and clinical trial costs.

Interest Rate Fluctuation Risk

We had $322.7 million and $237.4 million in cash, cash equivalents and marketable securities at September 30, 2023 and December 31, 2022, respectively. Our cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Marketable securities consist of corporate bonds, commercial paper and government bonds. A portion of our investments are interest-bearing instruments carrying a degree of interest rate risk. However, because our investments are of high-quality credit rating and short term in duration, we believe that our exposure to interest rate risk is not significant and that a hypothetical 100 basis point change in interest rates would not have a significant impact on the total value of our portfolio.

Approximately $1.2 million and $2.5 million of our cash balance was located in Australia at September 30, 2023 and December 31, 2022, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of our expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on the results of our operations.

Inflation Fluctuation Risk

The inflationary environment has fluctuated over the period covered by this report. Inflation generally affects us by increasing our costs, such as the cost of labor and research and development contract costs. We do not believe inflation has had a material effect on the results of our operations during the three and nine months ended September 30, 2023.

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

We expect that our financial condition and operating results will fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control, including the success of our programs, decisions by regulatory bodies, actions taken by competitors or current or future licensees or collaborative partners, market and macroeconomic conditions and other factors identified in these risk factors. Accordingly, the likelihood of our success must be evaluated in light of many potential challenges and variables associated with a clinical-stage biopharmaceutical company, many of which are outside of our control, and past results, including operating or financial results, should not be relied on as an indication of future results.

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

For example, on September 16, 2021, our clinical studies for rusfertide were placed on a full clinical hold by the FDA. On October 8, 2021, the FDA lifted the full clinical hold and dosing in all clinical studies of rusfertide could be resumed after we provided the FDA with all requested information as the basis for a Complete Response and subsequent removal of the clinical hold. In particular, we provided the requested individual patient clinical safety reports, updated the investigator brochure and patient informed consent forms, performed a comprehensive review of the most recent safety database, and included new safety and stopping rules in the study protocols. The clinical hold was initially triggered by a non-clinical finding in a 26-week rasH2 transgenic mouse model indicating benign and malignant subcutaneous skin tumors. The rasH2 signal also prompted a re-examination of the four cases of cancer observed across all rusfertide clinical trials involving over 160 patients, and a comprehensive review of the safety database, including cases of suspected unexpected serious adverse reactions.

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

We have incurred significant operating losses every year since inception and expect to continue to incur operating losses for the foreseeable future. As of September 30, 2023, we had an accumulated deficit of $643.0 million. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development. As a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approvals for, our product candidates.

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

As of September 30, 2023, we had cash, cash equivalents and marketable securities of $322.7 million. Based upon our current operating plan and expected expenditures, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months. However, we expect that we will need to have access to substantial additional funds in the future in order to complete clinical development or commercialize our product candidates to a point where our operations generate net cash inflows.

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

We have relied upon and plan to continue to rely upon third-party contract research organizations (“CROs”) to execute, monitor and manage clinical trials and collect data for our pre-clinical studies and clinical programs. We control only certain aspects of their activities. We and our CROs are required to comply with good clinical practice requirements (“GCPs”), which are regulations and guidelines promulgated by the FDA, the European Medicines Agency (“EMA”) and comparable foreign regulatory authorities for all of our product candidates in clinical development. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may not accept the data or require us to perform additional clinical trials before considering our filing for regulatory approval or approving our marketing application. In addition, significant portions of the clinical studies for our product candidates are expected to be conducted outside of the United States, which will make it more difficult for us to monitor CROs and perform visits of our clinical trial sites (particularly during the ongoing pandemic) and will force us to rely heavily on CROs to ensure the proper and timely conduct of our clinical trials and compliance with applicable regulations, including GCPs.

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

We rely on contract manufacturers to manufacture and provide product for us that meets applicable regulatory requirements. We do not currently have, nor do we plan to develop, the infrastructure or capability internally to manufacture our drug supplies and we expect to continue to depend on contract manufacturers for the foreseeable future. As we proceed with the development and potential commercialization of our product candidates, we will need to increase the scale at which the drug is manufactured which will require the development of new manufacturing processes to potentially reduce the cost of goods. We will rely on our internal process research and development efforts and those of contract manufacturers to develop the good manufacturing processes (“GMPs”) required for cost-effective, large-scale production. If we and our contract manufacturers are not successful in converting to commercial-scale manufacturing, then our product costs may not be competitive and the development and/or commercialization of our product candidates would be materially and adversely affected. Moreover, our contract manufacturers are the sole source of supply for our clinical product candidates. If we were to experience an unexpected loss of supply for any reason, whether as a result of manufacturing, supply or storage issues, natural disasters, geopolitical conflict, outbreaks of disease, epidemics and pandemics, such as the COVID-19 pandemic, or otherwise, we could experience delays, disruptions, suspensions or termination of our clinical trial and planned development program, or be required to restart or repeat, any ongoing clinical trials.

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

As has been widely reported, we are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by domestic and global monetary and fiscal policy, geopolitical instability, including ongoing military conflicts between Russia and Ukraine and in Israel and surrounding areas, rising tensions between China and Taiwan, and historically high domestic and global inflation. In particular, the conflict in Ukraine has exacerbated market disruptions, including significant volatility in commodity prices, as well as supply chain interruptions, and has contributed to record inflation globally. The U.S. Federal Reserve and other central banks may be unable to contain inflation through more restrictive monetary policy and inflation may increase or continue for a prolonged period of time. Inflationary factors, such as increases in the cost of clinical supplies, interest rates, overhead costs and transportation costs may adversely affect our operating results. We continue to monitor these events and the potential impact on our business. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may be adversely affected in the future due to domestic and global monetary and fiscal policy, supply chain constraints, consequences associated with COVID-19, the ongoing conflicts between Russia and Ukraine and in Israel and surrounding areas, and the impact of a potential U.S. government shutdown, and such factors may lead to increases in the cost of manufacturing our product candidates and delays in initiating trials. In addition, global credit and financial markets have experienced extreme volatility and disruptions in the past several years and the foregoing factors have led to and may continue to cause diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, uncertainty about economic stability and increased inflation.

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

As of September 30, 2023, we had 111 full-time equivalent employees, including 84 full-time equivalent employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, scientific, sales, marketing, research, development, regulatory, manufacturing, financial and other resources. In addition, as our operations expand, we expect that we will need to manage relationships with strategic collaborators, CROs, contract manufacturers, suppliers, vendors and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. We may not be successful in accomplishing these tasks in growing our company, and our failure to accomplish any of them could adversely affect our business and operations.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. From January 1, 2023 through September 30, 2023, the reported sale price of our common stock has fluctuated between $10.62 and $30.10 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock, including due to the factors discussed in these “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (Section 404), to furnish a report by management on the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our public float on June 30, 2023 was greater than $700.0 million, and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2023. If we have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchases of Shares or of Company Equity Securities

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-37852	3.1	8/16/2016
3.2	Amended and Restated Bylaws	S-1/A	333-212476	3.2b	8/1/2016
10.1+	Form of Pre-Funded Warrant
31.1+	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

PROTAGONIST THERAPEUTICS, INC.

Date: November 2, 2023	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Asif Ali
Asif Ali
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)