Form 10-K
period 2023-12-31
Protagonist Therapeutics, Inc
filed 2024-02-27
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001-37852

PROTAGONIST THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0505495
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7707 Gateway Boulevard, Suite 140 Newark, California 94560	(510) 474-0170
(Address of registrant’s principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.00001 par value	PTGX	The Nasdaq Stock Market LLC
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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised

financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).   Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.6 billion as of June 30, 2023, based upon the closing sale price on The Nasdaq Stock Market LLC reported on June 30, 2023. Excludes an aggregate of 725,794 shares of the registrant’s common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2023, the registrant assumed that a stockholder was an affiliate of the registrant at June 30, 2023 if such stockholder (i) beneficially owned 10% or more of the registrant’s common stock, as determined based on public filings and/or (ii) was an executive officer or director or was affiliated with an executive officer or director of the registrant at June 30, 2023. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

There were 58,274,998 shares of registrant’s Common Stock, par value $0.00001 per share, outstanding as of February 22, 2024.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

Auditor Firm ID:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	San Mateo, California, USA

PROTAGONIST THERAPEUTICS, INC.

2023 FORM 10-K ANNUAL REPORT

PART I

Statements made in this Annual Report on Form 10-K contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “forecast,” “target,” “could,” “would,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss current expectations about future events, contain projections of future results of operations or financial condition, or state other “forward-looking” information. In addition, any statements other than statements of historical facts are forward-looking statements. These statements relate to our plans, objectives, goals, targets, expectations, intentions, priorities and projections of financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain known and unknown risks, uncertainties and other factors that could cause actual results or outcomes, or the timing of such results or outcomes, to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. In addition, statements that “we believe” and similar statements reflect our current beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements. Forward-looking statements are based on our management’s belief, estimates and assumptions and on information currently available to our management. These statements, like all statements in this Annual Report on Form 10-K, speak only as of the date of this Annual Report on Form 10-K, and except as required by law, we undertake no obligation to update or revise these statements in light of new information, future events, developments, changed expectations or otherwise. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading Item 1A,” Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.

●	We have no approved products and no historical commercial revenue, which makes it difficult to assess our future prospects and financial results.
●	We are heavily dependent on the success of our product candidates in clinical development.
●	Clinical development is a lengthy and expensive process with an uncertain outcome, and failure can occur at any stage of clinical development.
●	Our product candidates may cause undesirable side effects or have other properties adversely impacting safety that delay or prevent their regulatory approval, restrict their approved labeling, or otherwise limit their commercial opportunity, including being required by an independent data monitoring committee or regulatory authorities to delay or halt or clinical trials, or if such side effects or adverse events are sufficiently severe or prevalent, to suspend or cease altogether further development of our product candidates.
●	We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
●	We have never generated any revenue from product sales and may never be profitable.

●	We may require additional funding.
●	Raising additional capital may cause dilution to our existing stockholders.
●	We rely on JNJ Innovative Medicines (“JNJ”) (formerly Janssen Biotech, Inc., (“Janssen”)) to continue the development of product candidates subject to our license and collaboration with JNJ, and to successfully commercialize any resulting products, and we expect to rely on Takeda Pharmaceuticals USA, Inc., (“Takeda”) to successfully commercialize any products resulting from our collaboration agreement with Takeda.
●	Our existing or future collaborations with third parties may not be successful.
●	We rely on third parties to conduct our pre-clinical studies and clinical trials and are subject to risks associated with their businesses and performance of their obligations to us.
●	We rely on third-party contract manufacturers to manufacture our drug substance and clinical drug product.
●	If we are ultimately unable to obtain regulatory approval for our product candidates in the United States or other jurisdictions, our business will be substantially harmed.
●	We have no marketing and sales organization and may not be able to effectively market and sell any products or generate product revenue if any of our product candidates are approved for marketing.
●	If we commercialize our product candidates abroad, we will be subject to the risks of doing business outside of the United States.
●	We face significant competition from other biotechnology and pharmaceutical companies.
●	We may face risks to our business arising from outbreaks of disease, epidemics and pandemics, including risks to our ongoing and planned clinical trials and pre-clinical and discovery research.
●	Unstable market and economic conditions, including elevated and sustained inflation, may have serious adverse consequences on our business, financial condition and stock price.
●	Our success depends on our ability to attract, retain and motivate qualified executives and other personnel.
●	We may experience difficulties in managing the growth of our organization.
●	We are subject to risks associated with information technology systems or breaches of data security.
●	Any misconduct by our employees, independent contractors, principal investigators, consultants and vendors could have a material adverse effect on our business.
●	Our headquarters is located near known earthquake fault zones.
●	If we are unable to obtain or protect intellectual property rights related to our product candidates and technologies, we may not be able to compete effectively in our markets.
●	We may be involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and ultimately unsuccessful.
●	Patents covering our product candidates could be found invalid or unenforceable.

●	Third party claims of intellectual property infringement may prevent or delay our drug discovery and development efforts.
●	Our stock price has been and will likely continue to be volatile and may decline, regardless of our operating performance.

Item 1.Business

OVERVIEW

We are a biopharmaceutical company with peptide-based new chemical entities rusfertide and JNJ-2113 (formerly PN-235) in advanced stages of development, both derived from our proprietary peptide technology platform. Our clinical programs fall into two broad categories of diseases: (i) hematology and blood disorders, and (ii) inflammatory and immunomodulatory (“I&I”) diseases.

Figure 1: Our Product Pipeline

Rusfertide

Our most advanced clinical asset, rusfertide (generic name for PTG-300), is an injectable hepcidin mimetic in development for the potential treatment of polycythemia vera (“PV”) and other blood disorders. Hepcidin is a key hormone in regulating iron equilibrium and is critical to the proper development of red blood cells (“RBCs”). Rusfertide mimics the effect of the natural hormone hepcidin, but with greater potency, solubility and stability. Data from our rusfertide Phase 2 clinical trials presented at medical conferences from 2021 through 2023 provided evidence regarding the potential of rusfertide for managing hematocrit, reducing thrombotic risk and improving iron deficiency symptoms. Rusfertide has a unique mechanism of action in the potential treatment of PV, which may enable it to specifically decrease and maintain hematocrit levels within the range of recommended clinical guidelines without causing the iron deficiency that can occur with frequent phlebotomy. Our rusfertide Phase 2 clinical trials include the following:

●	REVIVE, a Phase 2 proof of concept (“POC”) trial, was initiated in the fourth quarter of 2019. We completed enrollment of patients in the first quarter of 2022 and 70 patients were enrolled through the end of the randomized withdrawal portion of the trial, which was completed during the first quarter of 2023 and is continuing in an ongoing open-label extension (“OLE”);

●	THRIVE, a Phase 2 long-term extension trial for REVIVE patients on years three through five of treatment; and

●	PACIFIC, another Phase 2 trial for rusfertide for patients diagnosed with PV and with routinely elevated hematocrit levels (>48%), was initiated during the first quarter of 2021, and the 52-week trial was completed during the second quarter of 2023.

In March 2023, we announced positive topline results from the blinded, placebo-controlled, randomized withdrawal portion of the REVIVE trial. Subjects receiving rusfertide achieved statistically significant improvements versus placebo in the trial’s primary endpoint. The double-blind, placebo-controlled, 12-week randomized withdrawal portion was included as Part 2 of the REVIVE trial to evaluate rusfertide in PV patients with frequent phlebotomy requirements. In the REVIVE trial, subjects were initially enrolled in the 28-week open label dose-titration and efficacy evaluation Part 1 of the study, followed by 1:1 randomization of 53 subjects to placebo versus rusfertide therapy for a subsequent duration of 12 weeks. More subjects receiving rusfertide during the blinded randomized withdrawal portion of the REVIVE trial were responders compared with placebo (69.2% versus 18.5%, p=0.0003). A trial subject was defined as a responder if the subject completed 12 weeks of double-blind treatment while maintaining hematocrit control without phlebotomy eligibility and without phlebotomy. During the 12 weeks of the blinded randomized withdrawal, 92.3% of subjects on rusfertide (24 out of 26) were not phlebotomized.

Data from the REVIVE trial presented at the European Hematology Association Congress in June 2023 suggested that rusfertide treatment results in highly statistically significant reduction in the need for therapeutic phlebotomy in phlebotomy-dependent patients, leading to rapid, sustained and durable control of hematocrit levels below 45%. Rusfertide was well tolerated, with localized injection site reactions (“ISRs”) comprising the majority of adverse events.

Long-term follow up data from the REVIVE trial presented at the American Society of Hematology (“ASH”) Annual Meeting in December 2023 showed durable hematocrit control, decreased phlebotomy use, long-term tolerability, and no new safety signals in patients with PV. An analysis of the PACIFIC Phase 2 trial was also presented that indicated rusfertide improves markers of iron deficiency in patients with PV. In addition, data was presented regarding the prevalence of thromboembolic events and secondary cancers in PV patients not treated with rusfertide. In February 2024, the full Phase 2 REVIVE trial results, including efficacy and safety data, were published in the New England Journal of Medicine.

We have initiated VERIFY, a global double-blind, placebo-controlled Phase 3 clinical trial of rusfertide in PV for approximately 250 patients. We expect enrollment completion by the end of the first quarter of 2024. By the end of 2024, we expect to receive the results of our ongoing two-year study evaluating the carcinogenicity potential of rusfertide when administered once weekly to rats.

In January 2024, we entered into a worldwide license and collaboration agreement for the development and commercialization of rusfertide with Takeda, which is yet to become effective. Under the terms of the agreement, we expect to receive an upfront payment of $300 million and to be eligible to receive additional worldwide development, regulatory and commercial milestone payments of up to $330 million, as well as tiered royalties from 10% to 17% on ex-U.S. net sales. We expect to be responsible for research and development through the completion of the Phase 3 VERIFY trial and U.S. regulatory approval. Takeda is expected to have rights for ex-U.S. development and to be responsible for leading global commercialization activities. We and Takeda expect to also share equally in U.S. profits and losses (50% to us and 50% to Takeda).

Further details related to the agreement, including our right to opt-out of the 50:50 U.S. profit and loss sharing arrangement in exchange for enhanced economics, are available in our Current Report on Form 8-K filed on January 31, 2024 with the U.S. Securities and Exchange Commission (the “SEC”). The effectiveness of the agreement is dependent on and subject to the termination or expiration of any applicable waiting periods under the Hart-Scott-Rodino Act (the “HSR Act”).

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

In May 2017, we entered into a worldwide license and collaboration agreement with JNJ, formerly Janssen, to co-develop and co-detail our IL-23R antagonist compounds, including PTG-200 (JNJ-67864238) and certain related compounds for all indications, including inflammatory bowel disease (“IBD”). PTG-200 was a first-generation investigational, orally delivered, IL-23R antagonist for the treatment of IBD. The agreement with JNJ was amended in May 2019 to expand the collaboration by supporting efforts towards second-generation IL-23R antagonists; and in July 2021 to, among other things, enable JNJ to independently research and develop collaboration compounds for multiple indications in the IL-23 pathway and further align our financial interests.

Following completion of a Phase 1 trial in the fourth quarter of 2021, a decision was made by JNJ to advance second-generation product candidate JNJ-2113 (JNJ-77242113) based on its superior potency and overall pharmacokinetic and pharmacodynamic profile.

In February 2022, JNJ initiated FRONTIER 1, a 255-patient Phase 2b clinical trial of JNJ-2113 in moderate-to-severe plaque psoriasis, which was completed in December 2022. FRONTIER 1 was a randomized, multicenter, double-blind, placebo-controlled trial that evaluated three once-daily dosages and two twice-daily dosages of JNJ-2113 taken orally. The primary endpoint of the trial was the proportion of patients achieving PASI-75 (a 75% improvement in skin lesions as measured by the Psoriasis Area and Severity Index (“PASI”)) at 16 weeks. In July 2023, we announced updated positive topline results from the trial, which were presented by JNJ at the World Congress of Dermatology in Singapore. JNJ-2113 achieved the trial’s primary and secondary efficacy endpoints. A statistically significant greater proportion of patients who received JNJ-2113 achieved PASI-75 as well as PASI-90 and PASI-100 (90% and 100% improvement, respectively, in skin lesions as measured by the PASI) responses compared to placebo at week 16 in all five of the trial’s treatment groups. A clear dose response was observed across an eight-fold dose range. Treatment was well tolerated, with no meaningful difference in frequency of adverse events across treatment groups versus placebo.

JNJ has initiated five additional JNJ-2113 trials, including:

●	ICONIC-LEAD – A 600-patient randomized, controlled Phase 3 trial to evaluate the safety and efficacy of JNJ-2113 compared with placebo in participants with moderate-to-severe plaque psoriasis, with PASI-90 and Investigator’s Global Assessment (“IGA”) score of 0 (clear) or 1 (almost clear) as co-primary endpoints;
●	ICONIC-TOTAL – A 300-patient randomized, controlled Phase 3 trial to evaluate the efficacy and safety of JNJ-2113 compared with placebo for the treatment of plaque psoriasis in participants with at least moderate severity affecting special areas (scalp, genital, and/or palms of the hands and soles of the feet) with overall IGA score of 0 or 1 as the primary endpoint;
●	ICONIC ADVANCE 1 – A 750-patient randomized, controlled Phase 3 trial to evaluate the effectiveness of JNJ-2113 in participants with moderate-to-severe plaque psoriasis compared to placebo and Sotyktu (“deucravacitinib”). The trial’s primary co-endpoints are PASI-90 and IGA score of 0 or 1;
●	ICONIC ADVANCE 2 – A 675-patient Phase 3 trial similarly designed to ICONIC ADVANCE 1, which is expected to start enrolling patients later in 2024; and

●	ANTHEM-UC – A 240-patient Phase 2b randomized, controlled trial to evaluate the safety and effectiveness of JNJ-2113 compared with placebo in participants with moderate-to-severely active ulcerative colitis (“UC”).

All of the trials in the ICONIC program will use the once-daily, immediate release formulation of JNJ-2113 from the previously completed FRONTIER 1 study. The estimated primary completion date for the ICONIC-LEAD and ICONIC-TOTAL trials is November 2024 (see NCT06095115 and NCT06095102, respectively, at clinicaltrials.gov). The estimated primary completion dates for the ICONIC-ADVANCE 1 and ICONIC-ADVANCE 2 trials are March 2025 and April 2025, respectively (see NCT06143878 and NCT06220604, respectively, at clinicaltrials.gov). The estimated primary completion date for the ANTHEM-UC trial is May 2025 (see NCT06049017 at clinicaltrials.gov). Other Phase 2 trials of JNJ-2113 include the SUMMIT trial for the treatment of moderate-to-severe plaque psoriasis and FRONTIER 2, a long-term extension study, both of which were completed by JNJ in 2023.

We earned a $50.0 million milestone payment upon dosing of the third patient in the ICONIC-TOTAL Phase 3 trial in late October 2023, which we received in December 2023. We earned a $10.0 million milestone payment upon the dosing of the third patient in the ANTHEM Phase 2b trial in UC in December 2023, which we received in January 2024. To date, we have earned $172.5 million in nonrefundable payments from JNJ. We remain eligible for up to approximately $795.0 million in future development and sales milestone payments, inclusive of the potential milestones listed below:

●	$115.0 million milestone payment upon JNJ-2113 meeting the co-primary endpoints in any one of the four ICONIC program Phase 3 trials;
●	$35.0 million milestone payment upon the filing of a New Drug Application (“NDA”) for JNJ-2113 with the U.S. Food and Drug Administration (the “FDA”);
●	$50.0 million milestone payment upon approval of the NDA by the FDA; and
●	$15.0 million milestone payment upon the advancement of JNJ-2113 into a Phase 3 trial in a second indication.

We also remain eligible to receive upward tiering royalties on net product sales at percentages ranging from six percent to ten percent, with ten percent applicable for net sales over $4.0 billion.

At JNJ’s Enterprise Business Review in December 2023, JNJ highlighted JNJ-2113 as a potential first- and best-in class targeted oral IL-23 peptide antagonist with potential across multiple indications, including plaque psoriasis, psoriatic arthritis and IBD, with potential peak year sales projection of $5.0 billion plus. JNJ IL-23 monoclonal antibody (“mAb”) drugs Stelara and Tremfya generated $14.0 billion in revenues in 2023.

In February 2024, the JNJ-2113 Phase 2b FRONTIER 1 trial results in adults living with moderate-to-severe plaque psoriasis were published in the New England Journal of Medicine.

PN-943

PN-943 is a wholly owned investigational orally delivered gut-restricted alpha 4 beta 7 specific integrin antagonist for IBD. We completed a Phase 2 trial of PN-943 in patients with moderate to severe UC in early 2023. We do not intend to dedicate further internal resources to clinical development or contract manufacturing activities for our PN-943 clinical program.

Discovery Platform

Our clinical assets are all derived from our proprietary discovery platform. Our platform enables us to engineer novel, structurally constrained peptides that are designed to retain key advantages of both orally delivered small molecules and injectable antibody drugs in an effort to overcome many of their limitations as therapeutic agents.

Importantly, constrained peptides can be designed to potentially alleviate the fundamental instability inherent in traditional peptides to allow different delivery forms, such as oral, subcutaneous, intravenous, and rectal. Our discovery pipeline has strategically focused on i) hematology and blood disorders and ii) I&I diseases. For example, we have a pre-clinical stage program to identify an orally active hepcidin mimetic, which we believe to be complementary to the injectable rusfertide for offering the best treatment options for PV, hereditary hemochromatosis and other potential erythropoietic and iron imbalance disorders.

In January 2024, we announced a new oral Interleukin-17 (“IL-17”) peptide antagonist program targeting three IL-17 dimers (IL-17 AA, AF and FF) which may offer potential treatment options for hidradenitis suppurativa (“HS”), spondyloarthritis (“SpA”), plaque psoriasis and psoriatic arthritis. Our preliminary results showed similar or better in vitro potency than the currently approved drugs Cosentyx® and Taltz®. We expect to nominate a development candidate by the end of 2024.

RUSFERTIDE: AN INJECTABLE HEPCIDIN MIMETIC

Rusfertide, an injectable hepcidin mimetic, was discovered through our peptide technology platform. Hepcidin is a natural hormone that regulates iron metabolism. We are developing rusfertide for the treatment of PV.

Polycythemia Vera (“PV”)

PV Overview and Market Opportunity

PV is a rare myeloproliferative neoplasm that is typically associated with a Janus Kinase (“JAK”) 2 mutation. PV is primarily characterized by the overproduction of RBCs, which contributes to an elevated risk of cardiovascular and thrombotic events, such as heart attack and stroke. PV is also associated with a risk of disease progression to myelofibrosis or leukemia. According to National Comprehensive Cancer Network (“NCCN”) guidelines, age and thrombosis history determine a patient’s risk classification as either low-risk or high-risk. Regardless of risk, treatment guidelines for PV consistently emphasize the importance of controlling the patient’s hematocrit (RBCs as a percentage of whole blood) below 45% to reduce thrombotic risk.

Early-stage patients are typically treated with low dose aspirin and therapeutic phlebotomy. Hydroxyurea may also be used alone or in combination with phlebotomy. At later stages, patients may receive interferons, marketed as Besrami® or Pegasus®, or ruxolitinib, a JAK inhibitor marketed as Jakafi®. Cytoreductive therapies such as hydroxyurea, interferons and ruxolitinib impact all cell lines and can have challenging side effect profiles associated with their cytoreductive mechanisms. We believe there are substantial PV patient groups that could benefit from a new non-cytoreductive therapeutic option which specifically targets RBCs. Although NCCN guidelines state that hematocrit levels should be maintained below 45% to reduce thrombotic risk, analysis of a large medical claims database indicated that 78% of treated PV patients did not maintain hematocrit control below 45%. These findings showed that current therapies do not offer adequate hematocrit control, highlighting a significant unmet need in the United States alone where patients may have an elevated risk of cardiovascular and thrombotic events.

There are approximately 100,000 diagnosed and treated patients living in the United States, with a similar number in Europe, representing an estimated market opportunity of approximately $1.0 billion to $2.0 billion. Patients are typically diagnosed between the ages of 50 and 70, and median survival is approximately 20 years. Approximately 60% of PV patients are considered to have moderate treatment burden, with treatments including frequent phlebotomy and high doses of hydroxyurea. We believe rusfertide can potentially benefit a broad spectrum of patients across the continuum of care, either as monotherapy or in combination with other cytoreductive therapies.

We believe that rusfertide has the potential to provide substantial benefit to patients by offering a treatment focused on managing hematocrit in a consistent and predictable manner, dramatically decreasing the need for phlebotomy. Rusfertide is a non-cytoreductive mimetic of the natural hormone hepcidin, the master regulator of iron homeostasis in the body. Since high RBC production consumes iron stores, PV can cause iron deficiency, which is often exacerbated by phlebotomy. Rusfertide has a unique iron regulatory mechanism, which data from our Phase 2 REVIVE trial suggests allows for persistent control of hematocrit without causing iron deficiency. Rusfertide acts by redistributing iron away from the bone marrow, where iron is essential for RBC production, thereby limiting excess RBC production while still providing sufficient iron levels to support other normal cellular and organ functions.

Cancers are common in PV patients. A retrospective analysis presented at ASH on the incidence of cancers in PV patients not treated with rusfertide demonstrated the heightened underlying cancer risk in this population, particularly among those treated with hydroxyurea. Additionally, the majority of patients with prior TEs, who are at highest risk of developing a TE, did not experience recurrent TEs while on rusfertide. The mechanisms contributing to the increased risk of cancers in PV patients are not well understood. However, the subset of PV patients treated with hydroxyurea in this study of real-world claims data had nearly twice the rate of cancers compared to phlebotomy-only treated patients.

Clinical Development of Rusfertide in PV

In the fourth quarter of 2019, we initiated REVIVE, a Phase 2 trial of rusfertide in PV designed to evaluate safety and preliminary efficacy in patients requiring phlebotomy (Figure 2). The REVIVE trial was expected to enroll approximately 60 patients and consisted of a 16-week open-label dose finding stage every 4 weeks from 10 mg to 80 mg and a 12-week maintenance period at doses which generate desired hematocrit levels, followed by a 12-week randomized and blinded withdrawal stage. The trial has an OLE for up to three years to monitor long term safety and benefits of the drug. The endpoints of this clinical POC study include measurement of blood parameters (hematocrit and hemoglobin levels), reductions or delay in phlebotomy requirements, and improvements in quality-of-life symptoms. We initiated THRIVE, a Phase 2 long-term extension trial, for REVIVE patients on years three through five of treatment.

Figure 2. REVIVE: Rusfertide Phase 2 PV Study Design

We currently have the following designations for rusfertide in PV:

●	The FDA granted orphan drug designation for rusfertide for the treatment of PV in June 2020;
●	The European Medicines Agency (“EMA”) granted orphan drug designation for rusfertide for the treatment of PV in October 2020; and
●	The FDA granted fast track designation for rusfertide for the treatment of PV in December 2020.

During the first quarter of 2021, we initiated PACIFIC, a Phase 2 trial for rusfertide in up to 20 patients diagnosed with PV and with routinely elevated hematocrit levels (>48%). Rusfertide dosed twice a week was able to reduce patient mean hematocrit from 53% to below 45% in less than 8 weeks for most patients and within 4-6 weeks for a few patients.

Once the patient’s hematocrit was below 45%, dosing was adjusted and weekly dosing was maintained to control hematocrit without phlebotomy. The PACIFIC trial was completed during the second quarter of 2023.

On September 16, 2021, the FDA placed a clinical hold on our then ongoing rusfertide clinical trials following our submission to the FDA of findings in a 26-week rasH2 transgenic mouse carcinogenicity study. In October 2021, we submitted a Complete Response to the FDA related to the clinical hold, and the FDA removed the clinical hold on October 8, 2021. In our Complete Response, we provided the individual patient clinical safety reports the FDA requested for human cancers observed in rusfertide clinical trials, updated the investigator brochure and patient informed consent forms for ongoing rusfertide trials, proposed new safety and stopping rules in trial protocols for our ongoing rusfertide clinical trials, and performed a comprehensive review of our rusfertide safety database. Dosing of patients and enrollment in ongoing clinical trials with rusfertide resumed in the fourth quarter of 2021. In consultation with the FDA, we implemented new safety monitoring procedures, including cancer surveillance measures (augmented dermatological examinations), and new stopping rules. Following this brief clinical hold, over 90% of patients in the REVIVE trial provided reconsent and returned to rusfertide treatment after dosing interruption and re-initiation.

We enrolled 63 patients in the ongoing REVIVE Phase 2 clinical trial of rusfertide in PV prior to the clinical hold and we enrolled seven additional patients to target approximately 50 patients to complete the randomized withdrawal part of the trial. The vast majority of patients treated with rusfertide were able to eliminate therapeutic phlebotomies and maintain a target hematocrit level of less than 45 percent. Treatment with rusfertide was also shown to reverse iron deficiency, an important side effect of regular therapeutic phlebotomies as a treatment for PV. Early observations suggest a decreased symptom burden over time, including overall burden (myeloproliferative neoplasm total symptom score), as well as measurements specific to mental function, fatigue and itching.

Preliminary results indicated that rusfertide therapy resulted in rapid, sustained and durable hematocrit control without clinically meaningful changes in white blood cell and platelet counts. Subjects have been under treatment for a median of 1.5 years with the majority of subjects remaining essentially phlebotomy-free. Rusfertide demonstrated similar efficacy in all categories of patients, independent of the PV patient risk category or concurrent therapy with hydroxyurea, interferon or ruxolitinib. Trial participation was halted in one patient due to asymptomatic thrombocytosis. One patient developed acute myelogenous leukemia (“AML”), which was deemed not to be related to rusfertide. Significant adverse events included syncope, peripheral artery aneurysm, gastroenteritis, chest pain, AML, squamous cell carcinoma (skin), melanoma & basal cell carcinoma. ISRs were most common and associated with 28.1% of injections and are transient in nature.

At the June 2022 American Society of Clinical Oncology Annual Meeting, we presented updated interim results for REVIVE and PACIFIC demonstrating the effects of dosing interruption and resumption following the brief clinical hold described above. Rusfertide dosing interruption led to loss of effect, including increased phlebotomy rate and increases in hematocrit and red blood cells. Rusfertide restart restored therapeutic benefits. At the June 2022 European Hematology Association Congress, we presented interim data as of May 2022 showing that rusfertide treatment interruption reverses hematologic gains and re-initiation of treatment restores therapeutic benefits in patients with PV. At the December 2022 ASH meeting, we presented data as of October 2022 related to rusfertide, including a subgroup of analyses of the adverse event profile from the REVIVE trial. These preliminary results indicated that 84% of treatment-emergent adverse events (“TEAEs”) were Grade 2 or below. 16% of patients experienced Grade 3 TEAEs and there were no Grade 4 TEAEs.

In March 2023, we announced positive topline results from the blinded, placebo-controlled, randomized withdrawal portion of the REVIVE trial. Subjects receiving rusfertide achieved statistically significant improvements versus placebo in the trial’s primary endpoint. The double-blind, placebo-controlled, 12-week randomized withdrawal portion was included as Part 2 of the REVIVE trial to evaluate rusfertide in PV patients with frequent phlebotomy requirements. In the REVIVE trial, subjects were initially enrolled in the 28-week open label dose-titration and efficacy evaluation Part 1 of the trial, followed by 1:1 randomization of 53 subjects to placebo versus rusfertide therapy for a subsequent duration of 12 weeks. More subjects receiving rusfertide during the blinded randomized withdrawal portion of the REVIVE trial were responders compared with placebo (69.2% versus 18.5%, p=0.0003). A trial subject was defined as a responder if the subject completed 12 weeks of double-blind treatment while maintaining hematocrit control without phlebotomy eligibility and without phlebotomy. During the 12 weeks of the blinded randomized withdrawal, 92.3% of subjects on rusfertide (24 out of 26) were not phlebotomized.

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

Rusfertide continued to be generally well tolerated in the REVIVE trial, with localized ISRs comprising the majority of reported adverse events. No new safety signals were observed in safety data disclosed in connection with the Part 2 efficacy results, relative to the safety data from the REVIVE trial presented at the December 2022 ASH Annual Meeting.

In December 2023, we presented two-year follow up data from patients in the Phase 2 REVIVE trial who continued into the OLE at the ASH 2023 Annual Meeting. The Phase 2 trial consisted of three parts including 70 patients in the dose-finding Part 1, 59 patients in the placebo-controlled, randomized withdrawal Part 2, and 58 patients in the OLE. At the end of Part 2, 69% (18/26) of rusfertide patients achieved hematocrit control and remained phlebotomy free at 12 weeks, compared to only 19% (5/27) on placebo (p=0.0003). Among the 58 patients that continued into the OLE, as of October 17, 2023 (data cut-off date for the ASH presentation), 57 had been treated for over one year and 37 had been treated for over two years. The median follow-up was 2.1 years and data were provided out to 2.5 years in 21 patients.

Results showed that rusfertide, when used in patients previously treated with phlebotomy with or without cytoreductive therapy through two years, resulted in:

• long-term durable control of hematocrit well below the 45% threshold, decreased red blood cell counts and decreased phlebotomy use;

• improved and normalized serum ferritin levels; and

• no new safety signals, with the majority of adverse events being grade 1-2 ISRs that decreased in frequency over time, or adverse events consistent with comorbidities anticipated in the PV population.

In February 2024, the full Phase 2 REVIVE trial results, including efficacy and safety data, were published in the New England Journal of Medicine.

We initiated VERIFY, a global double-blind, placebo-controlled Phase 3 clinical trial of rusfertide in PV for approximately 250 patients, in the first quarter of 2022 (Figure 3). We expect enrollment completion by the end of the first quarter of 2024. By the end of 2024, we expect to receive the results of our ongoing two-year study evaluating the carcinogenicity potential of rusfertide when administered once weekly to rats.

Figure 3. VERIFY: Rusfertide Phase 3 PV Study Design

In January 2024, we entered into a worldwide license and collaboration agreement for the development and commercialization of rusfertide with Takeda, which is yet to become effective. Under the terms of the agreement, we expect to receive an upfront payment of $300 million and to be eligible to receive additional worldwide development, regulatory and commercial milestone payments of up to $330 million, as well as tiered royalties from 10% to 17% on ex-U.S. net sales. We expect to be responsible for research and development through the completion of the Phase 3 VERIFY trial and U.S. regulatory approval. Takeda is expected to have rights for ex-U.S. development and to be responsible for leading global commercialization activities. We and Takeda expect to also share equally in U.S. profits and losses (50% to us and 50% to Takeda).

Further details related to the agreement, including our right to opt-out of the 50:50 U.S. profit and loss sharing arrangement in exchange for enhanced economics, are available in our Current Report on Form 8-K filed on January 31, 2024 with the SEC. The effectiveness of the agreement is dependent on and subject to the termination or expiration of any applicable waiting periods under the HSR Act.

OVERVIEW OF DISEASES DRIVEN BY THE IL-23 PATHWAY: PSORIASIS AND INFLAMMATORY BOWEL DISEASE

IL-23 is a member of the IL-12 family of cytokines with pro-inflammatory and immune stimulatory properties. Cytokines are cell signaling proteins that are released by cells and affect the behavior of other cells. Binding of the IL-23 ligand to the IL-23R receptor leads to an expression of pro-inflammatory cytokines involved in the local tissue autocrine cascade that is an important pathway of many inflammatory diseases, including psoriasis and IBD. The injectable antibody drug Stelara® (marketed for psoriasis, psoriatic arthritis, UC and CD) is a p40 antagonist antibody that inhibits both the IL-23 and IL-12 pathways. Next-generation antibody drugs, such as Tremfya® and Skyrizi®, target the p19 subunit of the IL-23 ligand and are specific inhibitors of the IL-23 pathway, which is believed to be the critical driver of local tissue pathology. Tremfya® is approved in psoriasis and psoriatic arthritis and has completed successful Phase 3 clinical trials in UC and CD. Skyrizi® is approved in psoriasis, psoriatic arthritis, UC and CD. Eli Lilly and Company’s anti-IL-23 antibody Omvoh® (mirikizumab) has been approved in UC and has reported positive results in a Phase 3 CD trial.

Psoriasis

Psoriasis is a chronic inflammatory disease of the skin that affects 130 million people worldwide and 8 million in the United States, translating to 2-3% of the adult population. Psoriasis is associated with several comorbid conditions including cardiovascular disease and obesity, and 30% of psoriasis patients develop arthritic complications. Psoriasis is also associated with significantly decreased quality of life for patients.

Plaque psoriasis is the most common form of psoriasis, which is recognized as the most prevalent immune-mediated inflammatory disease, involving skin and joints and associated with abnormalities of other systems. Several factors, such as surface area covered and symptom burden, impact whether one’s psoriasis is considered mild, moderate, or severe. Typically, 3-10% of affected body surface area is considered moderate psoriasis, and more than 10% is considered severe psoriasis. Global market sales for psoriasis therapies in 2022 were $23.1 billion, with U.S. market sales of $16.3 billion. The global market forecast for 2030 anticipates sales of $30.0 billion, with U.S. market sales of $20.7 billion. Identification of the IL-23/IL-17 axis as the key pathway driving psoriatic inflammation has led to the development of more effective and safer systemic therapies that inhibit IL-17 (e.g., Taltz®, Cosentyx®) and IL-23 (e.g., Tremfya®, Skyrizi®). These biologics have revolutionized the treatment of moderate-to-severe psoriasis, with superior efficacy and safety compared to conventional oral therapies (e.g., methotrexate, cyclosporin), and first-generation biologics (e.g., anti-TNFs, Stelara®). The anti-IL-17 and anti-IL-23 classes are associated with PASI 75 scores (75% improvement in skin inflammation) in 90% of patients, and complete clearance of the skin (PASI 100) in 30-40% of patients. The anti-IL-17 class is ineffective in IBD, surprisingly showing overall worsening of disease in Phase 2 trials, which is reflected in the product labels. There is still an unmet need for new therapies. Only 25% of biologic eligible moderate-to-severe psoriasis patients are treated with a biologic. The parenteral route of administration for these advanced biologics poses a patient level barrier to entry. Two oral medicines have been approved in moderate-to-severe psoriasis. Otezla® was approved in 2014. It is the least effective of all drugs approved since 2004 with PASI 75 of approximately 30% but is used widely because of a perceived positive safety profile. In 2022, the first TYK2 inhibitor, Sotyktu®, was approved. In Phase 3 trials, it has demonstrated approximately 55% PASI 75 scores. A second TYK2 inhibitor, TAK-279 is in Phase 3 trials for moderate-to-severe plaque psoriasis. We believe there is still significant need for safe and effective oral therapies in moderate-to-severe psoriasis.

Psoriatic Arthritis

Psoriatic arthritis is an inflammatory disease of the peripheral and axial joints that complicates psoriasis in up to 30% of patients. Among the 8 million patients in the United States with psoriasis in 2022, it is estimated that approximately 1 million patients have psoriatic arthritis. Many patients with active psoriatic arthritis may have mild psoriasis and many patients with severe psoriasis may have only mild psoriatic arthritis symptoms. Psoriatic arthritis is associated with several chronic conditions. Psoriatic arthritis may present even before skin symptoms in 10% to 15% of patients. Cardiovascular comorbidities have a higher prevalence in psoriatic arthritis than psoriasis and can impact lifespan and quality of life. Several new targeted therapies have been approved for use in psoriatic arthritis, with additional therapies in development. These advances have improved outcomes, including reductions in musculoskeletal symptoms, skin manifestations and radiographic joint damage. The same drugs approved in psoriasis are also approved in psoriatic arthritis. One notable exception is that the JAK inhibitors, Xeljanz® and Rinvoq®, are approved in psoriatic arthritis without the respective label in psoriasis.

Inflammatory Bowel Disease (“IBD”)

IBD is a group of chronic autoimmune and inflammatory conditions of the colon and small intestine, consisting primarily of UC and CD. In UC, inflammation may be limited to part of the colon or extend through its entirety. UC is primarily characterized by ulceration of the intestinal surface, accompanied by rectal bleeding and frequent, urgent bowel movements. CD occurs anywhere along the GI tract, commonly affecting the small intestine and the proximal large intestine. CD complications may include strictures and fistula, which penetrate all layers of the intestine. UC is usually diagnosed earlier than CD due to bleeding symptoms. Patients with CD may initially present with abdominal pain, fatigue and anorexia, which can be misdiagnosed. Both diseases’ peak diagnosis years are in young adulthood and are found about equally in both males and females. Management is lifelong and affects school attendance, graduation rates, childbearing and work productivity. IBD prevalence is increasing worldwide and is correlated with the adoption of western diets and lifestyle, as well as genetic factors (5-20% of affected patients have a first degree relative with the disease).

According to the Crohn's & Colitis Foundation, IBD is diagnosed in nearly 1 in 100 Americans, resulting in a population of approximately 2.4 million patients in the United States. In 2022, global sales for UC therapies were approximately $7.7 billion, and the market is expected to grow to $10.6 billion by 2028. In 2022, global sales for CD therapies were estimated to be $16.2 billion, with anticipated growth to $18.9 billion by 2028.

For many years, tumor necrosis factor-alpha (“TNF-α”) antibody drugs were the primary treatment for moderate-to-severe IBD. Humira® and Remicade® are injectable and infused, respectively. Approximately one third of IBD patients do not respond to TNF-α antibody drugs and approximately another 30% to 40% become refractory within the first year of treatment. Additionally, TNF-α antibody drugs may predispose patients to an increased risk of serious infection and the development of anti-drug antibodies, which over time can cause loss of drug response. More recently, antibody products focused on potentially safer mechanisms of action have been gaining market share. One such product is Takeda’s Entyvio®, which targets the α4β7 integrin pathway. Takeda reported 2022 sales of Entyvio® of approximately $6.4 billion. Similarly, Johnson & Johnson’s Stelara®, which targets the Interleukin 12 (“IL-12”) and Interleukin 23 (“IL-23”) pathways, has gained significant traction. Johnson & Johnson global sales of Stelara® (approved for psoriasis, psoriatic arthritis, moderate-to-severe CD and UC) were $10.9 billion in 2023. Three anti-IL-23 mAbs are in Phase 3 trials or beyond in IBD: Tremfya®, Skyrizi® and Ely Lilly and Company’s mirikizumab. The development of oral medicine has been an unmet need and priority in IBD. The pan-JAK inhibitor Xeljanz® was approved in UC (but not CD) in 2018. The label contains black box warnings for “an increased risk of serious heart-related events such as heart attack or stroke, cancer, blood clots, and death.” The more selective JAK1/3 inhibitor Rinvoq® was approved in 2022 for UC and CD. The label carries the same black box warnings. The S1P1 modulator class of oral small molecules has also demonstrated efficacy in IBD, with Zeposia® approved in UC (but not CD) in 2021, and etrasimod approved in UC in 2023. The S1P1 class is associated with immunosuppression, cardiac, pulmonary and ocular toxicities.

The development of new, potent and targeted orally delivered therapies for IBD may offer safer and more effective treatment options, alone or in combination, for moderate-to-severe IBD patients. In addition, many clinicians continue to advocate for earlier introduction of targeted therapeutics in mild-to-moderate IBD to prevent disease progression and irreversible gastrointestinal damage. Given that the most effective agents in IBD induce remission in no more than 30% of patients, there has been much recent interest in combination therapies to break through this “therapeutic ceiling.” In 2022, JNJ reported results of the VEGA study, the first randomized double bind clinical trial to assess the combination of an anti-TNF (Simponi®) with an anti-IL-23 (Tremfya®) in moderate-to-severe UC. In the Phase 2a POC trial, investigators found 83.1% of patients in the treatment group achieved a clinical response and 36.6% of patients treated with the combination therapy achieved clinical remission. The high rates of clinical response and remission are both higher than the response and remission rates of patients treated with guselkumab alone (74.6%; 21.1%) and golimumab alone (61.1%; 22.2%). Hence, we believe the IL-23 inhibition mechanism is a potentially paradigm shifting combination strategy to improve remission rates in UC.

JNJ-2113: AN ORAL IL-23 RECEPTOR ANTAGONIST

JNJ License and Collaboration Agreement

We have a worldwide license and collaboration agreement with JNJ to research, develop and co-detail our IL-23 receptor (“IL-23R”) antagonist compounds for all indications, including IBD. The agreement with JNJ was amended in May 2019 to expand the collaboration by supporting efforts towards second-generation IL-23R antagonists; and in July 2021 to, among other things, enable JNJ to independently research and develop collaboration compounds for multiple indications in the IL-23 pathway and further align our financial interests. See Part II, Item 7. “Management’s Discussion and Analysis – Overview” and Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information. JNJ is an experienced innovator in therapeutics targeting the IL-23 pathway. Stelara® is a monoclonal antibody targeting IL-12 and IL-23 through their common p40 subunit is approved in psoriasis, psoriatic arthritis, CD and UC. Stelara® generated $10.9 billion in sales in 2023. Tremfya® is a specific IL-23 monoclonal antibody. It is approved in psoriasis and psoriatic arthritis and has completed successful Phase 3 trials in UC and CD. Tremfya® generated $3.1 billion in sales in 2023. We believe that in both psoriasis and IBD, there is an urgent need for safe and effective oral therapies. It is notable that Stelara® lost patent exclusivity in 2023 with biosimilar competition expected.

JNJ-2113 (formerly known as PN-235), an orally delivered IL-23R specific antagonist for the potential treatment of psoriasis, psoriatic arthritis and IBD indications, was discovered through our peptide technology platform. IL-23, a member of the IL-12 family of pro-inflammatory cytokines, is a protein that regulates inflammatory and immune function and plays a key role in the development of IBD. By blocking IL-23R, we believe JNJ-2113 may improve disease symptoms while potentially minimizing the risk of systemic side effects. During the fourth quarter of 2021, a decision was made by JNJ to advance development of our IL-23R antagonist JNJ-2113. For JNJ-2113, JNJ is primarily responsible for the conduct of all further development, and we were primarily responsible for the discovery, IND-enabling studies and the initial Phase 1 study.

Clinical Development of JNJ-2113

A Phase 1 study was initiated for JNJ-2113 in December 2020. The Phase 1 study for JNJ-2113 was designed to determine the safety, tolerability and pharmacokinetics of JNJ-2113 in 107 healthy volunteers. The study was conducted in three parts: a SAD component, a MAD component, and a randomized, crossover solid dose comparison component. The primary endpoint was safety as measured by number and severity of adverse events. Secondary outcomes included pharmacokinetics measurements of peak concentration and area under the curve. This Phase 1 study was completed in September 2021. Results of the Phase 1 study demonstrated that administration of JNJ-2113 was well-tolerated. No serious adverse events or dose-limiting toxicities were observed. The pharmacokinetic and pharmacodynamic parameters of JNJ-2113 were consistent with those predicted by pre-clinical studies.

In February 2022, JNJ initiated FRONTIER 1, a 255-patient Phase 2b clinical trial of JNJ-2113 in moderate-to-severe plaque psoriasis, which was completed in December 2022. FRONTIER 1 was a randomized, multicenter, double-blind, placebo-controlled trial that evaluated three once-daily dosages and two twice-daily dosages of JNJ-2113 taken orally. The primary endpoint of the trial was the proportion of patients achieving PASI-75 at 16 weeks. In July 2023, we announced updated positive topline results from the trial, which were presented by JNJ at the World Congress of Dermatology in Singapore. JNJ-2113 achieved the trial’s primary and secondary efficacy endpoints. A statistically significant greater proportion of patients who received JNJ-2113 achieving PASI-75 responses as well as PASI-90 and PASI-100 responses compared to placebo at week 16 in all five of the trial’s treatment groups. A clear dose response was observed across an eight-fold dose range. Treatment was well tolerated, with no meaningful difference in frequency of adverse events across treatment groups versus placebo.

JNJ has initiated five additional JNJ-2113 trials, including:

●	ICONIC-LEAD – A 600-patient randomized, controlled Phase 3 trial to evaluate the safety and efficacy of JNJ-2113 compared with placebo in participants with moderate-to-severe plaque psoriasis, with PASI-90 and IGA score of 0 (clear) or 1 (almost clear) as co-primary endpoints;
●	ICONIC-TOTAL – A 300-patient randomized, controlled Phase 3 trial to evaluate the efficacy and safety of JNJ-2113 compared with placebo for the treatment of plaque psoriasis in participants with at least moderate severity affecting special areas (scalp, genital, and/or palms of the hands and soles of the feet) with overall IGA score of 0 or 1 as the primary endpoint;
●	ICONIC ADVANCE 1 – A 750-patient randomized, controlled Phase 3 trial to evaluate the effectiveness of JNJ-2113 in participants with moderate-to-severe plaque psoriasis compared to placebo and Sotyktu (“deucravacitinib”). The trial’s primary co-endpoints are PASI-90 and IGA score of 0 or 1;
●	ICONIC ADVANCE 2 – A 675-patient Phase 3 trial similarly designed to ICONIC ADVANCE 1, which is expected to start enrolling patients later in 2024; and
●	ANTHEM-UC – A 240-patient Phase 2b randomized, controlled trial to evaluate the safety and effectiveness of JNJ-2113 compared with placebo in participants with moderate-to-severely active UC.

All of the trials in the ICONIC program will use the once-daily, immediate release formulation from the previously completed FRONTIER 1 study. The estimated primary completion date for the ICONIC-LEAD and ICONIC-TOTAL trials is November 2024 (see NCT06095115 and NCT06095102, respectively, at clinicaltrials.gov). The estimated primary completion dates for the ICONIC-ADVANCE 1 and ICONIC-ADVANCE 2 trials are March 2025 and April 2025, respectively (see NCT06143878 and NCT06220604, respectively, at clinicaltrials.gov). The estimated primary completion date for the ANTHEM-UC trial is May 2025 (see NCT06049017 at clinicaltrials.gov). Other Phase 2 trials of JNJ-2113 include the SUMMIT trial of JNJ-2113 for the treatment of moderate-to-severe plaque psoriasis, and FRONTIER 2, a long-term extension study, both of which were completed by JNJ in 2023.

At JNJ’s Innovative Medicines Enterprise Business Review in December 2023, JNJ highlighted JNJ-2113 as a potential first- and best-in class targeted oral IL-23 peptide antagonist with potential across multiple indications, including psoriasis, psoriatic arthritis and IBD, with potential peak year sales projection of $5.0 billion plus. JNJ IL-23 mAb drugs Stelara and Tremfya generated $14.0 billion in revenues in 2023.

In February 2024, the JNJ-2113 Phase 2b FRONTIER 1 trial results in adults living with moderate-to-severe plaque psoriasis were published in the New England Journal of Medicine.

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

The platform is used to develop potential drug candidates (agonists and antagonists): (i) using the structure of a target, when available, (ii) de novo when no target structure exists, or (iii) from publicly disclosed peptide starting points. In a structure-based approach, our proprietary molecular design software and structural database of several thousand constrained peptides, termed Vectrix™, are screened to identify suitable scaffolds. The scaffolds identified form the basis of designing and constructing the first set of phage or chemical libraries. The initial hits are identified by either panning or screening such libraries, respectively. When structural information is unavailable for a target, hits are identified by panning a set of 34 proprietary cluster-based phage libraries consisting of millions of constrained peptides. Once the hits are identified, they are optimized using a set of peptide, peptide mimetic and medicinal chemistry techniques that include the incorporation of new or manipulation of existing cyclization-constraints, as well as natural or unnatural amino acids and chemical conjugation or acylation techniques. These techniques are applied to optimize potency, selectivity, stability, exposure and ultimately efficacy. For rusfertide, hit discovery and optimization relied exclusively on medicinal and computational chemistry, with no phage display, to develop potent and selective injectable candidates with enhanced stability and exposure in blood. For injectable products, stability in blood is determined using in vitro assay techniques to identify chemical and biological sites of degradation, which are then optimized while still maintaining potency and selectivity. Conjugation strategies are used to optimize the exposure of the injected peptide. For JNJ-2113, phage display is tightly coupled to medicinal chemistry, structural biology and oral stability techniques to develop potent, selective and orally delivered molecules. Oral stability is profiled in a series of in vitro and ex vivo assays that portray the chemical and metabolic barriers a peptide will encounter as it transits the GI and systemic compartments as needed. These metabolically labile spots in the peptides are optimized using medicinal chemistry-based approaches to engineer oral stability while maintaining selectivity and potency. Various in vivo pharmacology tools are then used to quantify peptide exposure in relevant GI and systemic compartments. This data can be used to optimize required exposure over the required time frame to achieve in vivo efficacy. This is complemented by formulation technologies to enhance GI and systemic exposure by exploiting the intrinsic stability of our oral peptides. Finally, various biomarkers are also developed to correlate exposure with efficacy to guide candidate selection, dose selection and provide preliminary POC of target engagement in clinical trials.

Discovery and Preclinical Activities

We believe we have built a versatile, well-validated and unique discovery platform. For example, this peptide technology platform has been used to develop product candidates for diverse target classes including G-protein-coupled receptors, ion channels, transporters, cytokines and their receptors for a variety of therapeutic areas. In the future we may tackle other I&I, metabolic and blood disorders and expand our technology platform to provide potential opportunities to pursue a wider variety of diseases that may include oral, topical and systemic approaches. We also intend to progress our platform to achieve systemic bioavailability and activity with oral peptides, macrocycles and peptidomimetics, thereby enabling us to address systemic diseases. Examples of this approach are our pre-clinical stage program to identify an orally active hepcidin mimetic, as was reported at the American Society for Hematology’s virtual annual meeting in December 2020, the discovery and development of JNJ-2113, our IL-23R antagonist in collaboration with JNJ, and our recently announced IL-17 peptide antagonist program as described above.

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

Rusfertide

Ruxolitinib, marketed as Jakafi®, was approved in 2014 for the treatment of adults with PV who have inadequate response to or are intolerant to hydroxyurea. Approximately 5,300 PV patients are treated with Jakafi® each year. Besremi®, a ropeginterferon alfa-2b product indicated for the treatment of adults with PV, was approved with a black box warning in November 2021.

We are aware of other investigational compounds under clinical development for treatment of PV, including short interfering RNA approaches aimed at modulating or increasing endogenous hepcidin levels.

JNJ-2113

In psoriasis and psoriatic arthritis, competition will come from companies with approved injectable agents in the IL-17 and IL-12/23 pathway, including Cosentyx®, Taltz®, Siliq®, Tremfya®, and Skyrizi®. Bimekizumab (anti-IL-17A and F, UCB) has completed a positive Phase 3 program in psoriasis. Otezla® (Amgen) was the first oral agent approved in both psoriasis and psoriatic arthritis. The oral JAK inhibitors Xeljanz® (Pfizer) and Rinvoq® are approved in psoriatic arthritis. Several oral small molecules that inhibit the Janus kinase TYK2 are advancing in development. The Bristol Myers Squibb (“BMS”) TYK2 inhibitor, Sotyktu®, was approved for psoriasis in 2022. Second generation allosteric TYK2 inhibitors from Nimbus Therapeutics (recently in-licensed by Takeda) are moving into Phase 3 development, and a molecule from Ventyx Biosciences has initiated Phase 2 development. Several small molecules that inhibit IL-17 have completed Phase 1 development.

In IBD, competition will come from companies with injectable agents in the anti-integrin class (Entyvio®, Takeda, approved) and the anti-IL-12/23 class that may be approved in the next several years, including JNJ’s Stelara® (approved in UC and CD), Abbvie’s risankizumab (Skyrizi®) (UC and CD Phase 3), JNJ’s guselkumab (Tremfya®) (UC and CD); and Eli Lilly’s mirikizumab (UC and CD).

In addition, orally delivered agents with novel mechanisms of action that are approved for or in development and may be approved for UC and/or CD prior to or shortly after the launch of our product candidates can have significant impact in the competitive environment, including,

●	JAK inhibitors: The pan-JAK tofacitinib (Xeljanz®) is approved in UC. The next-generation selective JAK1/3 inhibitors, including Abbvie’s upadacitinib (Rinvoq®) was approved in UC and

CD in 2022. Pfizer’s selective JAK1/TEC inhibitor ritlecitinib is in Phase 2 development for UC and CD; and
●	S1P1 receptor modulators: BMS’s ozanimod (Zeposia®) is approved in UC. Second-generation agents including Pfizer’s etrasimod (Phase 3 UC, Phase 2b CD) are in development.

Morphic Therapeutics is developing MORF-057, an oral small molecule targeting α4β7, which is progressing in Phase 2 development in UC. Other oral small molecules targeting α4β7 from Gilead and EA Pharma are in early clinical development. Many other agents are in early-stage development in IBD, including injectable anti-TLIA antibodies by Pfizer and Prometheus, which have both recently presented positive Phase 2 results in UC.

IL-17

In competitive areas, we believe there is a strong need for a differentiated oral approach. The injectable mAbs Cosentyx and Taltz targeting IL-17 AA and AF are approved in psoriasis, psoriatic arthritis, and SpA. Cosentyx was also recently the first IL-17 inhibitor approved in HS. Siliq, a mAb to the IL-17 receptor, is approved in psoriasis only and carries a black box warning for suicidal ideations. Bimzelx is a mAb that targets IL-17 AA, AF and FF. It is approved in psoriasis and psoriatic arthritis with positive phase 3 results in SpA and HS. Sonelokimab (MoonLake) is an injectable nanobody with IL-17 AA, AF and FF activity and has demonstrated POC in Phase 2 in psoriasis, psoriatic arthritis, and HS. There are several oral IL-17 small molecules in clinical development with the most advanced, DC-806 (Lilly via acquisition of DICE Therapeutics) in a Phase 2b trial in psoriasis. JNJ and Sanofi are also developing small molecules.

Material Agreements

JNJ License and Collaboration Agreement

On July 27, 2021, we entered into an Amended and Restated License and Collaboration Agreement (the “Restated Agreement”) with JNJ, which amended and restated the License and Collaboration Agreement, effective July 13, 2017, by and between us and JNJ (the “Original Agreement”), as amended by the first amendment, effective May 7, 2019 (the “First Amendment”). Upon the effectiveness of the Original Agreement, we received a non-refundable, upfront cash payment of $50.0 million from JNJ. Upon the effectiveness of the First Amendment, we received a $25.0 million payment from JNJ in 2019. In the first quarter of 2020, we received a $5.0 million payment triggered by the successful nomination of a second-generation IL-23R antagonist development compound. In the fourth quarter of 2021, we received a $7.5 million milestone payment from JNJ triggered by completion of the data collection for JNJ-2113 Phase 1 activities. In the second quarter of 2022, we received a $25.0 million milestone payment in connection with the dosing of the third patient in FRONTIER 1 during the first quarter of 2022. In the fourth quarter of 2023, we received a $50.0 million milestone payment in connection with the dosing of the third patient in the ICONIC-TOTAL Phase 3 trial. In the first quarter of 2024, we received a $10.0 million milestone payment in connection with the dosing of the third patient in the ANTHEM Phase 2b trial during the fourth quarter of 2023. See Part II, Item 7, “Management’s Discussion and Analysis – Overview” and Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

Takeda Collaboration Agreement

In January 2024, we entered into a worldwide license and collaboration agreement for the development and commercialization of rusfertide with Takeda (the “Takeda Collaboration Agreement”), which is yet to become effective. See Note 15 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

Research Collaboration and License Agreement with Zealand Pharma A/S

In June 2012, we entered into a Research Collaboration and License Agreement (the “Zealand Agreement”) with Zealand Pharma A/S (“Zealand”) to identify, optimize and develop novel disulfide-rich peptides to discover a hepcidin mimetic. We amended this agreement on February 28, 2014, at which point Protagonist assumed responsibility for the development program. See Part II, Item 7. “Management’s Discussion and Analysis – Contractual Obligations and Other Commitments” and Note 7 and Note 9 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing the valid enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products and methods of manufacturing the same. For more information, please see Item 1A, “Risk Factors—Risks Related to Our Intellectual Property.”

We own or co-own 26 issued U.S. patents, over 62 granted ex-U.S. patents, and numerous U.S. and ex-U.S. patent applications related to our clinical assets. We possess substantial know-how and trade secrets relating to the discovery, development and commercialization of peptide based therapeutic products. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to, for example, peptide-based therapeutic compounds and compositions, methods of using these peptide-based therapeutic compounds and compositions to treat or prevent disease, methods of manufacturing peptide-based therapeutic compounds and compositions, and other proprietary technologies and processes related to our lead product development candidates. Specific patents and patent applications are directed to compositions of α4β7 integrin peptides, IL-23R antagonist peptides, and hepcidin mimetics peptides, as well as methods of synthesizing and using these peptides to treat disorders. Applications are currently pending in the United States and other major jurisdictions, including Australia, Canada, China, Japan, and Europe. We expect our patents and patent applications, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from October 2033 to July 2041 (excluding possible patent term extensions).

Our objective is to continue to expand our portfolio of patents and patent applications in order to protect our clinical assets and related peptide-based drug technologies.

We also license patents and patent applications directed to processes and methods related to our technology platform. These patents have issued in the United States and other major jurisdictions, including Australia and Europe. Some licensed patents are expired. Material aspects of our technology platform are protected by trade secrets and confidentiality agreements.

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

The term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration of a U.S. patent as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Moreover, a patent can only be extended once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. When possible, we expect to apply for patent term extensions for patents covering our product candidates and their methods of use.

Trade Secrets

We rely on trade secrets to protect certain aspects of our technology, particularly in relation to our technology platform. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For more information, please see Item 1A, “Risk Factors—Risks Related to Our Intellectual Property.”

Manufacturing

We contract with third parties for the manufacturing of our product candidates for pre-clinical studies and clinical trials and eventually for commercial supplies and intend to continue to do so in the future. We do not own or operate any manufacturing facilities and we have no plans to build any owned clinical or commercial scale manufacturing capabilities. We believe that the use of contract manufacturing organizations (“CMOs”) eliminates the need for us to directly invest in manufacturing facilities, equipment and additional staff. We have established a global supply chain for raw material, active pharmaceutical ingredients (“API”), drug product manufacturing and distribution. We work with contract manufacturers in the United States, Europe and Asia. Although we rely on contract manufacturers, our personnel and consultants have extensive manufacturing and quality control experience overseeing CMOs. We regularly consider second source or back-up manufacturers for both API and drug product manufacturing. To date, our third-party manufacturers have met the manufacturing requirements for our product candidates. We expect third-party manufacturers to be capable of providing supplies needed for our product candidates to meet anticipated full-scale commercial demands, and we have selected CMOs that can manufacture our product candidates for our ongoing and planned clinical trials as well as commercial supplies. We currently engage CMOs on a “fee for services” basis for our current development and clinical supplies.

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

U.S. Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act and its implementing regulations. The process of obtaining regulatory approvals and the compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of pre-clinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practices (“GLP”) regulations;
●	submission to the FDA of an IND application, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board (“IRB”) at each clinical site before each trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practice (“GCP”) requirements to establish the safety and efficacy of the proposed drug product for each indication;
●	submission to the FDA of an NDA (or Biologics License Application (“BLA”) for a biologic product);
●	satisfactory completion of an FDA advisory committee review, if applicable;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices (“cGMP”) requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
●	satisfactory completion of an FDA inspection of one or more clinical trial sites to assure compliance with GCP requirements and the clinical protocol; and
●	FDA review and approval of the NDA.

Pre-clinical Studies

Pre-clinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. These pre-clinical studies must comply with GLP. An IND sponsor must submit the results of the pre-clinical tests, together with manufacturing information, analytical data and any available clinical data or literature to the FDA as part of an IND. Some pre-clinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on a clinical hold. In such case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements. GCP requirements mandate that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND (or equivalent international submission). In addition, an IRB or ethics committee (“EC”) must review and approve the plan for any clinical trial at all institutions participating in the clinical trial before it commences at that site. Information about certain clinical trials must be submitted within specific time frames to the National Institutes of Health for public dissemination on www.clinicaltrials.gov.

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

Marketing Approval

Following successful completion of the required clinical testing and the results of the pre-clinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other information, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to an application user fee. Under the Prescription Drug User Fee Act (“PDUFA”) guidelines, the FDA has a target of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to the FDA.

In addition, under the Pediatric Research Equity Act of 2003, certain NDAs or supplements to an NDA must contain data that is adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

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

Fast Track Designation

The FDA has various programs, such as fast track designation. These programs are intended to expedite or simplify the process for the development and FDA review of drugs for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients faster. The sponsor of a new drug may request fast track designation concurrent with, or after, the filing of the IND. To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life threatening disease or condition and demonstrates the potential to address an unmet medical need. A product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety. Fast track designation provides additional opportunities for interaction with the FDA’s review team and may allow for rolling review of NDA components before the completed application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. However, the FDA’s time goal for reviewing an application does not begin until the last section of the NDA is submitted. The FDA may decide to rescind the fast track designation if it determines that the qualifying criteria no longer apply.

Orphan Designation

The FDA may grant orphan designation to drugs or biologics intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States. The FDA may also grant the designation if the disease affects more than 200,000 individuals in the United States, and there is no reasonable expectation that the cost of developing and marketing the product for this type of disease or condition will be recovered from sales in the United States. Orphan designation must be requested before submitting an NDA or BLA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Drugs or biologics with orphan designation are not subject to a PDUFA fee upon the submission of an NDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

There is some uncertainty with respect to the FDA’s interpretation of the scope of orphan drug exclusivity. Historically, exclusivity was specific to the orphan indication for which the drug or biologic was approved. As a result, the scope of exclusivity was interpreted as preventing approval of a competing product. However, in 2021, the federal court in Catalyst Pharmaceuticals, Inc. v. Becerra, suggested that orphan drug exclusivity covers the full scope of the orphan-designated “disease or condition” regardless of whether a drug obtained approval for a narrower use.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse side effects of unanticipated severity or frequency, problems with manufacturing processes, or failure to comply with regulatory requirements may result in mandatory revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS program. Other potential consequences include:

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain ACA requirements or otherwise circumvent some of the health insurance mandates. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017, or the Tax Act, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on some individuals who do not maintain qualifying health coverage for all or part of a year. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and the medical device tax, and also eliminated the health insurance tax. The Bipartisan Budget Act of 2018 amends the ACA to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole,” and increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in the Medicare Part D program. The Inflation Reduction Act (“IRA”), enacted August 16, 2022, aims to control prescription drug prices in the upcoming years. The IRA will allow the Centers for Medicare & Medicaid Services (“CMS”) to cap out-of-pocket costs in 2025 and to negotiate prescription drug prices in 2026 for the first time. Additionally, the IRA provides a new “inflation rebate” covering Medicare patients beginning in 2023 to prevent rapid and arbitrary price increases in prescription drugs. These and any other legislation or healthcare reform measures of the Biden administration may impact the ACA and our business. There may also be further challenges to the ACA, and new laws may also result in additional reductions in Medicare and other health care funding.

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. This scrutiny has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration implemented drug pricing reform through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from

Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule was delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers.

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

Other Health Care Laws and Compliance Requirements

We will also be subject to health care regulation and enforcement by the federal and state government and foreign governments in which we will conduct our business once our products are approved. The laws that may affect our ability to operate include the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic health care transactions and protects the security and privacy of protected health information; the criminal health care fraud statutes under HIPAA also prohibit persons and entities from knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services; the Anti-Kickback Statute, which prohibits persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal health care programs such as the Medicare and Medicaid programs; federal false claims laws and civil monetary penalties laws that prohibit any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid; and the Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or Children’s Health Insurance Program to report annually to the HHS information related to payments and other transfers of value made to various healthcare professionals including physicians, physician assistants, nurse practitioners and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members.

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

Drug and Biologic Development Process in the European Union (“EU”)

All clinical trials included in applications for marketing authorization for human medicines in the EU must be carried out in accordance with EU regulations. This means that such clinical trials must comply with EU clinical trial legislation, as well as ethical principles equivalent to those set out in the EU and in Iceland, Norway and Liechtenstein (together, the European Economic Area, or “EEA”, including adhering to international good clinical practice and the Declaration of Helsinki. The conduct of clinical trials in the EU is governed by the EU Clinical Trials Regulation (EU) No. 536/2014 (“CTR”) which entered into force on January 31, 2022.

Under the CTR, a sponsor may submit a single application for approval of a clinical trial through a centralized EU clinical trials portal. One national regulatory authority (the reporting EU Member State proposed by the applicant) will take the lead in validating and evaluating the application consult and coordinate with the other concerned Member States. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned Member States. However, a concerned EU Member State may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such Member State. The CTR also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database (“CTIS”). Since January 31, 2023, submission of initial clinical trial applications via CTIS is mandatory, and by January 31, 2025, all ongoing trials approved under the former Clinical Trials Directive will need to comply with the CTR and have to be transitioned to CTIS.

National laws, regulations, and the applicable GCP and Good Laboratory Practice standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines on GCP and the ethical principles that have their origin in the Declaration of Helsinki.

Drug Marketing Authorization

In the EEA, after completion of all required clinical testing, pharmaceutical products may only be placed on the market after obtaining a Marketing Authorization (“MA”). To obtain an MA of a drug under EU regulatory systems, an applicant can submit a Marketing Authorization Application (“MAA”) through, amongst others, a centralized or decentralized procedure.

The centralized procedure provides for the grant of a single MA that is issued by the European Commission (“EC”) following the scientific assessment of the application by the EMA that is valid for all EU Member States as well as in the three additional EEA Member States. The centralized procedure is compulsory for specific medicinal products, including for medicines developed by means of certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products and medicinal products with a new active substance indicated for the treatment of certain diseases (AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and viral diseases). For medicinal products containing a new active substance not yet authorized in the EEA before May 20, 2004 and indicated for the treatment of other diseases, medicinal products that constitute significant therapeutic, scientific or technical innovations or for which the grant of an MA through the centralized procedure would be in the interest of public health at EU level, an applicant may voluntarily submit an application for an MA through the centralized procedure.

Under the centralized procedure, the Committee for Medicinal Products for Human Use (“CHMP”), established at the EMA, is responsible for conducting the initial assessment of a drug. The timeframe for the evaluation of an MAA by the CHMP is, in principle, 210 days from receipt of a valid MAA. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more, unless the application is eligible for an accelerated assessment. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. Upon request, the CHMP can reduce the time frame to 150 days if the applicant provides sufficient justification for an accelerated assessment. The CHMP will provide a positive opinion regarding the application only if it meets certain quality, safety and efficacy requirements. This opinion is then transmitted to the EC, which has the ultimate authority for granting an MA within 67 days after receipt of the CHMP opinion.

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

The decentralized procedure permits companies to file identical MA applications for a medicinal product to the competent authorities in various EU Member States simultaneously if such medicinal product has not received marketing approval in any EU Member State before. This procedure is available for pharmaceutical products not falling within the mandatory scope of the centralized procedure. The competent authority of a single EU Member State, known as the reference EU Member State, is appointed to review the application and provide an assessment report. Under this procedure, an applicant submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference EU Member State and concerned EU Member States. The reference EU Member State prepares a draft assessment report and drafts of the related materials within 120 days after receipt of a valid application. Subsequently, each concerned EU Member State must decide whether to approve the assessment report and related materials. If an EU Member State cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the EC, whose decision is binding for all EU Member States.

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

MAs have an initial duration of five years. After these five years, the authorization may subsequently be renewed on the basis of a reevaluation of the risk-benefit balance. Once renewed, the MA is valid for an unlimited period unless the EC or the national competent authority decides on justified grounds relating to pharmacovigilance to proceed with only one additional five-year renewal. Applications for renewal must be made to the EMA at least nine months before the five-year period expires.

European Data Protection Laws

The collection and use of personal health data and other personal data in the EU is governed by the provisions of the European General Data Protection Regulation (EU) 2016/679 (“GDPR”). The GDPR imposes strict requirements on the processing of personal data, including the legal basis for the processing, the information that has to be provided to individuals before their data is processed, notification obligations to national data protection authorities, and the technical and organization measures to ensure the security and confidentiality of the personal data. EU Member States may also have additional requirements for health, genetic, and biometric data through their national legislation. The GDPR also imposes restrictions on the transfer of personal data to countries outside of the EU that do not provide an adequate level of data protection. To enable such transfers, appropriate safeguards, such as standard contractual clauses must be in place. Alternatively, such transfers can be based on an adequacy decision by the EU commission. Regarding transfers to the US, the EU commission issued an adequacy decision for transfers to companies that are certified under the new EU-US Data Privacy Framework, which entered into force on June 10, 2023.

Environmental, Social, Governance (“ESG”) and Human Capital Disclosures

Governance and Leadership

Our Board of Directors (“Board”) plays a pivotal role in overseeing our strategic direction, risk management related to ESG matters and our overall governance framework. Our Board composition reflects a diversity in backgrounds, skills and experiences. Our executive leadership team is responsible for driving our performance and guiding our long-term growth initiatives. We believe in fostering a culture of integrity, ethical decision making, and responsible corporate citizenship.

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

Human Capital

We recognize that our success is driven by the knowledge, skills and dedication of our employees. Our human capital is fundamental to our ability to innovate and develop life-changing peptide drug therapies. We invest in our employees by seeking to foster a supportive, diverse and inclusive workplace. We offer competitive compensation and benefits and provide opportunities for professional growth and development.

As of December 31, 2023, our total global workforce consisted of 112 full-time equivalent employees, 85 of whom were in research and development. The remaining 27 employees worked in finance, legal, business development, human resources and administrative support. 104 of our full-time equivalent employees are located in the United States and 8 are located in Australia. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good. We track and report internally on key talent metrics including workforce demographics, diversity data and the status of open positions. We are committed to equality, inclusion and diversity in the workplace. As of December 31, 2023, approximately 70% of our workforce identify as members of underrepresented ethnic communities and over 50% identify as female. We strive to interview diverse candidates for our open positions to promote inclusion and equal employment opportunities.

Attracting, developing and retaining talented employees to support the growth of our business is an integral part of our human capital strategy and critical to our long-term success. We have robust recruitment and retention processes in place that are designed to attract and retain individuals who possess the necessary expertise, innovative drive and commitment to contribute to our mission. We offer competitive compensation packages, including performance-based incentives, equity awards, and comprehensive benefits, including 401(k) plan matching contributions and an employee stock purchase plan for U.S. employees. The principal purpose of our equity incentive and annual bonus programs is to attract, retain and motivate personnel through the granting of stock-based compensation awards and cash-based performance bonus awards. As a biopharmaceutical company, we recognize the importance of access to high quality healthcare and as such we cover 100% of our U.S. employees’ monthly healthcare premiums. For the year ended December 31, 2023, our employee turnover rate was approximately 7%.

We have a performance development review process in which managers provide regular feedback to assist with the development of our employees, including the use of individual plans to assist with career development. We also invest in the growth and development of our employees through various training and development programs that help build and strengthen our employees’ leadership and professional skills. Approximately 20% of our employees are promoted each year. This reflects the quality and readiness of our people to take on new roles, as well as our intentional focus on growing and developing careers, as well as promoting from within.

Safeguarding the health and safety of our employees is a top priority. We are committed to providing a safe working environment for all of our employees. Our cross-functional safety committee meets regularly to discuss policies and protocols, strategic planning, business continuity and other matters. We invest in initiatives aimed at promoting employee well-being. To support our employees personally and professionally, we have Employee Assistance Programs to address employee challenges and needs. We value feedback from our employees and use it to improve our workplace policies and practices.

Corporate and Other Information

Our website address is www.protagonist-inc.com. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

We make available, free of charge on our corporate website, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Item 1A.Risk Factors

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. Our business faces significant risks and uncertainties and the risks and uncertainties described below may not be the only risks or uncertainties we face. If any of these risks or uncertainties occur, our business, results of operations or financial condition could suffer, and the market price of our common stock could decline.

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

We currently have no product candidates that are approved for commercial sale, and we may never develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our current product candidates and the development of other product candidates. We cannot be certain that our product candidates will receive regulatory approval or, if approved, be successfully commercialized. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of our product candidates will be subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries. In addition, even if approved, our pricing and reimbursement will be subject to further review and discussions with payors. We are not permitted to market any product candidate in the United States until after approval of an NDA from the FDA, or in any foreign countries until approval by corresponding regulatory authorities. We will need to successfully conduct and complete large, extensive clinical trials in the target patient populations to support a potential application for regulatory approval by the FDA or corresponding regulatory authorities. Those trials, such as our ongoing VERIFY Phase 3 trial evaluating rusfertide for the treatment of PV or subsequent late-stage product candidates, may not demonstrate the safety and efficacy of our product candidates to support a marketing approval in the United States or other jurisdictions.

Our product candidates require additional clinical development, regulatory approval and secure sources of commercial manufacturing supply prior to commercialization. We cannot assure you that our clinical trials for our product candidates will be initiated or completed in a timely manner or successfully, or at all. Further we cannot be certain that we plan to advance any other product candidates into clinical trials. Moreover, any delay or setback in the development of any product candidate would be expected to adversely affect our business and cause our stock price to fall. For example, our stock price dropped significantly in September 2021 following the announcement of a full clinical hold imposed by the FDA on our rusfertide clinical studies. Our stock price also dropped significantly in April 2022 following the announcement of our voluntary withdrawal of Breakthrough Therapy Designation for rusfertide and the announcement of topline data from our Phase 2 clinical trial evaluating PN-943 in UC.

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

For example, on September 16, 2021, our clinical studies for rusfertide were placed on a full clinical hold by the FDA. On October 8, 2021, the FDA lifted the full clinical hold and dosing in all clinical studies of rusfertide was resumed after we provided the FDA with all requested information as the basis for a Complete Response and subsequent removal of the clinical hold. In particular, we provided the requested individual patient clinical safety reports, updated the investigator brochure and patient informed consent forms, performed a comprehensive review of the most recent safety database, and included new safety and stopping rules in the study protocols. The clinical hold was initially triggered by a non-clinical finding in a 26-week rasH2 transgenic mouse model indicating benign and malignant subcutaneous skin tumors. The rasH2 signal also prompted a re-examination of the four cases of cancer observed across all rusfertide clinical trials involving over 160 patients, and a comprehensive review of the safety database, including cases of suspected unexpected serious adverse reactions.

We have focused our limited resources to pursue particular product candidates and indications, and consequently, we may fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we have historically focused on research programs and product candidates mainly on the development of rusfertide, the product candidates subject to our JNJ collaboration and, through early 2022, PN-943. Going forward, we have no plans to devote further resources to PN-943 as part of our ongoing commitment to optimize and focus resources toward our rusfertide program in PV. In addition, in keeping with our organizational prioritization of rusfertide in PV, plans to initiate trials of rusfertide in additional disease indications have been paused. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration partnerships, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Risks Related to our Financial Position and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.

We have incurred significant operating losses every year since inception and expect to continue to incur operating losses for the foreseeable future. As of December 31, 2023, we had an accumulated deficit of $615.7 million. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development. As a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approvals for, our product candidates.

We do not anticipate generating revenue from sales of products for a number of years, if ever, and we have not yet successfully completed registrational or pivotal clinical trials for our product candidates. If any of our product candidates fail in clinical trials or do not gain regulatory approval or fail to achieve market acceptance, we may never become profitable. Revenue we generate from our collaborations with JNJ, Takeda, and any future collaboration arrangements may not be sufficient to sustain our operations. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We may require additional funding, which may not be available to us on acceptable terms, or at all.

Our operations have consumed substantial amounts of cash since inception. Developing pharmaceutical product candidates, including conducting pre-clinical studies and clinical trials, is expensive. We may require additional future capital in order to complete clinical development and, if we are successful, to commercialize any of our current product candidates. Further, in the event that the Restated Agreement with JNJ or the Takeda Collaboration Agreement is terminated, we may not receive any additional fees or milestone payments under that agreement. Absent the funding support obtained under the Restated Agreement or the Takeda Collaboration Agreement, our further development of the collaboration product candidates would require significant additional capital from us, or the establishment of alternative collaborations with third parties, which may not be possible.

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $341.6 million. Based upon our current operating plan and expected expenditures we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months. However, we expect that we will need to have access to additional funds in the future in order to complete clinical development or commercialize our product candidates to a point where our operations generate net cash inflows.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates or technologies.

We have in the past and may in the future seek additional funding through a combination of equity offerings, including the use of the 2022 ATM facility, debt financings, collaborations and/or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. Our ability to raise additional capital may be adversely impacted by adverse economic conditions and market volatility. The incurrence of indebtedness and/or the issuance of certain equity securities could result in fixed payment obligations and could also result in certain additional restrictive covenants, such as limitations on our ability to incur debt and/or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into additional collaborations and/or licensing arrangements in order to raise capital, we may be required to accept unfavorable terms, including relinquishing or licensing to a third party on unfavorable terms our rights to our proprietary technology platform or product candidates. To the extent that we raise additional capital through the sale of equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. If we issue common stock or securities convertible into common stock, our common stockholders will experience additional dilution and, as a result, our stock price may decline.

Risks Related to our Reliance on Third Parties

If JNJ does not elect to continue the development of JNJ-2113, our business and business prospects would be adversely affected.

JNJ-2113, the product candidate in development pursuant to our JNJ collaboration, may prove to have undesirable or unintended side effects or other characteristics adversely affecting its safety, efficacy or cost effectiveness that could prevent or limit its approval for marketing and successful commercial use, or that could delay or prevent the commencement and/or completion of clinical trials. Under the terms of the Restated Agreement with JNJ, JNJ may terminate the agreement for convenience and without cause on written notice of a certain period. In addition, prior to any termination of the agreement, JNJ will generally have control over the further clinical development of JNJ-2113 and any other licensed compounds. JNJ’s decisions with respect to such development will affect the timing and availability of potential future payments under the agreement, if any. For example, during the fourth quarter of 2021, a decision was made by JNJ to stop further development of both PTG-200 and PN-232 in favor of JNJ-2113. If the Restated Agreement with JNJ is terminated early, or if JNJ’s development activities are terminated early or suspended for an extended period of time, or are otherwise unsuccessful, our business and business prospects would be materially and adversely affected.

We may have disagreements with JNJ during the term of the JNJ License and Collaboration Agreement, and if they are not settled amicably or in the favor of Protagonist, the result may harm our business.

We are subject to the risk of possible disagreements with JNJ regarding the development of JNJ-2113 or other matters under the Restated Agreement with JNJ, such as the interpretation of the agreement or ownership of proprietary rights. Also, because the period of collaborative development under the agreement has ended, JNJ has sole decision-making authority for product candidates resulting from the collaboration, which could lead to disputes with JNJ. Disagreements with JNJ could lead to litigation or arbitration, which would be expensive and would be time-consuming for our management and employees.

Our current and future development and commercialization collaboration may not be successful.

Other than our collaboration with JNJ under the Restated Agreement and our collaboration with Takeda under the Takeda Collaboration Agreement, which is expected to become effective upon the receipt of clearance under the HSR Act, we have no active collaborations for any of our product candidates. Our collaborations with JNJ and Takeda and any future collaboration arrangements may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and growth prospects. We do not maintain significant rights or control of future development and commercialization activities under our collaboration with JNJ, or in ex-U.S. territories under our collaboration with Takeda. This could lead to potential disputes in the future over the terms of the collaborations and the respective rights of the parties, and these risks and uncertainties could be present with respect to our potential future collaborations as well.

If our strategic collaborations do not result in the successful development and commercialization of product candidates or if one of our collaborators fails to fulfill its obligations under the collaboration agreement or terminates its agreement with us, we may not receive any future milestone, royalty or other payments under the applicable collaboration agreement. In addition, if a collaboration is terminated, it may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

We rely on third parties to conduct our pre-clinical studies and clinical trials. If these third parties do not successfully carry out their contractual obligations or do not meet regulatory requirements or expected deadlines, we may not be able to obtain timely regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third-party contract research organizations (“CROs”) to execute, monitor and manage clinical trials and collect data for our pre-clinical studies and clinical programs. We control only certain aspects of their activities. We and our CROs are required to comply with GCPs, which are regulations and guidelines promulgated by the FDA, the EMA and comparable foreign regulatory authorities for all of our product candidates in clinical development. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may not accept the data or require us to perform additional clinical trials before considering our filing for regulatory approval or approving our marketing application. In addition, significant portions of the clinical studies for our product candidates are expected to be conducted outside of the United States, which will make it more difficult for us to monitor CROs and perform visits of our clinical trial sites and will force us to rely heavily on CROs for the proper and timely conduct of our clinical trials and compliance with applicable regulations, including GCPs.

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

We rely on contract manufacturers to manufacture and provide product for us that meets applicable regulatory requirements. We do not currently have, nor do we plan to develop, the infrastructure or capability internally to manufacture our drug supplies and we expect to continue to depend on contract manufacturers for the foreseeable future. As we proceed with the development and potential commercialization of our product candidates, we will need to increase the scale at which the drug is manufactured which will require the development of new manufacturing processes to potentially reduce the cost of goods. We will rely on our internal process research and development efforts and those of contract manufacturers to develop the GMPs required for cost-effective, large-scale production. If we and our contract manufacturers are not successful in converting to commercial-scale manufacturing, then our product costs may not be competitive and the development and/or commercialization of our product candidates would be materially and adversely affected. Moreover, our contract manufacturers are the sole source of supply for our clinical product candidates. If we were to experience an unexpected loss of supply for any reason, whether as a result of manufacturing, supply or storage issues, natural disasters, geopolitical conflict, outbreaks of disease, epidemics and pandemics, such as the COVID-19 pandemic, or otherwise, we could experience delays, disruptions, suspensions or termination of our clinical trial and planned development program, or be required to restart or repeat, any ongoing clinical trials.

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

In addition, even if we were to obtain regulatory approval, regulatory authorities may approve our product candidates for fewer or more limited indications than what we requested approval for or may include safety warnings or other restrictions that may negatively impact the commercial viability of our product candidates, including the potential for a favorable price or reimbursement at a level that we would otherwise intend to charge for our products. Likewise, regulatory authorities may grant approval contingent on the performance of costly post-marketing clinical trials or the conduct of an expensive risk-evaluation and mitigation system, which could significantly reduce the potential for commercial success or viability of our product candidates. Any of the foregoing possibilities could materially harm the prospects for our product candidates and business and operations.

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

We currently do not have a marketing or sales organization for the marketing, sales and distribution of pharmaceutical products, and have only a limited number of employees engaged in those activities. In order to commercialize or co-commercialize any of our product candidates that receive marketing approval, we will have to build adequate marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We may not be successful in doing so. In the event of the successful development of any of our product candidates, we may elect to build a targeted specialty sales force which will be expensive and time-consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. As we have done with Takeda with respect to rusfertide, we may choose to partner with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. In the case of the Restated Agreement with JNJ or the Takeda Collaboration Agreement, we may elect to exercise our right to co-detail products, which would require us to establish a U.S. sales team. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future revenue will be materially and adversely impacted.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare therapies, which could result in reduced demand for us. See Item 1, “Business – Government Regulation” for additional information.

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

Risks Related to our Business and Industry

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we or our collaboration partners fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors worldwide, including major multinational pharmaceutical companies, biotechnology companies, specialty pharmaceutical and generic pharmaceutical companies as well as universities and other research institutions.

Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. As a result, these companies may obtain regulatory approval more rapidly than we are able and may be more effective in selling and marketing their products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of newer technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, pharmaceutical products that are easier to develop, more effective or less costly than any product candidates that we are currently developing or that we may develop. If approved, our product candidates are expected to face competition from commercially available drugs as well as drugs that are in the development pipelines of our competitors.

Pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate advantages in efficacy, convenience, tolerability or safety in order to overcome price competition and to be commercially successful. If our competitors succeed in obtaining FDA, EMA or other regulatory approval or discovering, developing and commercializing drugs before we do, there would be a material adverse impact on the future prospects for our product candidates and business. For example, in November 2021, the FDA approved a Biologics License Application for ropeginterferon alfa-2b for use in treatment for patients with PV in the absence of symptomatic splenomegaly from PharmaEssentia Corporation, the manufacturer of the novel pegylated interferon. We also face competition in certain instances from the existing standards of care, which may be significantly less expensive than our expected drug prices. For example, one widely used treatment for patients is phlebotomy and/or chelation therapy. While patients may not like therapies that involve frequent blood draws, these therapies are inexpensive and may present pricing challenges for us if our drug candidates are successfully developed and approved. See Item 1, “Business – Competition” for additional information.

Outbreaks of disease, epidemics and pandemics have and could continue to adversely impact our business, including our ongoing and planned clinical trials and pre-clinical and discovery research.

We have experienced delays in our existing and planned clinical trials due to worldwide impacts related to the COVID-19 pandemic, and our future results of operations and liquidity could be adversely impacted by direct and indirect impacts of epidemics and pandemics. We have and could in the future experience additional disruptions or increased expenses that may adversely impact our business, including delays or difficulties in enrolling patients in our ongoing clinical trials and our future clinical trials; delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff or maintaining ongoing operations at such sites; and delays in manufacturing and receiving the supplies, materials and services needed to conduct clinical trials and pre-clinical research.

A continued and prolonged public health crisis could have a material negative impact on our business, financial condition, and operating results.

Unstable market and macroeconomic conditions, including elevated and sustained inflation, may have serious adverse consequences on our business, financial condition and stock price.

As has been widely reported, we are currently operating in a period of macroeconomic uncertainty and capital markets disruption, which has been significantly impacted by domestic and global monetary and fiscal policy, geopolitical instability, including ongoing military conflicts between Russia and Ukraine and in Israel and surrounding areas, rising tensions between China and Taiwan, high interest rates, a recessionary environment, banking and other financial institution instability and historically high domestic and global inflation. In particular, the conflict in Ukraine has exacerbated market disruptions, including significant volatility in commodity prices, as well as supply chain interruptions, and has contributed to record inflation globally. The U.S. Federal Reserve and other central banks may be unable to contain inflation through more restrictive monetary policy and inflation may increase or continue for a prolonged period of time. Inflationary factors, such as increases in the cost of clinical supplies, interest rates, overhead costs and transportation costs may adversely affect our operating results. We continue to monitor these events and the potential impact on our business. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, our financial position or results of operations may be adversely affected in the future due to numerous factors, including macroeconomic and market conditions, domestic and global monetary and fiscal policy, supply chain constraints, and the ongoing conflicts between Russia and Ukraine and in Israel and surrounding areas, and other factors, and such factors may lead to increases in the cost of manufacturing our product candidates and delays in initiating trials. In addition, global credit and financial markets have experienced extreme volatility and disruptions in the past several years and the foregoing factors have led to and may continue to cause diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, uncertainty about economic stability and increased inflation.

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

Our cash held in non-interest-bearing and interest-bearing accounts generally exceeds the Federal Deposit Insurance Corporation (the “FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. For example, the FDIC took control of Silicon Valley Bank on March 10, 2023. The Federal Reserve subsequently announced that account holders would be made whole. However, the FDIC may not make all account holders whole in the event of future bank failures. In addition, even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed. Any material loss that we may experience in the future or inability for a material time period to access our cash and cash equivalents could have an adverse effect on our ability to pay our operational expenses or make other payments, which could adversely affect our business.

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

We have entered into consulting and scientific advisory board arrangements with physicians and other healthcare providers, including some who could influence the use of our product candidates, if approved. While we have worked to structure our arrangements to comply with applicable laws, because of the complex and far-reaching nature of these laws, regulatory agencies may view these transactions as prohibited arrangements that must be restructured or discontinued, or for which we could be subject to other significant penalties. We could be adversely affected if regulatory agencies interpret our financial relationships with providers who may influence the ordering of and use our product candidates, if approved, to be in violation of applicable laws.

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

If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, integrity oversight and reporting obligations, exclusion from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If, and to the extent that, we or our collaboration partners are unable to comply with these regulations, our ability to earn potential royalties from sales of product candidates under our collaboration agreements would be materially and adversely impacted. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. The imposition of any of these penalties or other commercial limitations could negatively impact our collaboration arrangements, or cause our collaboration partners to terminate the related license and collaboration agreement, either of which would materially and adversely affect our business, financial condition and results of operations.

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

As of December 31, 2023, we had 112 full-time equivalent employees, including 85 full-time equivalent employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, scientific, sales, marketing, research, development, regulatory, manufacturing, financial and other resources. In addition, as our operations expand, we expect that we will need to manage relationships with strategic collaborators, CROs, contract manufacturers, suppliers, vendors and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. We may not be successful in accomplishing these tasks in growing our company, and our failure to accomplish any of them could adversely affect our business and operations.

Significant disruptions of information technology systems or breaches of data security could adversely affect our business.

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including internet-based systems, to support business processes as well as internal and external communications. The size and complexity of our internal computer systems and those of our CROs, contract manufacturers, collaboration partners, and other third parties on which we rely may make them potentially vulnerable to breakdown, telecommunications and electrical failures, malicious intrusion such as ransomware and computer viruses that may result in the impairment of key business processes. Our systems are potentially vulnerable to data security breaches, by employees or others, which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property or could lead to the public exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients, and others. A malicious intrusion, email compromise or other data security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. If we are unable to prevent such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials, and produce hazardous waste products. We generally contract with third parties for the disposal of these materials and waste. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

We and some of the third-party service providers on which we depend for various support functions are vulnerable to damage from catastrophic events, such as power loss, natural disasters, extreme weather, terrorism, pandemics and similar unforeseen events beyond our control. Our corporate headquarters, including our laboratory facilities, are located in the San Francisco Bay Area, which in the past has experienced severe earthquakes and wildfires. We do not carry earthquake insurance. Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.

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

In addition, patents have a limited lifespan. In the United States and in many other countries, the natural expiration of a patent is generally 20 years after it is filed, and once any patents covering a product expire, generic competitors may enter the market. Our granted U.S. patent covering rusfertide expires in 2034 but is eligible for extension of up to five years for a portion of the time spent in development. Although the life of a patent can be increased based on certain delays caused by the U.S. Patent and Trademark Office, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. If we encounter delays in our clinical trials or in gaining regulatory approval, the period of time during which we could market any of our product candidates under patent protection, if approved, would be reduced.

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

Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing. Also, if our trade secrets are disclosed in a foreign jurisdiction, competitors worldwide could have access to our proprietary information and we may be without satisfactory recourse. Such disclosure could have a material adverse effect on our business.

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

Competitors may infringe our issued patents or any patents issued as a result of our pending or future patent applications. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable or may refuse to stop the other party in such infringement proceeding from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly, and could put any of our patent applications at risk of not yielding an issued patent. Issued patents and patent applications may be challenged in the courts and in the patent office in the United States and abroad. An adverse determination in any such challenge could prevent the issuance of, reduce the scope of, invalidate or render unenforceable our patent rights, result in the loss of exclusivity, or limit our ability to stop others from using or commercializing our platform technology and products. Any such adverse result or determination could have a material adverse effect on our business, financial condition and results of operations.

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

As more groups become engaged in scientific research and product development in fields related to our product candidates, such as hepcidin mimetics or IL-23R, the risk of our patents, or patents that we have in-licensed, being challenged through patent interferences, derivation proceedings, oppositions, re-examinations, litigation or other means will likely increase. An adverse outcome in a patent dispute could have a material adverse effect on our business by:

●	causing us to lose patent rights in the relevant jurisdiction(s);
●	subjecting our collaboration partners or us to litigation, or otherwise preventing the commercialization of product candidates in the relevant jurisdiction(s); or
●	requiring our collaboration partners or us to obtain licenses to the disputed patents, cease using the disputed technology or develop or obtain alternative technologies.

An adverse outcome in a patent dispute could severely harm our collaborations or cause our collaboration partners to terminate their respective agreements.

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

We may be subject to claims that former employees, collaborators or other third parties have an ownership interest in our issued patents, any patents issued as a result of our pending or future applications or other intellectual property. We have had in the past, and we may have in the future, ownership disputes arising, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates and technologies. Litigation may be necessary to defend against these and other claims.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. From January 1, 2023 through December 31, 2023, the reported sale price of our common stock has fluctuated between $10.62 and $30.10 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock, including due to the factors discussed in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our public float on June 30, 2023 was greater than $700.0 million, and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K.

Maintaining adequate internal controls in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and continue the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not complete our continued evaluation, testing and any required remediation in a timely fashion. During our evaluation of our internal control, if we identify one or more material weaknesses in our internal control over financial reporting or fail to remediate any material weaknesses, we will be unable to assert that our internal control over financial reporting is effective. In addition, if we have a material weakness, we will receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm. Any material weakness or other failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are not able to comply with the requirements of Section 404 or if we or our independent registered public accounting firm are unable to attest to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities, which would require additional financial and management resources.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation (“Certificate of Incorporation”) provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain actions and proceedings. Furthermore, Section 22 of the Securities Act of 1933, as amended (“Securities Act”), creates concurrent jurisdiction for federal and state courts over all Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes, which may discourage such lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

There are provisions in our Certificate of Incorporation and Bylaws, such as the existence of a classified Board and the authorization of “blank-check” preferred stock, that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by our stockholders. These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, who are responsible for appointing the members of our management.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than fifty percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change taxable income or tax liability may be limited. We have experienced ownership changes in the past, resulting in annual limitations in our ability to use our NOLs and credits. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOLs and tax credit carryforwards presented in our financial statements could be limited and may expire unused. Any such material limitation or expiration of our NOLs may harm our future operating results by effectively increasing our future tax obligations.

Item 1B.Unresolved Staff Comments

None.

Item 1C. Cybersecurity

In the ordinary course of our business, we collect, use, store, and transmit confidential, sensitive, proprietary, and personal information. The secure maintenance of this information and our information technology (“IT”) systems is important to our operations and business strategy. To this end, we have documented cybersecurity policies and standards and we assess risks from cybersecurity threats and monitor information systems for potential cybersecurity issues. These processes are managed and monitored by a dedicated cybersecurity team, including third-party service providers and led by our Head of IT, and include mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable information technology environment. For example, we use processes and tools to conduct vulnerability testing, data recovery testing, security audits, and ongoing risk assessments, including due diligence on and audits of our key technology vendors, CROs, and other contractors and suppliers. We also conduct regular employee training on matters such as phishing and email security best practices, among other topics. In addition, we consult with outside advisors and experts when appropriate to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on our risk environment.

Our current Head of IT reports directly to our Chief Financial Officer and has over twenty years of experience managing information technology and cybersecurity matters, holds a Master of Science degree in Telecommunications and Computer Networks and is Project Management Professional, Certified Scrum Master and IT Infrastructure Library certified. He, together with our senior leadership team, is responsible for assessing and managing cybersecurity risks. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. In the last fiscal year, we have identified and mitigated certain known cybersecurity threats, which we determined are not reasonably likely to materially affect us, and have strengthened our cybersecurity ecosystem. However, cybersecurity attack techniques change frequently, and with increased volume and sophistication of such attacks there is the potential for us to be adversely affected. Additional information on the cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors - Significant disruptions of information technology systems or breaches of data security could adversely affect our business.”

Our Board as a whole has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks, including oversight of cybersecurity risks. Our Board receives at least two updates each year on cybersecurity and information technology matters and related risk exposures from our Head of IT as well as other members of our senior leadership team.

Item 2.Properties

We lease approximately 57,900 square feet of office and laboratory space in Newark, California under a lease agreement, as amended, that expires in May 2024. We believe that our existing facilities are adequate to meet our current business needs. We are in discussions with our current landlord regarding a new lease agreement for office and laboratory space when our current lease agreement expires and anticipate that additional space will be available on commercially reasonable terms.

Item 3.Legal Proceedings

From time to time, we may become subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not currently aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, financial condition or cash flows. Refer to Note 9 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information on our historical legal proceedings.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on The Nasdaq Stock Market, LLC under the symbol “PTGX.”

Stockholders

As of the close of business on February 22, 2024, there were two stockholders of record of our common stock. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, or corporations, or other entities identified in security listings maintained by depositories.

Dividends

We have never declared or paid any cash dividends. We currently expect to retain all future earnings, if any, for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

Performance Graph

The following is not deemed “filed” with the Securities and Exchange Commission and shall not be incorporated by reference into any filing we make under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing. The graph below shows the cumulative total stockholder return assuming an investment on December 31, 2018 in each of our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph compares the performance of a $100 investment in our common stock and in each index (assuming reinvestment of all dividends) from December 31, 2018 to December 31, 2023.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical company with peptide-based new chemical entities rusfertide and JNJ-2113 (formerly PN-235) in advanced stages of development, both derived from our proprietary peptide technology platform. Our clinical programs fall into two broad categories of diseases: (i) hematology and blood disorders, and (ii) inflammatory and immunomodulatory (“I&I”) diseases.

Rusfertide

Our most advanced clinical asset, rusfertide (generic name for PTG-300), is an injectable hepcidin mimetic in development for the potential treatment of polycythemia vera (“PV”) and other blood disorders. Hepcidin is a key hormone in regulating iron equilibrium and is critical to the proper development of red blood cells (“RBCs”). Rusfertide mimics the effect of the natural hormone hepcidin, but with greater potency, solubility and stability. Data from our rusfertide Phase 2 clinical trials presented at medical conferences from 2021 through 2023 provided evidence regarding the potential of rusfertide for managing hematocrit, reducing thrombotic risk and improving iron deficiency symptoms. Rusfertide has a unique mechanism of action in the potential treatment of PV, which may enable it to specifically decrease and maintain hematocrit levels within the range of recommended clinical guidelines without causing the iron deficiency that can occur with frequent phlebotomy. Our rusfertide Phase 2 clinical trials include the following:

●	REVIVE, a Phase 2 proof of concept (“POC”) trial, was initiated in the fourth quarter of 2019. We completed enrollment of patients in the first quarter of 2022 and 70 patients were enrolled through the end of the randomized withdrawal portion of the trial, which was completed during the first quarter of 2023 and is continuing in an ongoing open-label extension (“OLE”);

●	THRIVE, a Phase 2 long-term extension trial for REVIVE patients on years three through five of treatment; and

●	PACIFIC, another Phase 2 trial for rusfertide for patients diagnosed with PV and with routinely elevated hematocrit levels (>48%), was initiated during the first quarter of 2021, and the 52-week trial was completed during the second quarter of 2023.

In March 2023, we announced positive topline results from the blinded, placebo-controlled, randomized withdrawal portion of the REVIVE trial. Subjects receiving rusfertide achieved statistically significant improvements versus placebo in the trial’s primary endpoint. The double-blind, placebo-controlled, 12-week randomized withdrawal portion was included as Part 2 of the REVIVE trial to evaluate rusfertide in PV patients with frequent phlebotomy requirements. In the REVIVE trial, subjects were initially enrolled in the 28-week open label dose-titration and efficacy evaluation Part 1 of the study, followed by 1:1 randomization of 53 subjects to placebo versus rusfertide therapy for a subsequent duration of 12 weeks. More subjects receiving rusfertide during the blinded randomized withdrawal portion of the REVIVE trial were responders compared with placebo (69.2% versus 18.5%, p=0.0003). A trial subject was defined as a responder if the subject completed 12 weeks of double-blind treatment while maintaining hematocrit control without phlebotomy eligibility and without phlebotomy. During the 12 weeks of the blinded randomized withdrawal, 92.3% of subjects on rusfertide (24 out of 26) were not phlebotomized.

Data from the REVIVE trial presented at the European Hematology Association Congress in June 2023 suggested that rusfertide treatment results in highly statistically significant reduction in the need for therapeutic phlebotomy in phlebotomy-dependent patients, leading to rapid, sustained and durable control of hematocrit levels below 45%. Rusfertide was well tolerated, with localized injection site reactions (“ISRs”) comprising the majority of adverse events.

Long-term follow up data from the REVIVE trial presented at the American Society of Hematology (“ASH”) Annual Meeting in December 2023 showed durable hematocrit control, decreased phlebotomy use, long-term tolerability, and no new safety signals in patients with PV. An analysis of the PACIFIC Phase 2 trial was also presented that indicated rusfertide improves markers of iron deficiency in patients with PV. In addition, data was presented regarding the prevalence of thromboembolic events and secondary cancers in PV patients not treated with rusfertide. In February 2024, the full Phase 2 REVIVE trial results, including efficacy and safety data, were published in the New England Journal of Medicine.

We have initiated VERIFY, a global double-blind, placebo-controlled Phase 3 clinical trial of rusfertide in PV for approximately 250 patients. We expect enrollment completion by the end of the first quarter of 2024. By the end of 2024, we expect to receive the results of our ongoing two-year study evaluating the carcinogenicity potential of rusfertide when administered once weekly to rats.

In January 2024, we entered into a worldwide license and collaboration agreement for the development and commercialization of rusfertide with Takeda, which is yet to become effective. Under the terms of the agreement, we expect to receive an upfront payment of $300 million and to be eligible to receive additional worldwide development, regulatory and commercial milestone payments of up to $330 million, as well as tiered royalties from 10% to 17% on ex-U.S. net sales. We expect to be responsible for research and development through the completion of the Phase 3 VERIFY trial and U.S. regulatory approval. Takeda is expected to have rights for ex-U.S. development and to be responsible for leading global commercialization activities. We and Takeda expect to also share equally in U.S. profits and losses (50% to us and 50% to Takeda).

Further details related to the agreement, including our right to opt-out of the 50:50 U.S. profit and loss sharing arrangement in exchange for enhanced economics, are available in our Current Report on Form 8-K filed on January 31, 2024 with the U.S. Securities and Exchange Commission (the “SEC”). The effectiveness of the agreement is dependent on and subject to the termination or expiration of any applicable waiting periods under the Hart-Scott-Rodino Act (the “HSR Act”).

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

In May 2017, we entered into a worldwide license and collaboration agreement with JNJ, formerly Janssen, to co-develop and co-detail our IL-23R antagonist compounds, including PTG-200 (JNJ-67864238) and certain related compounds for all indications, including inflammatory bowel disease (“IBD”). PTG-200 was a first-generation investigational, orally delivered, IL-23R antagonist for the treatment of IBD. The agreement with JNJ was amended in May 2019 to expand the collaboration by supporting efforts towards second-generation IL-23R antagonists; and in July 2021 to, among other things, enable JNJ to independently research and develop collaboration compounds for multiple indications in the IL-23 pathway and further align our financial interests.

Following completion of a Phase 1 trial in the fourth quarter of 2021, a decision was made by JNJ to advance second-generation product candidate JNJ-2113 (JNJ-77242113) based on its superior potency and overall pharmacokinetic and pharmacodynamic profile.

In February 2022, JNJ initiated FRONTIER 1, a 255-patient Phase 2b clinical trial of JNJ-2113 in moderate-to-severe plaque psoriasis, which was completed in December 2022. FRONTIER 1 was a randomized, multicenter, double-blind, placebo-controlled trial that evaluated three once-daily dosages and two twice-daily dosages of JNJ-2113 taken orally. The primary endpoint of the trial was the proportion of patients achieving PASI-75 (a 75% improvement in skin lesions as measured by the Psoriasis Area and Severity Index (“PASI”)) at 16 weeks. In July 2023, we announced updated positive topline results from the trial, which were presented by JNJ at the World Congress of Dermatology in Singapore. JNJ-2113 achieved the trial’s primary and secondary efficacy endpoints. A statistically significant greater proportion of patients who received JNJ-2113 achieved PASI-75 as well as PASI-90 and PASI-100 (90% and 100% improvement, respectively, in skin lesions as measured by the PASI) responses compared to placebo at week 16 in all five of the trial’s treatment groups. A clear dose response was observed across an eight-fold dose range. Treatment was well tolerated, with no meaningful difference in frequency of adverse events across treatment groups versus placebo.

JNJ has initiated five additional JNJ-2113 trials, including:

●	ICONIC-LEAD – A 600-patient randomized, controlled Phase 3 trial to evaluate the safety and efficacy of JNJ-2113 compared with placebo in participants with moderate-to-severe plaque psoriasis, with PASI-90 and Investigator’s Global Assessment (“IGA”) score of 0 (clear) or 1 (almost clear) as co-primary endpoints;
●	ICONIC-TOTAL – A 300-patient randomized, controlled Phase 3 trial to evaluate the efficacy and safety of JNJ-2113 compared with placebo for the treatment of plaque psoriasis in participants with at least moderate severity affecting special areas (scalp, genital, and/or palms of the hands and soles of the feet) with overall IGA score of 0 or 1 as the primary endpoint;
●	ICONIC ADVANCE 1 – A 750-patient randomized, controlled Phase 3 trial to evaluate the effectiveness of JNJ-2113 in participants with moderate-to-severe plaque psoriasis compared to placebo and Sotyktu (“deucravacitinib”). The trial’s primary co-endpoints are PASI-90 and IGA score of 0 or 1;
●	ICONIC ADVANCE 2 – A 675-patient Phase 3 trial similarly designed to ICONIC ADVANCE 1, which is expected to start enrolling patients later in 2024; and
●	ANTHEM-UC – A 240-patient Phase 2b randomized, controlled trial to evaluate the safety and effectiveness of JNJ-2113 compared with placebo in participants with moderate-to-severely active ulcerative colitis (“UC”).

All of the trials in the ICONIC program will use the once-daily, immediate release formulation of JNJ-2113 from the previously completed FRONTIER 1 study. The estimated primary completion date for the ICONIC-LEAD and ICONIC-TOTAL trials is November 2024 (see NCT06095115 and NCT06095102, respectively, at clinicaltrials.gov). The estimated primary completion dates for the ICONIC-ADVANCE 1 and ICONIC-ADVANCE 2 trials are March 2025 and April 2025, respectively (see NCT06143878 and NCT06220604, respectively, at clinicaltrials.gov). The estimated primary completion date for the ANTHEM-UC trial is May 2025 (see NCT06049017 at clinicaltrials.gov). Other Phase 2 trials of JNJ-2113 include the SUMMIT trial for the treatment of moderate-to-severe plaque psoriasis and FRONTIER 2, a long-term extension study, both of which were completed by JNJ in 2023.

We earned a $50.0 million milestone payment upon dosing of the third patient in the ICONIC-TOTAL Phase 3 trial in late October 2023, which we received in December 2023. We earned a $10.0 million milestone payment upon the dosing of the third patient in the ANTHEM Phase 2b trial in UC in December 2023, which we received in January 2024. To date, we have earned $172.5 million in nonrefundable payments from JNJ. We remain eligible for up to approximately $795.0 million in future development and sales milestone payments, inclusive of the potential milestones listed below:

●	$115.0 million milestone payment upon JNJ-2113 meeting the co-primary endpoints in any one of the four ICONIC program Phase 3 trials;
●	$35.0 million milestone payment upon the filing of a New Drug Application (“NDA”) for JNJ-2113 with the U.S. Food and Drug Administration (the “FDA”);
●	$50.0 million milestone payment upon approval of the NDA by the FDA; and
●	$15.0 million milestone payment upon the advancement of JNJ-2113 into a Phase 3 trial in a second indication.

We also remain eligible to receive upward tiering royalties on net product sales at percentages ranging from six percent to ten percent, with ten percent applicable for net sales over $4.0 billion.

At JNJ’s Enterprise Business Review in December 2023, JNJ highlighted JNJ-2113 as a potential first- and best-in class targeted oral IL-23 peptide antagonist with potential across multiple indications, including plaque psoriasis, psoriatic arthritis and IBD, with potential peak year sales projection of $5.0 billion plus. JNJ IL-23 monoclonal antibody (“mAb”) drugs Stelara and Tremfya generated $14.0 billion in revenues in 2023.

In February 2024, the JNJ-2113 Phase 2b FRONTIER 1 trial results in adults living with moderate-to-severe plaque psoriasis were published in the New England Journal of Medicine.

PN-943

PN-943 is a wholly owned investigational orally delivered gut-restricted alpha 4 beta 7 specific integrin antagonist for IBD. We completed a Phase 2 trial of PN-943 in patients with moderate to severe UC in early 2023. We do not intend to dedicate further internal resources to clinical development or contract manufacturing activities for our PN-943 clinical program.

Discovery Platform

Our clinical assets are all derived from our proprietary discovery platform. Our platform enables us to engineer novel, structurally constrained peptides that are designed to retain key advantages of both orally delivered small molecules and injectable antibody drugs in an effort to overcome many of their limitations as therapeutic agents. Importantly, constrained peptides can be designed to potentially alleviate the fundamental instability inherent in traditional peptides to allow different delivery forms, such as oral, subcutaneous, intravenous, and rectal. Our discovery pipeline has strategically focused on i) hematology and blood disorders and ii) I&I diseases. For example, we have a pre-clinical stage program to identify an orally active hepcidin mimetic, which we believe to be complementary to the injectable rusfertide for offering the best treatment options for PV, hereditary hemochromatosis and other potential erythropoietic and iron imbalance disorders.

In January 2024, we announced a new oral Interleukin-17 (“IL-17”) peptide antagonist program targeting three IL-17 dimers (IL-17 AA, AF and FF) which may offer potential treatment options for hidradenitis suppurativa (“HS”), spondyloarthritis (“SpA”), plaque psoriasis and psoriatic arthritis. Our preliminary results showed similar or better in vitro potency than the currently approved drugs Cosentyx® and Taltz®. We expect to nominate a development candidate by the end of 2024.

Business Update

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been impacted by domestic and global monetary and fiscal policy, geopolitical instability, ongoing military conflicts, including between Russia and Ukraine and in Israel and surrounding areas, rising tensions between China and Taiwan, a recessionary environment, historically high domestic and global inflation, high interest rates and instability in banks and other financial institutions. Our future results of operations and liquidity could be adversely impacted by outbreaks of disease, epidemics and pandemics, including potential further delays in existing and planned clinical trials, difficulty in recruiting patients for these clinical trials, delays in manufacturing and collaboration activities and supply chain disruptions. The conflict in Ukraine has exacerbated market disruptions, including significant volatility in commodity prices, as well as supply chain interruptions, and has contributed to record inflation globally. The U.S. Federal Reserve and other central banks may be unable to contain inflation through more restrictive monetary policy and inflation may increase or continue for a prolonged period of time. Inflationary factors, such as increases in the cost of clinical supplies, interest rates, overhead costs and transportation costs may adversely affect our operating results. Also, the failure of Silicon Valley Bank and other regional banks in the United States during the first half of 2023 has given rise to uncertainty in the security of amounts in deposit accounts uninsured by the Federal Deposit Insurance Corporation. We continue to monitor these events and the potential impact on our business. Although we do not believe that inflation has had a material adverse impact on our financial position or results of operations to date, our financial position or results of operations may be adversely affected in the future due to numerous factors, including domestic and global monetary and fiscal policy, supply chain constraints, consequences associated with ongoing military conflicts, including between Russia and Ukraine and in Israel and surrounding areas, and other factors, and such factors may lead to increases in the cost of manufacturing our product candidates and delays in initiating trials.

Operations

We have incurred net losses in each year since inception and we do not anticipate achieving sustained profitability in the foreseeable future. Our net losses were $79.0 million, $127.4 million and $125.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $615.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research and development expenses and other expenses related to our ongoing operations, product development, and pre-commercialization activities. As a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approval for, our product candidates.

JNJ License and Collaboration Agreement

On July 27, 2021, we entered into an Amended and Restated License and Collaboration Agreement (the “Restated Agreement”) with JNJ, which amended and restated the License and Collaboration Agreement, effective July 13, 2017, by and between us and JNJ (the “Original Agreement”), as amended by the first amendment, effective May 7, 2019 (the “First Amendment”). Prior to January 1, 2023, JNJ was a related party to us as Johnson & Johnson Innovation - JJDC, Inc. was a significant (greater than 5%) stockholder of the Company, and both companies are subsidiaries of Johnson & Johnson. Upon the effectiveness of the Original Agreement, we received a non-refundable, upfront cash payment of $50.0 million from JNJ. Upon the effectiveness of the First Amendment, we received a $25.0 million payment from JNJ in 2019. In the first quarter of 2020, we received a $5.0 million payment triggered by the successful nomination of a second-generation IL-23R antagonist development compound. In the fourth quarter of 2021, we received a $7.5 million milestone payment from JNJ triggered by completion of the data collection for JNJ-2113 Phase 1 activities. In the second quarter of 2022, we received a $25.0 million milestone payment in connection with the dosing of a third patient in FRONTIER 1 during the first quarter of 2022. In the fourth quarter of 2023, we received a $50.0 million milestone payment from JNJ in connection with the dosing of the third patient in the ICONIC-LEAD Phase 3 clinical trial of JNJ-2113 in patients with moderate-to-severe psoriasis. In the first quarter of 2024, we received a $10.0 million milestone payment from JNJ in connection with the dosing of the third patient in connection with the ANTHEM Phase 2b clinical trial of JNJ-2113 in patients with UC in the fourth quarter of 2023. We have earned a total of $172.5 million in non-refundable payments from JNJ since the inception of the Restated Agreement in 2017 through the date of this report. See Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

Takeda Collaboration Agreement

In January 2024, we entered into a worldwide license and collaboration agreement for the development and commercialization of rusfertide with Takeda (the “Takeda Collaboration Agreement”), which is yet to become effective. See Note 15 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements, as well as the reported revenue generated, and the expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, and the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accruals for research and development activities, stock-based compensation, income taxes, marketable securities and leases. Estimates related to revenue recognition include actual costs incurred versus total estimated costs of our deliverables to determine percentage of completion in addition to the application and estimates of potential revenue constraints in the determination of the transaction price under our license and collaboration agreements. We base these estimates on historical and anticipated results, trends and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to forecasted amounts and future events.

There has been uncertainty and disruption in the global economy and financial markets due to a number of factors, including geopolitical instability, inflationary pressures, high interest rates, instability in banks and other financial institutions and domestic and global monetary and fiscal policy. We have taken into consideration any known impacts of these factors in our accounting estimates to date and are not aware of any additional specific events or circumstances that would require any additional updates to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of the date of the filing of this Annual Report on Form 10-K. These estimates may change as new events occur, circumstances change, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Licenses of intellectual property: If a license to our intellectual property is determined to be distinct from the other performance obligations identified in an arrangement, we recognize revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring proportional performance for purposes of recognizing revenue from non-refundable, upfront fees. We evaluate the measure of proportional performance for each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

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

We accrue for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of pre-clinical studies and clinical trials, and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated services provided but not yet invoiced and we include these costs in accrued expenses and other payables in our consolidated balance sheets and within research and development expense in our consolidated statements of operations. We accrue for these costs based on various factors such as estimates of the work completed and in accordance with agreements established with our third-party service providers. As actual costs become known, we adjust our accrued liabilities. We have not experienced any material differences between accrued liabilities and actual costs incurred. However, the status and timing of actual services performed, number of patients enrolled, the rate of patient enrollment and the number and location of sites activated may vary from our estimates and may result in adjustments to our research and development expenses in future periods. Changes in these estimates that result in material changes to our accruals could materially affect the results of our operations.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements applicable to us is included in Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Components of Our Results of Operations

License and Collaboration Revenue

Our license and collaboration revenue is derived from payments we receive under the JNJ License and Collaboration Agreement. See Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information. For the year ended December 31, 2024, we expect to recognize license and collaboration revenue from payments we are eligible to receive under the Takeda Collaboration Agreement, which is yet to become effective. The effectiveness of the agreement and our receipt of payments thereunder is dependent on and subject to the termination or expiration of any applicable waiting periods under the HSR Act. See Note 15 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

Research and development expenses consist primarily of the following:

●	expenses incurred under agreements with clinical trial sites that conduct research and development activities on our behalf;

●	employee-related expenses, which include salaries, benefits and stock-based compensation;
●	laboratory vendor expenses related to the preparation and conduct of pre-clinical and non-clinical studies and clinical trials;
●	costs related to production of clinical supplies and non-clinical materials, including fees paid to contract manufacturers;
●	license fees and milestone payments under license and collaboration agreements; and
●	facilities and other allocated expenses, which include expenses for rent and maintenance of facilities, information technology, depreciation and amortization expense and other administrative supplies.

We recognize the amounts related to our Australian research and development refundable cash tax incentive that are not subject to refund provisions as a reduction in research and development expenses. The research and development tax incentives are recognized when there is reasonable assurance that the incentives will be received, the relevant expenditure has been incurred and the amount of the consideration can be reliably measured. We evaluate our eligibility under the tax incentive program as of each balance sheet date and make accruals and related adjustments based on the most current and relevant data available. We may alternatively be eligible for a taxable credit in the form of a non-cash tax incentive. We recognize the amounts from grants under government programs as a reduction of research and development expenses when the related research costs are incurred.

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

We expect our research and development expenses to increase in the near term as compared to prior year periods as we continue to focus our resources toward progressing our rusfertide program into later stage clinical trials and preparing for commercialization. We do not intend to dedicate further internal resources to clinical development or contract manufacturing activities for our PN-943 clinical program. The process of conducting research, identifying potential product candidates and conducting pre-clinical studies and clinical trials necessary to obtain regulatory approval and commencing pre-commercialization activities is costly and time intensive. We may never succeed in achieving marketing approval for our product candidates regardless of our costs and efforts. The probability of success of our product candidates may be affected by numerous factors, including pre-clinical data, clinical data, competition, manufacturing capability, our cost of goods to be sold, our ability to receive, and the timing of, regulatory approvals, market conditions, and our ability to successfully commercialize our products if they are approved for marketing. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will be able to generate revenue from the commercialization and sale of any of our product candidates. Our research and development programs are subject to change from time to time as we evaluate our priorities and available resources.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resources, audit and accounting services, and pre-commercialization expenses, including selling and marketing costs. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of expenses for rent and maintenance of facilities, information technology, depreciation and amortization expense and other administrative supplies. We expect to continue to incur expenses to support our continued operations as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of the national securities exchange on which our securities are traded, insurance expenses, investor relations expenses, audit fees, professional services and general overhead and administrative costs.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents, and marketable securities, which is comprised of contractual interest, premium amortization and discount accretion.

Other Expense, Net

Other expense, net consists primarily of amounts related to foreign exchange gains and losses and related items.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

	Year Ended December 31,		Dollar	%
	2023	2022	Change	Change

	(Dollars in thousands)
License and collaboration revenue	$60,000	$26,581	$33,419	126
Operating expenses:
Research and development (1)	120,161	126,215	(6,054)	(5)
General and administrative (2)	33,491	31,739	1,752	6
Total operating expenses	153,652	157,954	(4,302)	(3)
Loss from operations	(93,652)	(131,373)	37,721	(29)
Interest income	14,898	4,060	10,838	267
Other expense, net	(201)	(80)	(121)	151
Net loss	$(78,955)	$(127,393)	$48,438	(38)

(1) Includes $17.1 million and $14.7 million of non-cash stock-based compensation expense for the years ended December 31, 2023 and 2022, respectively.

(2) Includes $12.2 million and $9.5 million of non-cash stock-based compensation expense for the years ended December 31, 2023 and 2022, respectively.

License and Collaboration Revenue

License and collaboration revenue increased $33.4 million, or 126%, from $26.6 million for the year ended December 31, 2022 to $60.0 million for the year ended December 31, 2023. The increase in revenue was primarily due to milestone payments earned under our license and collaboration agreement with JNJ during the fourth quarter of 2023, including a $50.0 million milestone payment upon dosing of the third patient in the ICONIC-LEAD Phase 3 trial of JNJ-2113 in patients with moderate-to-severe psoriasis, and a $10.0 million milestone payment upon the dosing of the third patient in the ANTHEM-UC Phase 2b trial in UC. License and collaboration revenue for the year ended December 31, 2022 was primarily related to the transaction price under the license and collaboration agreement with JNJ recognized based on proportional performance. We completed our performance obligation under the license and collaboration agreement with JNJ as of June 30, 2022.

Research and Development Expenses

	Year Ended December 31,		Dollar	%
	2023	2022	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide (PTG-300)	$98,060	$64,789	$33,271	51
Clinical and development expense — PN-943	1,058	36,906	(35,848)	(97)
Clinical and development expense — JNJ-2113 (PN-235)	99	201	(102)	(51)
Clinical and development expense — Other	—	657	(657)	(100)
Preclinical and drug discovery research expense	20,944	23,704	(2,760)	(12)
Grants and tax incentives expense reimbursement, net	—	(42)	42	(100)
Total research and development expenses	$120,161	$126,215	$(6,054)	(5)

Research and development expenses decreased $6.0 million, or 5%, from $126.2 million for the year ended December 31, 2022 to $120.2 million for the year ended December 31, 2023. The decrease was primarily due to (i) a decrease of $35.8 million in expenses for the PN-943 program, and (ii) a decrease of $2.8 million in expenses related to pre-clinical and drug discovery research expense, partially offset by (iii) an increase of $33.3 million in rusfertide clinical and contract manufacturing expenses primarily for the Phase 3 VERIFY clinical trial. We completed a Phase 2 trial of PN-943 in patients with moderate to severe UC in early 2023, following which we de-prioritized further development work.

We had 85 and 82 full-time equivalent research and development employees as of December 31, 2023 and 2022, respectively. Research and development personnel-related expenses for the year ended December 31, 2023 increased by $1.1 million as compared to the year ended December 31, 2022 primarily due to an increase of $2.3 million in stock-based compensation expense, partially offset by a decrease of $1.2 million of other personnel-related expenses.

General and Administrative Expenses

General and administrative expenses increased $1.8 million, or 6%, from $31.7 million for the year ended December 31, 2022 to $33.5 million for the year ended December 31, 2023 primarily due to an increase in stock-based compensation expense during the current year period, partially offset by one-time costs incurred during the first quarter of 2022.

We had 27 and 23 full-time equivalent general and administrative employees as of December 31, 2023 and 2022, respectively.

Interest Income

Interest income increased $10.8 million, or 267%, from $4.1 million for the year ended December 31, 2022 to $14.9 million for the year ended December 31, 2023. This increase was primarily due to higher invested balances and higher yields due to increased interest rates compared to the prior year period.

Comparison of the Years Ended December 31, 2022 and 2021

See Part II, Item 7—Results of Operations—Comparison of the Years Ended December 31, 2022 and 2021 in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 15, 2023, for a discussion of our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Liquidity and Capital Resources

Sources of Liquidity

Historically we have funded our operations primarily from net proceeds from the sale of shares of our common stock and receipt of payments under collaboration agreements.

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

In August 2022, we entered into an Open Market Sale AgreementSM , pursuant to which we may offer and sell up to $100.0 million shares of our common stock from time to time in “at-the-market” offerings (the “2022 ATM Facility”). During the three months ended March 31, 2023, we sold 1,749,199 shares of our common stock under the 2022 ATM Facility for net proceeds of $24.3 million, after deducting issuance costs. There were no sales of our common stock under the 2022 ATM Facility during the three months ended June 30, 2023, September 30, 2023 or December 31, 2023. There were no sales of our common stock under the 2022 ATM Facility during the year ended December 31, 2022.

In August 2018, we entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which we sold an aggregate of 2,750,000 shares of our common stock at a price of $8.00 per share for aggregate net proceeds of $21.7 million, after deducting offering expenses payable by us. In a concurrent private placement, we issued the Investors warrants to purchase an aggregate of 2,750,000 shares of our common stock (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant was exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of our common stock had an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of our common stock had an exercise price of $15.00 per share. The exercise price and number of shares of our common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) were subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the Warrants were exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, we granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. The common stock and Warrants met the criteria for equity classification, and the net proceeds from the transaction were recorded as a credit to additional paid-in capital.

In August 2023, prior to the expiration of the Warrants, we entered into certain agreements with the Investors and their affiliates under which we agreed to allow the Warrants to be exercised in exchange for pre-funded warrants representing the same number of Warrant Shares underlying the Warrants with an exercise price of $0.001 per share (the “Pre-Funded Warrants”). Subsequent to the execution of the agreements and prior to the expiration of the Warrants, all outstanding Warrants were exercised for gross proceeds of $34.4 million in exchange for 44,748 shares of our common stock and Pre-Funded Warrants to purchase 2,705,252 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Pre-Funded Warrants) with an exercise price of $0.001 per share. The Pre-Funded Warrants will expire upon the day they are exercised in full. The Pre-Funded Warrants are exercisable at any time prior to expiration except that the Pre-Funded Warrants cannot be exercised by the Investors if, after giving effect thereto, the Investors would beneficially own more than 9.99% of our common stock, subject to certain exceptions. The common stock and Pre-Funded Warrants met the criteria for equity classification and the net proceeds from the transaction were recorded as a credit to additional paid-in capital. In accordance with Accounting Standards Codification Topic 260, Earnings Per Share, outstanding Pre-Funded Warrants are included in the computation of basic net loss per share because the exercise price is negligible, and they are fully vested and exercisable after the original issuance date. As of December 31, 2023, none of the Pre-Funded Warrants have been exercised.

Receipt of Payments Under Collaboration Agreements

We have earned $172.5 million in non-refundable payments from JNJ since the inception of the Restated Agreement in 2017 through the date of this Annual Report on Form 10-K as follows:

●	Upon effectiveness of the Original Agreement, we received a non-refundable, upfront cash payment of $50.0 million from JNJ in 2017;
●	Upon effectiveness of the First Amendment, we became eligible to receive a $25.0 million payment from JNJ, which was received during the second quarter of 2019;
●	In December 2019, we became eligible to receive a $5.0 million payment triggered by the successful nomination of a second-generation development compound, which was received during the first quarter of 2020;
●	In October 2021, we became eligible to receive a $7.5 million milestone payment triggered by completion of the data collection for JNJ-2113 (formerly PN-235) Phase 1 activities, which was received during the fourth quarter of 2021;
●	In March 2022, we became eligible to receive a $25.0 million milestone payment in connection with the dosing of the third patient in the Phase 2b clinical trial of JNJ-2113 in moderate-to-severe plaque psoriasis, which was received during the second quarter of 2022;
●	In October 2023, we became eligible to receive a $50.0 million milestone payment in connection with the dosing of the third patient in the ICONIC-TOTAL Phase 3 clinical trial of JNJ-2113 in moderate-to-severe plaque psoriasis, which was received in December 2023; and
●	In December 2023, we became eligible to receive a $10.0 million milestone payment in connection with the dosing of the third patient in the ANTHEM Phase 2b clinical trial of JNJ-2113 in ulcerative colitis, which was received in January 2024.

We have also received payments for services provided under the collaboration agreement and we may make in-kind payment reimbursements to JNJ for certain costs they have incurred pursuant to the cost sharing terms of the agreement.

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

Capital Requirements

As of December 31, 2023, we had $341.6 million of cash, cash equivalents and marketable securities and an accumulated deficit of $615.7 million. Our capital expenditures were $0.6 million, $0.8 million and $1.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Our primary uses of cash are to fund our operating expenses, primarily related to our research and development expenditures and general and administrative costs. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months from the date of this Annual Report on Form 10-K based on current operating plans and financial forecasts.

In January 2024, we entered into a worldwide license and collaboration agreement for the development and commercialization of rusfertide with Takeda, which is yet to become effective. See Note 15 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

We may require additional funding to advance our early discovery pipeline and to develop, acquire, or in-license other potential product candidates. Our future funding requirements will depend on many factors, including:

●	the progress, timing, scope, results and costs of advancing our clinical trials for our product candidates, including the ability to enroll patients in a timely manner for our clinical trials;
●	the costs of and our ability to obtain clinical and commercial supplies for our current product candidates and any other product candidates we may identify and develop;
●	our ability to successfully commercialize our current product candidates and any other product candidates we may identify and develop;
●	the success of our existing or future collaborations with third parties;
●	the selling and marketing costs associated with our current product candidates and any other product candidates we may identify and develop, including the costs and timing of expanding our sales and marketing capabilities;
●	the achievement of development, regulatory and sales milestones resulting in payments to us from JNJ under the Restated Agreement, Takeda under the Takeda Collaboration Agreement or other such arrangements that we may enter into, and the timing of receipt of such payments, if any;
●	the timing, receipt and amount of royalties from JNJ under the Restated Agreement or Takeda under the Takeda Collaboration Agreement upon regulatory approval or clearance, if any;
●	the amount and timing of sales and other revenues from our current product candidates and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;
●	the cash requirements of any future acquisitions or discoveries of product candidates;
●	the time and costs necessary to respond to technological and market developments;
●	the extent to which we may acquire or in-license other product candidates and technologies;

Such additional funding may come from various sources, including raising additional capital, seeking access to debt, and seeking additional collaborative or other arrangements with partners, but such funding may not be available on terms acceptable to us, if at all. As discussed in Part I, Item 1A,”Risk Factors,” we are currently operating in a period of macroeconomic uncertainty and capital markets disruption, which has been significantly impacted by domestic and global monetary and fiscal policy, geopolitical instability, inflationary pressures, high interest rates and banking and other financial institution instability, among other factors. A future recession or market correction, including those due to significant geopolitical or macroeconomic events, could materially affect our business and our access to credit and financial markets.

Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. Further, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials, other research and development activities and pre-commercialization costs. If we do raise additional capital through public or private equity offerings or convertible debt securities, the ownership interest of our existing stockholders could be diluted, and the terms of these securities could include liquidation or other preferences that could adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we could be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to fully estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated product development programs. For additional information, see Part I, Item 1A, “Risk Factors — Risks Related to our Financial Position and Capital Requirements.”

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022	2021

Consolidated Statements of Cash Flows Data:	(Dollars in thousands)
Cash used in operating activities	$(70,236)	$(108,137)	$(107,865)
Cash (used in) provided by investing activities	$(39,258)	$91,468	$(15,860)
Cash provided by financing activities	$170,477	$18,838	$129,923
Stock-based compensation	$29,293	$24,202	$16,395

Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2023 was $70.2 million, consisting primarily of our net loss of $79.0 million and a net change of $19.5 million in net operating assets and liabilities, partially offset by certain non-cash items, including $29.2 million of stock-based compensation expense. The $37.9 million decrease in cash used in operating activities for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to a $48.4 million decrease in our net loss and a $5.1 million increase in stock-based compensation expense, partially offset by a $4.0 million decrease in accretion of discount on marketable securities and an $11.7 million net change in net operating assets and liabilities.

Cash used in operating activities for the year ended December 31, 2022 was $108.1 million, consisting primarily of our net loss of $127.4 million and a net change of $7.8 million in net operating assets and liabilities, partially offset by certain non-cash items, including $24.2 million of stock-based compensation expense. The $0.3 million increase in cash used in operating activities for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to a $1.8 million increase in our net loss, a $4.5 million net change in net operating assets and liabilities and a $1.8 million net change in other non-cash items, partially offset by a $7.8 million increase in stock-based compensation expense.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities for the year ended December 31, 2023 was $39.3 million, consisting of purchases of marketable securities of $191.1 million and purchases of property and equipment of $0.6 million, partially offset by proceeds from maturities of marketable securities of $152.4 million. The $130.7 million decrease in cash provided by investing activities for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily related to a decrease in the net activity of purchases and maturities of marketable securities. Purchases of property and equipment were primarily related to purchases of laboratory and computer equipment.

Cash provided by investing activities for the year ended December 31, 2022 was $91.5 million, consisting of proceeds from maturities of marketable securities of $307.1 million, partially offset by purchases of marketable securities of $214.9 million and purchases of property and equipment of $0.8 million. The $107.3 million increase in cash provided by investing activities for the year ended December 31, 2022, as compared to the year ended December

31, 2021, was primarily related to a decrease of $71.7 million in purchases of marketable securities and an increase of $35.3 million in proceeds from maturities of marketable securities. Purchases of property and equipment were primarily related to purchases of laboratory and computer equipment.

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2023 was $170.5 million, consisting primarily of net cash proceeds of $107.8 million from the April 2023 public offering of our common stock, $24.3 million from sales of our common stock under the 2022 ATM Facility, $34.4 million from the exercise of the Warrants in exchange for issuance of Pre-Funded Warrants and common stock, and $4.8 million in proceeds from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan. The $151.6 million increase in cash provided by financing activities for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to a $107.8 million increase in net cash proceeds from the April 2023 public offering, a $9.7 million increase in cash proceeds from ATM sales and a $34.4 million increase in net cash proceeds from the exercise of the Warrants.

Cash provided by financing activities for the year ended December 31, 2022 was $18.8 million, consisting primarily of net cash proceeds of $14.6 million from sales under the 2019 ATM Facility and proceeds from the issuance of common stock upon the exercise of stock options and purchases of common stock under our employee stock purchase plan of $4.4 million. The $111.1 million decrease in cash provided by financing activities for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to a $123.8 million decrease in cash proceeds from our public offerings of common stock and a $1.8 million decrease in proceeds from the issuance of common stock upon exercise of stock options and purchases of common stock under our employee stock purchase plan. These decreases were partially offset by a $14.6 million increase in cash proceeds from ATM sales.

Contractual Obligations and Other Commitments

In the normal course of business, we enter into agreements with contract service providers to assist in the performance of our research and development activities and clinical and commercial manufacturing activities. Subject to the required notice periods and our obligations under certain binding commitments, we can elect to discontinue the work under these agreements at any time. We expect to enter into additional clinical development, contract research, clinical and commercial manufacturing, supplier and collaborative research agreements in the future, which may require upfront payments and long-term commitments of capital resources.

Our contractual obligations include minimum lease payments under our operating lease obligations. In July 2021, we entered into a second amendment to our facility lease agreement dated as of March 2017 to lease approximately 15,000 square feet of additional office space in Newark, California. See Note 8 to the Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K for additional information.

Under the Restated Agreement, we share with JNJ certain development, regulatory and compound supply costs. The actual amounts that we pay JNJ or that JNJ pays us will depend on a number of factors, some of which are outside of our control and some of which are contingent upon the success, if achieved, of certain development and regulatory activities. See Note 3 to the Consolidated Financial Statements elsewhere in this Annual Report on Form 10- K for additional information.

In January 2024, we entered into the Takeda Collaboration Agreement, which is yet to become effective. See Note 15 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

In June 2012, we entered into the Zealand Agreement to identify, optimize and develop novel disulfide-rich peptides to discover a hepcidin mimetic. We amended the Zealand Agreement in February 2014, at which point we assumed responsibility for the development program. In January 2020, we initiated arbitration proceedings with the International Court of Arbitration of the International Chamber of Commerce against Zealand. In August 2021, we and

Zealand agreed to resolve the dispute and reached an Arbitration Resolution Agreement. See Note 7 and Note 9 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our interest-earning investments and inflation risk affecting labor costs and clinical trial costs.

Interest Rate Fluctuation Risk

We had $341.6 million and $237.4 million in cash, cash equivalents and marketable securities at December 31, 2023 and 2022, respectively. Our cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Marketable securities consist of certificates of deposit, corporate bonds, commercial paper and government bonds. A portion of our investments are interest-bearing instruments carrying a degree of interest rate risk. However, because our investments are of high-quality credit rating and are short term in duration, we believe that our exposure to interest rate risk is not significant and that a hypothetical 100 basis point change in interest rates would not have a significant impact on the total value of our portfolio.

Approximately $0.9 million and $2.5 million of our cash balance was located in Australia at December 31, 2023 and 2022, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of our expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on the results of our operations.

Inflation Fluctuation Risk

The inflationary environment has decreased over the period covered by this Annual Report on Form 10-K as compared to prior year periods. Inflation generally affects us by increasing our costs, such as the cost of labor and research and development contract costs. We do not believe inflation has had a material effect on the results of our operations during the year ended December 31, 2023.

Item 8. Financial Statements and Supplementary Data

PROTAGONIST THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Protagonist Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Protagonist Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Accrued clinical and research related expenses
Description of the Matter

At December 31, 2023, the Company has accrued $11.8 million of clinical and research related expenses. As described in Note 2 to the consolidated financial statements, the Company records estimated costs of research and development activities conducted by third-party service providers, which include the conduct of pre-clinical studies and clinical trials, and contract manufacturing activities, based upon the estimated amount of services provided but not yet invoiced. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers.

Auditing management’s accounting for accrued clinical and research related expenses is especially challenging because the evaluation is dependent on a high volume of data exchanged between third-party service providers, internal clinical personnel, and the Company’s finance department. The accrued amounts are determined based on an evaluation of the unique terms and conditions set forth in each respective agreement. Additionally, due to the duration of clinical trial activities and the timing of invoices received from third parties, the calculation of the accrual for services incurred requires management to determine that they have complete and accurate information from its vendors.

How We Addressed the Matter in Our Audit

To test accrued clinical and research related expenses, our audit procedures included, among others, testing the accuracy and completeness of the inputs used in management’s analysis to determine costs incurred. We also inspected terms and conditions for selected research and development contracts and change orders and compared these to the cost models management used in tracking progress of service agreements. We met with the Company’s internal clinical personnel to understand the status of significant clinical activities. We evaluated accruals recorded for services incurred by third parties by understanding the terms and timeline of significant projects and evaluating management’s determination of work performed at the balance sheet date. Further, we inspected selected invoices received from third parties after the balance sheet date and evaluated whether services performed prior to the balance sheet date had been properly included in costs accrued.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

San Mateo, California

February 27, 2024

PROTAGONIST THERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$186,727	$125,744
Marketable securities	154,890	111,611
Receivable from collaboration partner	10,000	10
Prepaid expenses and other current assets	3,960	5,712
Total current assets	355,577	243,077
Property and equipment, net	1,195	1,565
Restricted cash - noncurrent	225	225
Operating lease right-of-use asset	954	3,061
Total assets	$357,951	$247,928
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$772	$3,640
Payable to collaboration partner	3	69
Accrued expenses and other payables	19,358	24,955
Operating lease liability - current	1,141	2,515
Total current liabilities	21,274	31,179
Operating lease liability - noncurrent	—	1,141
Total liabilities	21,274	32,320
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 90,000,000 shares authorized; 57,708,613 and 49,339,252 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1	—
Additional paid-in capital	952,491	752,722
Accumulated other comprehensive loss	(105)	(359)
Accumulated deficit	(615,710)	(536,755)
Total stockholders’ equity	336,677	215,608
Total liabilities and stockholders’ equity	$357,951	$247,928

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
License and collaboration revenue	$60,000	$26,581	$27,357
Operating expenses:
Research and development	120,161	126,215	126,006
General and administrative	33,491	31,739	27,196
Total operating expenses	153,652	157,954	153,202
Loss from operations	(93,652)	(131,373)	(125,845)
Interest income	14,898	4,060	443
Other expense, net	(201)	(80)	(149)
Net loss	$(78,955)	$(127,393)	$(125,551)
Net loss per share, basic and diluted	$(1.39)	$(2.60)	$(2.71)
Weighted-average shares used to compute net loss per share, basic and diluted	56,763,559	49,042,232	46,322,910

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(78,955)	$(127,393)	$(125,551)
Other comprehensive loss:
Gain (loss) on translation of foreign operations	194	(149)	(182)
Unrealized gain (loss) on marketable securities	60	89	(145)
Comprehensive loss	$(78,701)	$(127,453)	$(125,878)

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	(Loss) Gain	Deficit	Equity
	Shares	Amount
Balance at December 31, 2020	43,745,465	$—	$563,389	$28	$(283,811)	$279,606
Issuance of common stock pursuant to public offerings, net of issuance costs	3,503,311	—	123,804	—	—	123,804
Issuance of common stock under equity incentive and employee stock purchase plans	596,614	—	6,283	—	—	6,283
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(7,060)	—	(189)	—	—	(189)
Stock-based compensation expense	—	—	16,395	—	—	16,395
Other comprehensive income (loss)	—	—	—	(327)	—	(327)
Net loss	—	—	—	—	(125,551)	(125,551)
Balance at December 31, 2021	47,838,330	—	709,682	(299)	(409,362)	300,021
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	422,367	—	14,553	—	—	14,553
Issuance of common stock under equity incentive and employee stock purchase plans	686,284	—	4,448	—	—	4,448
Issuance of common stock upon exercise of Exchange Warrants	399,997	—	—	—	—	—
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(7,726)	—	(188)	—	—	(188)
Stock-based compensation expense	—	—	24,202	—	—	24,202
Issuance costs related to prior period common stock offering	—	—	25	—	—	25
Other comprehensive income (loss)	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	(127,393)	(127,393)
Balance at December 31, 2022	49,339,252	—	752,722	(359)	(536,755)	215,608
Issuance of common stock pursuant to public offerings, net of issuance costs	5,750,000	—	107,798	—	—	107,798
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	1,749,199	1	24,301	—	—	24,302
Exercise of Warrants in exchange for issuance of Pre-Funded Warrants	—	—	33,813	—	—	33,813
Issuance of common stock upon exercise of Warrants	44,748	—	559	—	—	559
Issuance of common stock under equity incentive and employee stock purchase plans	857,377	—	4,774	—	—	4,774
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(31,963)	—	(769)	—	—	(769)
Stock-based compensation expense	—	—	29,293	—	—	29,293
Other comprehensive income (loss)	—	—	—	254	—	254
Net loss	—	—	—	—	(78,955)	(78,955)
Balance at December 31, 2023	57,708,613	$1	$952,491	$(105)	$(615,710)	$336,677

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net loss	$(78,955)	$(127,393)	$(125,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	29,293	24,202	16,395
Operating lease right-of-use asset amortization	2,335	2,335	1,962
(Accretion) amortization of discount/premium on marketable securities	(4,569)	(549)	1,830
Depreciation	977	1,034	813
Other	194	—	—
Changes in operating assets and liabilities:
Research and development tax incentive receivable	—	2,686	(1,775)
Receivable from collaboration partner	(9,990)	1,556	860
Prepaid expenses and other assets	1,753	3,754	(3,227)
Accounts payable	(2,868)	2,045	(1,390)
Payable to collaboration partner	(66)	(830)	(1,833)
Accrued expenses and other payables	(5,597)	(12,715)	19,097
Deferred revenue	—	(1,601)	(12,876)
Operating lease liability	(2,743)	(2,661)	(2,049)
Other liabilities	—	—	(121)
Net cash used in operating activities	(70,236)	(108,137)	(107,865)
Cash Flows from Investing Activities
Purchase of marketable securities	(191,045)	(214,874)	(286,589)
Proceeds from maturities of marketable securities	152,396	307,137	271,830
Purchases of property and equipment	(609)	(795)	(1,101)
Net cash (used in) provided by investing activities	(39,258)	91,468	(15,860)
Cash Flows from Financing Activities
Proceeds from public offering of common stock, net of issuance costs	107,798	—	123,829
Proceeds from at-the-market offering, net of issuance costs	24,302	14,553	—
Proceeds from exercise of Warrants in exchange for issuance of Pre-Funded Warrants	33,813	—	—
Proceeds from issuance of common stock upon exercise of Warrants	559	—	—
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	4,774	4,448	6,283
Tax withholding payments related to net settlement of restricted stock units	(769)	(188)	(189)
Issuance costs related to prior period common stock offering	—	25	—
Net cash provided by financing activities	170,477	18,838	129,923
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(90)	(126)
Net increase in cash, cash equivalents and restricted cash	60,983	2,079	6,072
Cash, cash equivalents and restricted cash, beginning of period	125,969	123,890	117,818
Cash, cash equivalents and restricted cash, end of period	$186,952	$125,969	$123,890
Supplemental Disclosure of Non-Cash Financing and Investing Information:
Purchases of property and equipment in accounts payable and accrued liabilities	$61	$19	$143
Issuance costs related to common stock offering included in accrued liabilities and other payables	$—	$—	$25

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Note 1.    Organization and Description of Business

Protagonist Therapeutics, Inc. (the “Company”) is headquartered in Newark, California. The Company is a biopharmaceutical company with peptide-based new chemical entities rusfertide and JNJ-2113 (formerly PN-235) in advanced stages of clinical development, both derived from the Company’s proprietary technology platform. The Company’s clinical programs fall into two broad categories of diseases: (i) hematology and blood disorders, and (ii) inflammatory and immunomodulatory diseases. The Company has one wholly owned subsidiary, Protagonist Pty Limited (“Protagonist Australia”), located in Brisbane, Queensland, Australia.

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

Substantially all of the Company’s long-lived assets are in the United States.

Liquidity

As of December 31, 2023, the Company had cash, cash equivalents and marketable securities of $341.6 million. The Company has incurred net losses from operations since inception and had an accumulated deficit of $615.7 million as of December 31, 2023. The Company’s ultimate success depends upon the outcome of its research and development and collaboration activities. The Company expects to incur additional losses in the future and anticipates the need to raise additional capital to continue to execute its long-range business plan. Since the Company’s initial public offering in August 2016, it has financed its operations primarily through proceeds from offerings of common stock and payments received under license and collaboration agreements.

Risks and Uncertainties

The Company is currently operating in a period of macroeconomic uncertainty and capital markets disruption, which has been impacted by domestic and global monetary and fiscal policy, geopolitical instability, including ongoing military conflicts between Russia and Ukraine and in Israel and surrounding areas, rising tensions between China and Taiwan, a recessionary environment, historically high domestic and global inflation, high interest rates and instability in banks and other financial institutions. The Company’s future results of operations and liquidity could be adversely impacted by outbreaks of disease, epidemics and pandemics, including potential further delays in existing and planned clinical trials, difficulty in recruiting patients for these clinical trials, delays in manufacturing and collaboration activities and supply chain disruptions. The conflict in Ukraine has exacerbated market disruptions, including significant volatility in commodity prices as well as supply chain interruptions, and has contributed to record inflation globally. The U.S. Federal Reserve and other central banks may be unable to contain inflation through more restrictive monetary policy and inflation may increase or continue for a prolonged period of time. Inflationary factors, such as increases in the cost of clinical supplies, interest rates, overhead costs and transportation costs may adversely affect the Company’s operating results. In addition, the failure of Silicon Valley Bank and other regional banks in the United States during the first half of 2023 has given rise to uncertainty in the security of amounts in deposit accounts uninsured by the Federal Deposit Insurance Corporation. The Company continues to monitor these events and the potential impact on its business. Although the Company does not believe that inflation has had a material adverse impact on its financial position or results of operations to date, its financial position or results of operations may be adversely affected in the future due to numerous factors, including global monetary and fiscal policy, supply chain constraints, the ongoing conflicts between Russia and Ukraine and in Israel and surrounding areas and other factors, and such factors may lead to increases in the cost of manufacturing for and delays in the initiation of studies in the Company’s product candidates.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Protagonist Australia, and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated upon consolidation.

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

There has been uncertainty and disruption in the global economy and financial markets due to a number of factors, including geopolitical instability, inflationary pressures, high interest rates, a recessionary environment, domestic and global monetary and fiscal policy and other factors. The Company has taken into consideration any known impacts in its accounting estimates to date and is not aware of any additional specific events or circumstances that would require any additional updates to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the filing date of this Annual Report on Form 10-K. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and marketable securities. Substantially all of the Company’s cash is held by three financial institutions that management believes are of high credit quality. Such deposits generally exceed federally insured limits. The primary focus of the Company’s investment strategy is to preserve capital and to meet liquidity requirements. The Company’s cash equivalents and marketable securities are managed by external managers within the guidelines of the Company’s investment policy. The Company’s investment policy addresses the level of credit exposure by limiting concentration in any one corporate issuer and establishing a minimum allowable credit rating. To manage its credit risk exposure, the Company maintains its U.S. portfolio of cash equivalents and marketable securities in fixed income securities denominated and payable in U.S. dollars. Permissible investments of fixed income securities include obligations of the U.S. government and its agencies, money market instruments including commercial paper and negotiable certificates of deposit, and highly rated corporate debt obligations and money market funds.

Cash Equivalents

Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists primarily of cash balances held as security in connection with a letter of credit related to the Company’s facility lease entered into in March 2017, as subsequently amended. The Company’s letter of credit balance was $0.2 million at December 31, 2021, 2022 and 2023 pursuant to the terms of the facility lease.

Cash as Reported in Consolidated Statements of Cash Flows

Cash as reported in the consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as presented on the consolidated balance sheets.

Cash as reported in the consolidated statements of cash flows consisted of (in thousands):

	December 31,
	2023	2022	2021
Cash and cash equivalents	$186,727	$125,744	$123,665
Restricted cash - noncurrent	225	225	225
Total cash reported on consolidated statements of cash flows	$186,952	$125,969	$123,890

Marketable Securities

All marketable securities have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Short-term marketable securities have maturities greater than three months but not longer than 365 days as of the balance sheet date. Long-term marketable securities have maturities of 365 days or longer as of the balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive income (loss). Realized gains and losses, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest income.

Fair Value of Financial Instruments

Fair value accounting is applied to all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). The carrying amount of the Company’s financial instruments, including cash equivalents, receivables from its collaboration partner, accounts payable, payables to its collaboration partner and accrued expenses and other payables approximate fair value due to their short-term maturities. See Note 4 to the Consolidated Financial Statements for additional information regarding the fair value of the Company’s other financial assets and liabilities.

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

Pursuant to Accounting Standard Update 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), the Company has elected to exclude accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities for the purposes of identifying and measuring an impairment. The Company writes off accrued interest as a reduction of interest income when an issuer has defaulted on interest payments due on a security.

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

Leases

The Company determines if an arrangement is a lease at inception. Pursuant to Accounting Standards Codification Topic 842, Leases (“ASC 842”), operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, and noncurrent operating lease liabilities on the consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. If the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

Research and Development Tax Incentive

The Company is eligible under the AusIndustry research and development tax incentive program to obtain either a refundable cash tax incentive or a taxable credit in the form of a non-cash tax incentive from the Australian Taxation Office. The refundable cash tax incentive is available to the Company on the basis of specific criteria with which the Company must comply. Specifically, the Company must have annual turnover of less than AUD 20.0 million and cannot be controlled by income tax exempt entities. The refundable cash tax incentive is recognized as a reduction to research and development expense when the right to receive has been attained and funds are considered to be collectible. The Company may alternatively be eligible for a taxable credit in the form of a non-cash tax incentive in years when the annual turnover exceeds the limit. The Company evaluates its eligibility under tax incentive programs as of each balance sheet date and makes accrual and related adjustments based on the most current and relevant data available.

Stock-based Compensation

The Company measures its stock-based awards made to its equity plan participants based on the estimated fair values of the awards as of the grant date. For stock option awards, the Company uses the Black-Scholes option-pricing model to estimate fair values. For restricted stock unit (“RSU”) awards, the estimated fair value is generally the fair market value of the underlying stock on the grant date. Stock-based compensation expense is recognized over the requisite service period and is based on the value of the portion of stock-based awards that is ultimately expected to vest. The Company recognizes forfeitures of stock-based awards as they occur.

The Company has granted performance share units (“PSUs”) to certain executives of the Company. Stock-based compensation expense associated with PSUs is based on the fair value of the Company’s common stock on the grant date, which equals the closing price of the Company’s common stock on the grant date. The Company recognizes compensation expense on an accelerated basis over the vesting periods of the awards that are ultimately expected to vest when achievement of the related performance obligation becomes probable. The Company assesses the probability of achievement of the related performance obligation on a quarterly basis.

If stock-based awards are granted in contemplation of or shortly before a planned release of material nonpublic information, and such information is expected to result in a material increase in the Company’s share price, the Company considers whether an adjustment to the observable market price is required when estimating fair values.

Net Loss per Share

Basic net loss per share is calculated by dividing the Company’s net loss by the weighted average number of shares of common stock, Exchange Warrants and Pre-Funded Warrants (as defined in Note 10. Stockholders’ Equity for details) outstanding during the period, without consideration of potentially dilutive securities. In accordance with Accounting Standards Codification Topic 260, Earnings Per Share (“ASC 260”), outstanding Exchange Warrants and Pre-Funded Warrants are included in the computation of basic net loss per share because the exercise price is negligible, and they are fully vested and exercisable after the original issuance date. Diluted net loss per share is the same as basic net loss per share for all periods presented since the effect of potentially dilutive securities is anti-dilutive given the net loss of the Company in each period. See Note 10. Stockholders’ Equity for additional information regarding the Exchange Warrants and Pre-Funded Warrants.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standard Board (“FASB”) issued ASU 2016-13. The guidance requires measurement and recognition of expected credit losses for financial assets at the time financial assets are initially recognized in the financial statements. The measurement of expected credit losses is based on historical credit loss information as well as current and future economic factors. ASU 2016-13 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of credit loss or other factors. In November 2019, the FASB issued Accounting Standards Update 2019-10, Financial Instruments – Credit Losses (Topic 326): Effective Dates, which delayed the mandatory effective date of ASU 2016-13 for smaller reporting companies. The Company adopted ASU 2016-13 effective January 1, 2023. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or related disclosures.

Recently Issued Accounting Pronouncements as of December 31, 2023

In December 2023, the FASB issued Accounting Standards Update No. 2023-09 Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public business entities to disclose specific categories in the income tax rate reconciliation annually and provide additional information for reconciling items that meet a qualitative threshold. ASU 2023-09 also requires that entities disclose annually additional information about income taxes paid and disaggregated information for certain items. ASU 2023-09 is effective for the Company beginning on January 1, 2025. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on its financial position, results of operations and cash flows.

In November 2023, the FASB issued Accounting Standards Update No. 2023-07 Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose incremental segment information on an annual and interim basis. ASU 2023-07 requires public entities with a single reportable segment to provide all the disclosures required by the amendments in ASU 2023-07 and all existing segment disclosures in Segment Reporting (Topic 280). ASU 2023-07 is effective for the Company for fiscal years beginning on January 1, 2024, and interim periods within fiscal years beginning on January 1, 2025. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its financial position, results of operations or cash flows.

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company beginning on January 1, 2024. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its financial position, results of operations or cash flows.

Note 3.    License and Collaboration Agreement

Agreement Terms

On July 27, 2021, the Company entered into an Amended and Restated License and Collaboration Agreement (the “Restated Agreement”) with J&J Innovative Medicines (“JNJ”), formerly Janssen Biotech, Inc., which amended and restated the License and Collaboration Agreement, effective July 13, 2017, by and between the Company and JNJ (the “Original Agreement”), as amended by the first amendment, effective May 7, 2019 (the “First Amendment”). Prior to January 1, 2023, JNJ was a related party to the Company as Johnson & Johnson Innovation - JJDC, Inc. was a significant (greater than 5%) stockholder of the Company, and both companies are subsidiaries of Johnson & Johnson. Upon the effectiveness of the Original Agreement, the Company received a non-refundable, upfront cash payment of $50.0 million from JNJ. Upon the effectiveness of the First Amendment, the Company received a $25.0 million payment from JNJ in 2019. The Company received a $5.0 million payment triggered by the successful nomination of a second-generation oral Interleukin (“IL”)-23 receptor antagonist development compound (“second-generation compound”) during the first quarter of 2020 and a $7.5 million payment triggered by the completion of data collection activities for the first Phase 1 clinical trial of a second-generation compound during the fourth quarter of 2021. The Company received a $25.0 million milestone payment in connection with the dosing of the third patient in the first Phase 2 clinical trial for a second-generation compound during the second quarter of 2022. The Company received a $50.0 million milestone payment in connection with the dosing of a third patient in the ICONIC-TOTAL Phase 3 clinical trial of JNJ-2113 in patients with moderate-to-severe psoriasis during the fourth quarter of 2023. The Company became eligible to receive a $10.0 million milestone payment upon the dosing of the third patient in the ANTHEM Phase 2b trial in UC in December 2023. The Company has earned a total of $172.5 million in non-refundable payments from JNJ since the inception of the Restated Agreement in 2017 through the date of this report.

The Restated Agreement relates to the development, manufacture and commercialization of oral IL-23 receptor antagonist drug candidates. The candidates nominated for initial development pursuant to the Restated Agreement included PTG-200 (JNJ-67864238), PN-232 (JNJ-75105186) and JNJ-2113 (JNJ-77242113) (formerly PN- 235). PTG-200 is an oral IL-23 receptor antagonist that was in Phase 2a development for the treatment of Crohn’s disease (“CD”). During the fourth quarter of 2021, a decision was made by JNJ to stop further development of both PTG-200 and PN-232 in favor of advancing JNJ-2113, based on its superior potency and overall pharmacokinetic and pharmacodynamic profile. JNJ is primarily responsible for the conduct of all future trials, including anticipated Phase 2 and Phase 3 trials, and the Company is primarily responsible for the conduct of the second-generation Phase 1 trials.

The Restated Agreement enables JNJ to develop collaboration compounds for multiple indications. Under the Restated Agreement, JNJ is required to use commercially reasonable efforts to develop at least one collaboration compound for at least two indications.

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

Pursuant to both the Original and Restated Agreements, payments to the Company for research and development services are generally billed and collected as services are performed or assets are delivered, including research activities and Phase 1 and Phase 2 development activities. JNJ bills the Company for its share of the PTG-200 Phase 2a development costs as expenses are incurred by JNJ. Milestone payments are received after the related milestones are achieved.

JNJ retains exclusive, worldwide rights to develop and commercialize IL-23 receptor antagonist compounds derived from the research collaboration conducted under the Original Agreement, or JNJ’s further research under the Restated Agreement. Any further research and development will be conducted by JNJ. The Company will have the right to co-detail (for CD and ulcerative colitis (“UC”) indications) up to two of the IL-23 receptor antagonist compounds under the collaboration in the U.S. market.

The Restated Agreement remains in effect until the royalty obligations cease following patent and regulatory expiry, unless terminated earlier. Upon a termination of the Restated Agreement, all rights revert back to the Company, and in certain circumstances, if such termination occurs during ongoing clinical trials, JNJ would, if requested, provide certain financial and operational support to the Company for the completion of such trials.

Revenue Recognition

The Restated Agreement contains a single performance obligation for the development license; Phase 1 development services for PTG-200, PN-232 and JNJ-2113; the Company’s services associated with Phase 2a development for PTG-200 in CD; the initial year of second-generation compound research services; and all other such services that the Company may perform at the request of JNJ to support the development of PTG-200 through Phase 2a and PN-232 and JNJ-2113 through Phase 1. Under the Restated Agreement, development services performed by the Company for PTG-200 beyond Phase 2a and PN-232 and JNJ-2113 beyond Phase 1 are no longer required.

The Company concluded that the remaining development services are not distinct from the partially delivered combined promise comprised under the agreement prior to the Restated Agreement of the development license and PTG-200, PN- 232 and JNJ-2113 services, including compound supply and other services. Therefore, the Restated Agreement is treated as if it were part of the Original Agreement. The Restated Agreement was accounted for as if it were a modification of services under the Original Agreement by applying a cumulative catch-up adjustment to revenue. As of the effective date of the Restated Agreement, the Company calculated the adjusted cumulative revenue under the Restated Agreement with primary updates to the transaction price, including the release of and update of prior constraints and fewer remaining services to be provided, resulting in a cumulative adjustment that increased revenue by $8.0 million for the year ended December 31, 2021.

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

The Company uses the most likely amount method to estimate variable consideration included in the transaction price. Variable consideration after the effective date of the Restated Agreement consisted of future milestone payments and cost sharing payments for agreed-upon services offset by development costs reimbursable to JNJ. Cost sharing payments from JNJ related to the agreed-upon services for development activities that the Company performed within the duration of the contract were included in the transaction price at the Company’s share of the estimated budgeted costs for these activities, including primarily internal full-time equivalent effort and third-party contract costs. Cost sharing payments to JNJ related to agreed-upon services for activities that JNJ performed within the duration of the contract are not a distinct service that JNJ transfers to the Company. Therefore, the consideration payable to JNJ was accounted for as a reduction in the transaction price.

The transaction price of the initial performance obligation under the Restated Agreement was $131.7 million as of December 31, 2022, an increase of $25.2 million from the transaction price of $106.5 million at December 31, 2021 under the Restated Agreement. In order to determine the transaction price, the Company evaluated all payments to be received during the duration of the contract, net of development costs reimbursement expected to be payable to JNJ. The transaction price as of December 31, 2022 included $112.5 million of nonrefundable payments received to date, $17.9 million of reimbursement from JNJ for services performed for IL-23 receptor antagonist compound research and other services, and variable consideration consisting of $8.2 million of development cost reimbursement from JNJ, partially offset by $6.9 million of net cost reimbursement due to JNJ for services performed. The Company concluded that the variable consideration constraint was appropriately reflected in the transaction price as of December 31, 2022, and that the achievement of future milestones is subject to additional development and/or regulatory uncertainty and therefore it was not probable at December 31, 2022 that a material reversal of such revenues would not occur. JNJ also opted in for certain additional services to be performed by the Company that were outside the initial performance obligation. Revenue for these additional services was recognized as these services were performed.

The Company utilized a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. In applying the cost-based input method of revenue recognition, the

Company used actual costs incurred relative to expected costs to fulfill the combined performance obligation. These costs consisted primarily of internal full-time equivalent effort and third-party contract costs. Revenue was recognized based on actual costs incurred as a percentage of total estimated costs as the Company completed its performance obligations. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the Company’s performance obligations. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to JNJ.

For the year ended December 31, 2023, the Company recognized $60.0 million of license and collaboration revenue, which included a $50.0 million milestone payment earned in October 2023 in connection with the dosing of the third patient in the ICONIC-TOTAL Phase 3 trial of JNJ-2113 in patients with moderate-to-severe psoriasis, and a $10.0 million milestone payment earned in December 2023 upon the dosing of the third patient in the ANTHEM Phase 2b trial in UC.

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

The following tables present changes in the Company’s contract assets and liabilities during the periods presented (in thousands):

	Balance at			Balance at
	Beginning of			End of
Year Ended December 31, 2023	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner	$10	$60,041	(50,051)	$10,000
Contract liabilities:
Payable to collaboration partner	$69	$11	(77)	$3

	Balance at			Balance at
	Beginning of			End of
Year Ended December 31, 2022	Period	Additions	Deductions	Period
Contract assets:
Receivable from collaboration partner	$1,566	$25,165	$(26,721)	$10
Contract liabilities:
Deferred revenue	$1,601	$25,757	$(27,358)	$—
Payable to collaboration partner	$899	$439	$(1,269)	$69

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

The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$19,212	$—	$—	$19,212
Certificates of deposit	—	13,004	—	13,004
Commercial paper	—	130,296	—	130,296
Corporate debt securities	—	7,672	—	7,672
U.S. Treasury and agency securities	—	145,085	—	145,085
Total financial assets	$19,212	$296,057	$—	$315,269

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$54,292	$—	$—	$54,292
Commercial paper	—	110,227	—	110,227
Corporate debt securities	—	10,741	—	10,741
U.S. Treasury and agency securities	—	57,242	—	57,242
Total financial assets	$54,292	$178,210	$—	$232,502

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

Note 5.    Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following (in thousands):

	December 31, 2023
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$19,212	$—	$—	$19,212
Certificates of deposit	12,998	6	—	13,004
Commercial paper	130,351	5	(60)	130,296
Corporate debt securities	7,678	—	(6)	7,672
U.S. Treasury and agency securities	145,024	63	(2)	145,085
Total cash equivalents and marketable securities	$315,263	$74	$(68)	$315,269
Classified as:
Cash equivalents				$160,379
Marketable securities				154,890
Total cash equivalents and marketable securities				$315,269

	December 31, 2022
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$54,292	$—	$—	$54,292
Commercial paper	110,257	—	(30)	110,227
Corporate debt securities	10,756	—	(15)	10,741
U.S. Treasury and agency securities	57,251	27	(36)	57,242
Total cash equivalents and marketable securities	$232,556	$27	$(81)	$232,502
Classified as:
Cash equivalents				$120,891
Marketable securities				111,611
Total cash equivalents and marketable securities				$232,502

Marketable securities of $154.9 million and $111.6 million held as of December 31, 2023 and 2022, respectively, had contractual maturities of less than one year. The Company does not intend to sell its securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be at maturity. There were no material realized gains or realized losses on marketable securities for the periods presented. The Company evaluated securities with unrealized losses to determine whether such losses, if any, were due to credit-related factors and determined that there were no credit-related losses to be recognized as of December 31, 2023.

Note 6.    Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid insurance	$1,410	$1,417
Prepaid clinical and research related expenses	649	$2,746
Prepaid licenses	529	489
Other prepaid expenses	1,040	1,018
Other receivable	332	42
Prepaid expenses and other current assets	$3,960	$5,712

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Laboratory equipment	$5,323	$4,817
Furniture and computer equipment	1,143	1,089
Leasehold improvements	963	913
Total property and equipment	7,429	6,819
Accumulated depreciation	(6,234)	(5,254)
Property and equipment, net	$1,195	$1,565

Depreciation expense for the years ended December 31, 2023, 2022 and 2021, was $977,000, $1,032,000 and $813,000, respectively. As of December 31, 2023, 2022 and 2021, $56,000, $156,000 and $262,000, respectively, of the Company’s property and equipment, net, was located in Australia. The remainder of the Company’s property and equipment, net was located in the United States.

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued clinical and research related expenses	$11,841	$19,109
Accrued employee related expenses	6,786	4,967
Accrued professional service fees	632	464
Other	99	415
Total accrued expenses and other payables	$19,358	$24,955

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

The Company previously determined that rusfertide is a compound for which the post-termination payments described above are required under the collaboration agreement and has made three development milestone payments for an aggregate amount of $1.0 million under the agreement. However, upon reevaluation, the Company concluded in 2019 that rusfertide is not a compound requiring post-termination payments under the agreement and initiated an arbitration proceeding in January 2020. In August 2021, the Company and Zealand agreed to resolve the dispute and entered into an Arbitration Resolution Agreement.

See Note 9. Commitments and Contingencies – Legal Proceedings for additional information on the results of arbitration proceedings related to this research and collaboration agreement.

Milestone payments to collaboration partners are recorded as research and development expense in the period that the expense is incurred. For the year ended December 31, 2021, the Company recorded research and development expense of $4.0 million under this agreement. No research and development expense were recorded under this agreement for the years ended December 31, 2023 or 2022.

Note 8.    Leases

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

The Company has one operating lease agreement originally entered into in March 2017 for approximately 42,900 square feet for laboratory and office space located in Newark, California. In July 2021, the Company entered into a second amendment to its original facility lease agreement, as amended, for 15,000 square feet of additional office space in Newark, California (the “Second Amendment”). The Company commenced operations in the additional space in September 2021. Under the Second Amendment, the Company will pay additional base rent of approximately $1.5 million over the lease term, which expires in May 2024. As a result of this amendment, the Company recorded an additional right-of-use-asset and the related liability of $1.4 million as of December 31, 2021.

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

Balance sheet information related to operating leases is as follows for the periods presented (in thousands):

	December 31,
Operating Leases:	2023	2022
Operating lease right-of-use asset	$954	$3,061

Operating lease liability - current	$1,141	$2,515
Operating lease liability - noncurrent	—	1,141
Total operating lease liabilities	$1,141	$3,656

Weighted-average remaining lease term (years)	0.4	1.4
Weighted-average discount rate	10.4%	10.4%

Other information related to the Company’s operating leases is as follows for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$2,335	$2,335	$1,962
Less: Sublease income	(137)	(123)	(91)
Total lease expense	$2,198	$2,212	$1,871

Supplemental cash flow information is as follows for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating cash flow used by operating leases	$2,743	$2,661	$2,049
New operating lease asset obtained in exchange for operating lease liability	$—	$—	$1,373

Future lease payments required under lease obligations as of December 31, 2023 are as follows (in thousands):

Year Ending December 31:	Amount
2024	$1,160
2025	—
2026	—
2027	—
Thereafter	—
Total future minimum lease payments	1,160
Less: imputed interest	(19)
Present value of lease liabilities	$1,141

Note 9. Commitments and Contingencies

Contract Service Providers

In the normal course of business, the Company enters into agreements with contract service providers to assist in the performance of its research and development activities and clinical and commercial manufacturing activities. Subject to the required notice periods and the Company’s obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. The Company expects to enter into additional clinical development, contract research, clinical and commercial manufacturing, supplier and collaborative research agreements in the future, which may require upfront payments and long-term commitments of capital resources.

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

In January 2020, the Company initiated arbitration proceedings with the International Court of Arbitration of the International Chamber of Commerce against Zealand related to a collaboration agreement the Company and Zealand entered into in 2012 and terminated in 2014. The agreement provides for certain post-termination payment obligations to Zealand with respect to compounds related to the collaboration that the Company elects to further develop and meet specified conditions.

In August, the Company and Zealand agreed to resolve the dispute and reached an Arbitration Resolution Agreement. Under the Arbitration Resolution Agreement, (1) the Company was required to make an additional payment of $1.5 million to Zealand in August 2022 with respect to rusfertide; (2) all development milestones with respect of rusfertide were reduced by 50%, except that the Company agreed to pay in full within two business days after the effective date of the Arbitration Resolution Agreement (and timely paid): (i) a $1.0 million milestone for initiation of a Phase 2b clinical trial; and (ii) a $1.5 million milestone for initiation of a Phase 3 clinical trial; (3) the royalty rates payable by the Company on net sales of rusfertide were reduced by 50%; (4) all sales milestone payments on net sales of rusfertide were reduced by 50%; (5) the parties agreed that each party will retain all payments previously made by the other party in connection with the original collaboration agreement; and (6) the parties released claims related to the original collaboration agreement, the abandonment agreement and the arbitration. In addition to the payments specified in items (1) and (2) above, the Company may also be required to pay Zealand up to $2.75 million in future development milestone payments relating to rusfertide. Those payments include up to $1.0 million in the aggregate for registrational proposals and up to $1.75 million in the aggregate for commercial launch in the three geographic territories specified in the original collaboration agreement.

The Company considered the outcome of these arbitration proceedings as being related to its research and development project; therefore, payments or milestone payments were recorded as research and development expenses.

Note 10. Stockholders’ Equity

Public Offerings

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

In April 2023, the Company completed an underwritten public offering of 5,000,000 shares of its common stock at a public offering price of $20.00 per share and issued an additional 750,000 shares of common stock at a price of $20.00 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs paid by the Company, were $107.8 million.

ATM Offerings

In November 2019, the Company entered into an Open Market Sale AgreementSM (the “Prior Sales Agreement”), pursuant to which the Company could offer and sell up to $75.0 million shares of its common stock from time to time in “at-the-market” offerings (the “2019 ATM Facility”). No shares were sold under the 2019 ATM Facility during the year ended December 31, 2021. During the year ended December 31, 2022, the Company sold 422,367 shares of its common stock under the 2019 ATM Facility for net proceeds of $14.6 million, after deducting issuance costs. The Prior Sales Agreement was terminated in connection with and replaced by the Sales Agreement in August 2022.

In August 2022, the Company entered into an Open Market Sale AgreementSM , pursuant to which the Company may offer and sell up to $100.0 million shares of its common stock from time to time in “at-the-market” offerings (the “2022 ATM Facility”). During the three months ended March 31, 2023, the Company sold 1,749,199 shares of its common stock under the 2022 ATM Facility for net proceeds of $24.3 million, after deducting issuance costs. There were no sales of the Company’s common stock under the 2022 ATM Facility during the three months ended June 30, 2023, September 30, 2023 and December 30, 2023. There were no sales of the Company’s common stock under the 2022 ATM Facility during the year ended December 31, 2022.

Exchange Warrants

In December 2018, the Company entered into an exchange agreement (the “Exchange Agreement”) with an investor and its affiliates (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.00001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.00001 per share. The Exchange Warrants expired ten years from the date of issuance. The Exchange Warrants were exercisable at any time prior to expiration except that the Exchange Warrants could not be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. In accordance with Accounting Standards Codification Topic 505, Equity, the Company recorded the retirement of the common stock exchanged as a reduction of common stock shares outstanding and a corresponding debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants met the criteria for equity classification and the fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and was not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants was substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. During the year ended December 31, 2022, Exchange Warrants to purchase 400,000 shares of the Company’s common stock were net exercised, resulting in the issuance of 399,997 shares of common stock. As of December 31, 2023, there were no outstanding Exchange Warrants.

Pre-Funded Warrants

In August 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”), pursuant to which the Company sold an aggregate of 2,750,000 shares of its common stock at a price of $8.00 per share for aggregate net proceeds of $21.7 million, after deducting offering expenses payable by the Company. In a concurrent private placement, the Company issued the Investors warrants to purchase an aggregate of 2,750,000 shares of its common stock (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant was exercisable from August 8, 2018 through August 8, 2023. Warrants to purchase 1,375,000 shares of the Company’s common stock had an exercise price of $10.00 per share and Warrants to purchase 1,375,000 shares of the Company’s common stock had an exercise price of $15.00 per share. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) were subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. Under certain circumstances, the Warrants were exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, the Company granted the Investors certain registration rights with respect to the Warrants and the Warrant Shares. The common stock and Warrants met the criteria for equity classification and the net proceeds from the transaction were recorded as a credit to additional paid-in capital.

In August 2023, prior to the expiration of the Warrants, the Company entered into certain agreements with the Investors and their affiliates under which the Company agreed to allow the Warrants to be exercised in exchange for pre-funded warrants representing the same number of Warrant Shares underlying the Warrants with an exercise price of $0.001 per share (the “Pre-Funded Warrants”). Subsequent to the execution of the agreements and prior to the expiration of the Warrants, all outstanding Warrants were exercised for gross proceeds of $34.4 million in exchange for 44,748 shares of the Company’s common stock and Pre-Funded Warrants to purchase 2,705,252 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Pre-Funded Warrants) with an exercise price of $0.001 per share. The Pre-Funded Warrants will expire upon the day they are exercised in full. The Pre-Funded Warrants are exercisable at any time prior to expiration except that the Pre-Funded Warrants cannot be exercised by the Investors if, after giving effect thereto, the Investors would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. The common stock and Pre-Funded Warrants met the criteria for equity classification and the net proceeds from the transaction were recorded as a credit to additional paid-in capital. In accordance with ASC 260, outstanding Pre-Funded Warrants are included in the computation of basic net loss per share because the exercise price is negligible, and they are fully vested and exercisable after the original issuance date. As of December 31, 2023, none of the Pre-Funded Warrants have been exercised.

Note 11.    Equity Plans

Equity Incentive Plan

In May 2007, the Company established the 2007 Stock Option and Incentive Plan (“2007 Plan”) which provided for the granting of stock options to employees and consultants of the Company. Options granted under the 2007 Plan were either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs were granted only to Company employees. NSOs were granted to Company employees, non-employee members of the Company’s Board of Directors

(“Board”) and consultants. Options under the 2007 Plan have a term of ten years and generally vest over a four-year period.

In July 2016, the Company’s Board and stockholders approved the 2016 Equity Incentive Plan (“2016 Plan”) to replace the 2007 Plan. Under the 2016 Plan, 1,200,000 shares of the Company’s common stock were initially reserved for the issuance of stock options, restricted stock units and other awards to employees, directors and consultants. Pursuant to the “evergreen” provision contained in the 2016 Plan, the number of shares reserved for issuance under the 2016 Plan automatically increases on January 1 of each year, starting on January 1, 2017 and continuing through (and including) January 1, 2026, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding fiscal year, or a lesser number of shares determined by the Company’s Board. Upon adoption of the 2016 Plan, no additional stock awards were issued under the 2007 Plan. Options granted under the 2007 Plan that were outstanding on the date the 2016 Plan became effective remain subject to the terms of the 2007 Plan. The number of options available for grant under the 2007 Plan was ceased and the number was added to the common stock reserved for issuance under the 2016 Plan. As of December 31, 2023, approximately 1,035,798 shares of common stock were available for issuance under the 2016 Plan.

The 2016 Plan is administered by the Board, or a committee appointed by the Board, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Options granted under the 2016 Plan expire no later than ten years from the date of grant. The exercise price of each option may not be less than 100% of the fair market value of the common stock at the date of grant. Options may be granted to stockholders possessing more than 10% of the total combined voting power of all classes of stocks of the Company at an exercise price at least 110% of the fair value of the common stock at the date of grant and the options are not exercisable after the expiration of 10 years from the date of grant. Employee stock options generally vest over a period of approximately four years. Non-employee Board director initial stock options generally vest monthly over a period of approximately three years, and non-employee Board director annual refresher stock options generally vest over a period of approximately one year. Consultant awards generally vest over a period of approximately one year.

Inducement Plan

In May 2018, the Company’s Board approved the 2018 Inducement Plan, as subsequently amended. The 2018 Inducement Plan is a non-stockholder approved stock plan, under which awards options and restricted stock unit awards to persons that were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company, within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2018 Inducement Plan is administered by the Board or the Compensation Committee of the Board, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2018 Inducement Plan expire no later than ten years from the date of grant. Employee stock options granted under the 2018 Inducement Plan generally vest over a period of approximately four years. As of December 31, 2023, approximately 548,722 shares of common stock were available for issuance under the 2018 Inducement Plan, as amended.

Stock Options

Stock option activity under the Company’s equity incentive and inducement plans is set forth below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life (years)	Value (1)
				(in millions)
Balances at December 31, 2022	6,240,509	$19.03
Options granted	2,519,750	13.07
Options exercised	(345,407)	11.04
Options forfeited	(492,809)	23.48
Balances at December 31, 2023	7,922,043	$17.21	6.81	$60.0
Options exercisable – December 31, 2023	5,082,646	$16.93	5.77	39.4
Options vested and expected to vest – December 31, 2023	7,922,043	$17.21	6.81	$60.0

____________________

(1) The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on December 31, 2023. The calculation excludes options with an exercise price higher than the closing price of the Company’s common stock on December 31, 2023.

The aggregate intrinsic value of options exercised was $3.3 million, $5.4 million and $10.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

During the years ended December 31, 2023, 2022 and 2021, the estimated weighted-average grant-date fair value of common stock underlying options granted was $10.81, $17.52 and $21.94 per share, respectively.

For the years ended December 31, 2023, 2022 and 2021, the aggregate fair value of stock options that vested during the year was $25.9 million, $23.3 million and $11.3 million, respectively.

Stock Options Valuation Assumptions

The fair value of stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2023	2022	2021
Expected term (in years)	5.27- 6.08	5.27- 6.08	5.27- 6.08
Expected volatility	105.7% - 110.1%	96.3% - 101.7%	87.4% - 95.2%
Risk-free interest rate	3.57% - 4.86%	1.64% - 4.23%	0.11% - 1.35%
Dividend yield	—	—	—

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

Expected Volatility— Beginning January 1, 2023, the Company’s expected volatility is estimated based upon the volatility of the Company’s stock price over a period equal to the expected term of the stock option grants. For the year ended December 31, 2022, the Company’s expected volatility was estimated based upon a mix of 25% of the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants and 75% of the volatility of the Company’s stock price since its initial public offering in August 2016. For the year ended December 31, 2021, the Company’s expected volatility was estimated based upon a mix of 50% of the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants and 50% of the volatility of the Company’s stock price since its initial public offering in August 2016.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.

Expected Dividend—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

RSUs

An RSU is an agreement to issue shares of the Company’s common stock at the time of vesting. RSUs generally vest annually in equal installments over three or four years on approximately the anniversary of the grant date. RSUs granted to certain non-executive employees in 2022 vested 100% on approximately the first anniversary of the grant date. RSUs granted to certain executives in 2021 vest 100% on the third anniversary of the grant date.

RSU activity under the Company’s equity incentive plans is set forth below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSUs at December 31, 2022	637,436	$19.29
Granted	415,775	12.58
Vested	(302,582)	14.28
Forfeited	(86,138)	18.88
Unvested RSUs at December 31, 2023	664,491	$18.40

Stock-based compensation expense associated with RSUs is based on the fair value of the Company’s common stock on the grant date, which equals the closing market price of the Company’s common stock on the grant date. For RSUs, the Company recognizes compensation expense over the vesting period of the awards that are ultimately expected to vest.

For the years ended December 31, 2023, 2022 and 2021, the aggregate fair value of RSUs that vested during the year was $5.9 million, $1.7 million and $0.8 million, respectively.

PSUs

PSU activity under the Company’s equity incentive plans is set forth below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested PSUs at December 31, 2022	199,500	$14.59
Granted	—	—
Vested	(114,000)	8.76
Forfeited	(10,000)	8.76
Unvested PSUs at December 31, 2023	75,500	$23.57

The terms of the PSUs provide for 100% of shares to be earned based on the achievement of certain pre-determined performance objectives, subject to the participant’s continued employment. The PSUs will vest, if at all, upon certification by the Compensation Committee of the Board of the actual achievement of the performance objectives, subject to specified change of control exceptions.

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

During the year ended December 31, 2023, the Compensation Committee of the Board certified the actual achievement of performance objectives related to certain PSUs. As a result, recipients earned a total of 114,000 shares of common stock. The total fair market value of PSUs at vest date during the year ended December 31, 2023 was $3.0 million. No PSUs vested during the years ended December 31, 2022 and 2021.

The total fair value of grant date fair value of unvested PSUs outstanding as of December 31, 2023 was $1.8 million. As of December 31, 2023, the achievement of the related performance objectives was deemed not probable and, accordingly, no stock-based compensation expense for unvested PSUs has been recognized as of December 31, 2023.

Employee Stock Purchase Plan

In July 2016, the Company’s Board and stockholders approved the 2016 Employee Stock Purchase Plan (“2016 ESPP”). The 2016 ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Company’s Board and the Compensation Committee of the Board. Under the 2016 ESPP, 150,000 shares of the Company’s common stock were initially reserved for employee purchases of the Company’s common stock. Pursuant to the “evergreen” provision contained in the 2016 ESPP, the number of shares reserved for issuance automatically increases on January 1 of each year, starting on January 1, 2017 and continuing through (and including) January 1, 2026 by the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding fiscal year (ii) 300,000 shares, or (iii) such other number of shares determined by the Board.

The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period. During the year ended December 31, 2023, a total of 95,388 shares of common stock were issued under the 2016 ESPP, and approximately 1,459,902 shares of common stock were available for issuance as of December 31, 2023.

The fair value of the rights granted under the 2016 ESPP was calculated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected term (in years)	0.50	0.50	0.50
Expected volatility	82.6% - 128.2%	117.5% - 128.2%	50.9% - 69.7%
Risk-free interest rate	3.56% - 5.17%	0.75% - 3.56%	0.06%
Dividend yield	—	—	—

Stock-Based Compensation

Total stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development	$17,061	$14,719	$8,996
General and administrative	12,232	9,483	7,399
Total stock-based compensation expense	$29,293	$24,202	$16,395

As of December 31, 2023, total unrecognized stock-based compensation expense was approximately $45.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.

Note 12.    401(k) Plan

The Company has a retirement and savings plan under Section of 401(k) of Internal Revenue Code (the “401(k) Plan”) covering all U.S. employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company may make contributions to this plan at its discretion. The Company matched 50% of each employee’s contribution up to a maximum of $4,000 for the years ended December 31, 2023 and 2022 and $3,500 for the year ended December 31, 2021, resulting in recognized expense of approximately $0.4 million for the year ended December 31, 2023 and $0.3 million for each of the years ended December 31, 2022 and 2021.

Note 13.    Income Taxes

No income tax expense was recorded by the Company for the years ended December 31, 2023, 2022, and 2021.

The Company’s effective income tax rate differed from the Company’s federal statutory rate of 21%, primarily because its U.S. loss cannot be benefited due to the full valuation position and reduced by foreign taxes.

The following table presents domestic and foreign components of net loss before income taxes (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(76,779)	$(124,208)	$(125,797)
Foreign	(2,176)	(3,185)	246
Total net loss before taxes	$(78,955)	$(127,393)	$(125,551)

The federal, state and foreign components of the income tax expense are summarized as follows (in thousands):

Year Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total current tax expense	—	—	—
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred tax expense	—	—	—
Total income tax expense	$—	$—	$—

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	8.1	1.4	1.9
Research and development credits	8.5	5.9	4.3
Foreign tax rate difference	0.2	0.2	—
Change in valuation allowance	(34.4)	(25.8)	(28.0)
Other	(3.4)	(2.7)	0.8
Provision for income taxes	—%	—%	—%

The components of the deferred tax assets are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$70,469	$76,133
Depreciation	950	893
Accruals/other	12,202	8,304
Operating lease liability	265	769
Research and development and foreign credits	38,759	30,387
Section 174 capitalized R&D expenditure	43,841	22,296
Total deferred tax assets	166,486	138,782
Deferred tax liabilities:
Operating right-of-use asset	(221)	(644)
Total deferred tax liabilities	(221)	(644)
Valuation allowance	(166,265)	(138,138)
Net deferred tax assets	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by approximately $28.1 million, $34.2 million and $32.0 million during the years ended December 31, 2023, 2022 and 2021, respectively.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the annual limitation may result in the expiration of net operating losses and credits before utilization. The Company performed a Section 382 analysis through December 31, 2023. The Company has experienced ownership changes in the past and in the current year. The ownership changes will not result in a limitation that will materially reduce the total amount of net operating loss carryforwards and credits that can be utilized. Subsequent ownership changes may affect the limitation in future years.

As of December 31, 2023, the Company had $322.8 million of federal net operating loss carryforwards and $215.1 million of state net operating loss carryforwards. $52.3 million of the federal net operating loss carryforwards will begin to expire in 2036, if not utilized, and the remaining $270.5 million have no expiration date. The state net operating loss carryforwards will begin to expire in 2035, if not utilized.

As of December 31, 2023, the Company did not have any Australian tax loss carryforward.

As of December 31, 2023, the Company had $36.9 million of federal and $12.8 million of state research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2035, if not utilized. The state research and development tax credits have no expiration date.

As of December 31, 2023, the Company had AUD 5.2 million ($3.5 million) of Australian research and development tax credit carryforwards available to reduce future income taxes. The Australian research and development tax credits have no expiration date.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$25,295	$33,159	$19,885
Decreases based on tax positions related to prior years	—	(10,779)	—
Increases based on tax positions related to current year	2,730	2,915	13,274
Balance at end of year	$28,025	$25,295	$33,159

At December 31, 2023, the Company had unrecognized tax benefits of $28.0 million, which are subject to a valuation allowance and would not affect the effective tax rate if recognized. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes, as necessary. Management determined that no accrual for interest or penalties was required as of December 31, 2023, 2022 and 2021.

The Company files income tax returns in the United States federal jurisdiction, the State of California, the State of Florida, and Australia. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. The Company’s tax returns remain open for examination for all years.

Protagonist Australia had an accumulated deficit at December 31, 2023 and, accordingly, no provision has been provided thereon for any unremitted earnings.

The Company has elected to recognize any potential global intangible low-taxed income (“GILTI”) obligation as an expense in the period it is incurred.

The Company has received orphan drug designation from the FDA for its clinical asset rusfertide (PTG-300) for the treatment of polycythemia vera and beta-thalassemia and may qualify for a related 25% U.S. Federal income tax credit on qualifying clinical study expenditures.

Tax Law Updates

On December 22, 2017, the U.S. enacted comprehensive tax legislation (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including the imposition of a one-time mandatory deemed repatriation tax on certain earnings accumulated offshore since 1986 and the reduction of the corporate tax rate from 35% to 21% for U.S. taxable income, resulting in a one-time remeasurement of U.S. federal deferred tax assets and liabilities. The Tax Act also amended Internal Revenue Code Section 174 requiring capitalization of research and experimentation expenditures. The capitalized expenses are amortized over a period of five or fifteen years.

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

Note 14.    Net Loss per Share

As the Company had a net loss for the each of the years ended December 31, 2023, 2022 and 2021, all potential weighted average dilutive common shares were determined to be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(78,955)	$(127,393)	$(125,551)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	56,763,559	49,042,232	46,322,910
Net loss per share, basic and diluted	$(1.39)	$(2.60)	$(2.71)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share computations for the periods presented because their inclusion would be anti-dilutive:

	December 31,
	2023	2022	2021
Options to purchase common stock	7,922,043	6,240,509	5,890,540
Common stock warrants	—	2,750,000	2,750,000
Restricted stock units	664,491	637,436	405,972
Performance stock units	75,500	199,500	105,500
ESPP shares	41,147	72,598	18,055
Total	8,703,181	9,900,043	9,170,067

exp

Note 15. Subsequent Event

In January 2024, the Company entered into a worldwide license and collaboration agreement for the development and commercialization of rusfertide with Takeda Pharmaceuticals USA, Inc. (“Takeda”), which is yet to become effective. Under the terms of the agreement, the Company expects to receive an upfront payment of $300 million and to be eligible to receive additional worldwide development, regulatory and commercial milestone payments of up to $330 million, as well as tiered royalties from 10% to 17% on ex-U.S. net sales. The Company expects to be responsible for research and development through the completion of the Phase 3 VERIFY trial and U.S. regulatory approval. Takeda is expected to have rights for ex-U.S. development and to be responsible for leading global commercialization activities. The Company and Takeda expect to also share equally in U.S. profits and losses (50% to the Company and 50% to Takeda).

Further details related to the agreement, including the Company’s right to opt-out of the 50:50 U.S. profit and loss sharing arrangement in exchange for enhanced economics, are available on the Current Report on Form 8-K filed by the Company on January 31, 2024 with the SEC. The effectiveness of the agreement is dependent on and subject to the termination or expiration of any applicable waiting periods under the Hart-Scott-Rodino Act.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2023 were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the criteria set forth in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in the Annual Report and has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2023. The report of Ernst & Young LLP is included below.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Protagonist Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Protagonist Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Protagonist Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes, and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Mateo, California

February 27, 2024

Item 9B.Other Information

b) Trading Plans

On November 10, 2023, William D. Waddill, a member of our Board, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 36,975 shares of the Company’s common stock through November 10, 2024, or such earlier date when all transactions under the trading plan are completed, subject to certain conditions. During the quarter ended December 31, 2023, none of our other Section 16 officers or directors adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance

Except as set forth below, the information required by this item is incorporated herein by reference to information in our Definitive Proxy Statement on Schedule 14A relating to our 2024 Annual Meeting of Stockholders, which we expect to be filed with the SEC within 120 days of our fiscal year ended December 31, 2023 (the “Proxy Statement”), including under the headings “Election of Directors,” “Executive Officers,” “Information Regarding Committees of the Board of Directors” and, if applicable, “Delinquent Section 16(a) Reports.”

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

Item 11.Executive Compensation

The information required by this item is incorporated herein by reference to information in our Proxy Statement, including under the headings “Information Regarding Committees of the Board of Directors – Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to information in our Proxy Statement, including under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to information in our Proxy Statement, including under the headings “Transactions with Related Persons and Indemnification” and “Information Regarding the Board of Directors and Corporate Governance – Independence of the Board of Directors.”

Item 14.Principal Accountant Fees and Services

The information required by this item is incorporated by reference to information in our Proxy Statement, including under the heading “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15.Exhibits, Financial Statement Schedules

(a)     The following documents are filed as part of this Annual Report on Form 10-K:

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

(3)	EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

(4)	EXHIBIT INDEX

		Incorporation By Reference
Exhibit							Filed or Furnished
Number	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-37852	3.1		8/16/2016
3.2	Amended and Restated Bylaws.	S-1/A	333-212476	3.2	(b)	8/1/2016
4.1	Specimen stock certificate evidencing the shares of common stock.	S-1/A	333-212476	4.1		8/1/2016
4.2	Description of Protagonist Therapeutics, Inc.’s Securities Registered Pursuant to Section 12 of the Exchange Act.						X
4.3	Form of Pre-Funded Warrant	10-Q	001-37852	10.1		11/2/2023
10.1+	Protagonist Therapeutics, Inc. 2007 Stock Option and Incentive Plan, as amended and restated, and form of option agreement, exercise notice, joinder, and adoption agreement thereunder.	S-1	333-212476	10.1		7/11/2016
10.2+	Protagonist Therapeutics, Inc. 2016 Equity Incentive Plan and forms of stock option grant notice, option agreement, notice of exercise, restricted stock unit grant notice and restricted stock unit agreement thereunder.	S-1/A	333-212476	10.2		8/1/2016
10.3+	Protagonist Therapeutics, Inc. 2016 Employee Stock Purchase Plan.	S-1/A	333-212476	10.3		8/1/2016
10.4+	Form of Indemnity Agreement for Directors and Officers.	S-1/A	333-212476	10.4		8/1/2016
10.5+	Protagonist Therapeutics, Inc. Amended and Restated 2018 Inducement Plan, and forms of stock option grant notice, option agreement, restricted stock unit grant notice and restricted stock unit agreement thereunder.	S-8	333-263097	99.3		2/28/2022
10.6	Lease, dated March 6, 2017, by and between the Registrant and BMR-Pacific Research Center LP.	10-K	001-37852	10.9		3/7/2017
10.7+	Severance Agreement, dated August 1, 2016, by and between the Registrant and Dinesh Patel.	S-1/A	333-212476	10.9		8/1/2016
10.8†	Research and Collaboration Agreement, dated June 16, 2012, by and among the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S-1	333-212476	10.17		7/11/2016

		Incorporation By Reference
Exhibit						Filed or Furnished
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.9†	Contract Extension Letter of Agreement, dated June 1, 2013, by and among the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S-1	333-212476	10.18	7/11/2016
10.10†	Agreement on Addition of Additional Collaboration Program, dated September 16, 2013, by and among the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S-1	333-212476	10.19	7/11/2016
10.11†	Protagonist Assumption of Responsibility, dated January 28, 2014, by and between the Registrant and Zealand Pharma A/S.	S-1	333-212476	10.20	7/11/2016
10.12†	Agreement to Assign Patent Applications, dated February 7, 2014, by and between the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S-1	333-212476	10.21	7/11/2016
10.13†	Abandonment Agreement, dated February 28, 2014, by and among the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S-1	333-212476	10.22	7/11/2016
10.14	Registration Rights Agreement, dated August 8, 2018, by and between the Registrant and certain parties identified on the signature pages thereto.	8-K	001-37852	4.3	8/7/2018
10.15	Securities Purchase Agreement, dated August 6, 2018, by and between the Registrant and certain purchasers identified on the signature pages thereto.	S-3	333-227216	10.1	9/7/2018
10.16	Exchange Agreement, dated December 21, 2018, by and between the Registrant and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P. and Biotechnology Value Trading Fund OS, L.P.	8-K	001-37852	10.1	12/31/2018
10.17	First Amendment, dated January 31, 2019, to Lease, dated March 6, 2017, by and between Protagonist Therapeutics, Inc., as Tenant, and BMR-Pacific Research Center LP, as Landlord.	10-Q	001-37852	10.3	5/8/2019
10.18+	Severance Agreement, dated March 14, 2019, by and among Protagonist Therapeutics, Inc. and Suneel Gupta, Ph.D.	10-Q	001-37852	10.4	5/8/2019

		Incorporation By Reference
Exhibit						Filed or Furnished
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.19	Open Market Sale AgreementSM, dated August 5, 2022, by and between Protagonist Therapeutics, Inc. and Jefferies LLC.	S-3	333-266595	1.2	8/5/2022
10.20	Second Amendment, dated July 2, 2021, to Lease, dated March 6, 2017, by and between Protagonist Therapeutics, Inc., as Tenant, and BMR-Pacific Research Center, LP as Landlord.	10-Q	001-37852	10.3	11/3/2021
10.21†	Amended and Restated License and Collaboration Agreement, dated July 27, 2021, by and between Protagonist Therapeutics, Inc. and Janssen Biotech, Inc.	10-Q	001-37852	10.1	11/3/2021
10.22†	Arbitration Resolution Agreement, dated August 4th, 2021, by and among Protagonist Therapeutics, Inc. and Zealand Pharma, A/S.	10-Q	001-37852	10.2	11/3/2021
10.23+	Employment Offer Letter, by and between Protagonist Therapeutics Inc. and Asif Ali, dated March 25, 2022.	10-Q	001-37852	10.1	5/5/2022
10.24+	Offer Letter, by and between Protagonist Therapeutics Inc. and Arturo Molina, M.D., Ph.D., dated November 1, 2022.	10-K	001-37852	10.25	3/15/2022
10.25+	Severance Agreement, by and between Protagonist Therapeutics Inc. and Arturo Molina, M.D., Ph.D., dated November 7, 2022.	10-K	001-37852	10.26	3/15/2022
21.1	List of Subsidiaries.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included in signature page of this Form 10-K).					X
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporation By Reference
Exhibit						Filed or Furnished
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
32.1*

Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

X
97.1	Compensation Recoupment (“Clawback”) Policy, adopted by Protagonist Therapeutics Inc. November 23, 2023.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

PROTAGONIST THERAPEUTICS, INC.

Date: February 27, 2024	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dinesh V. Patel and Asif Ali, and each of them, his or her true and lawful attorneys-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or any of them or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dinesh V. Patel, Ph.D.	President, Chief Executive Officer and Director	February 27, 2024
Dinesh V. Patel, Ph.D.	(Principal Executive Officer)

/s/ Asif Ali	Executive Vice President, Chief Financial Officer	February 27, 2024
Asif Ali	(Principal Financial and Accounting Officer)

/s/ Harold E. Selick, Ph.D.	Chairman of the Board of Directors	February 27, 2024
Harold E. Selick, Ph.D.

/s/ Bryan Giraudo	Director	February 27, 2024
Bryan Giraudo

/s/ Sarah O’Dowd	Director	February 27, 2024
Sarah O’Dowd

/s/ Daniel N. Swisher, Jr.	Director	February 27, 2024
Daniel N. Swisher, Jr.

/s/ William D. Waddill	Director	February 27, 2024
William D. Waddill

/s/ Lewis T. Williams, M.D., Ph.D.	Director	February 27, 2024
Lewis T. Williams, M.D., Ph.D.