Form 10-Q
period 2024-03-31
Protagonist Therapeutics, Inc
filed 2024-05-07
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 30, 2024, there were 58,652,133 shares of the registrant’s Common Stock, par value $0.00001 per share, outstanding.

PROTAGONIST THERAPEUTICS, INC.

FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$172,568	$186,727
Marketable securities	150,067	154,890
Receivable from collaboration partner	300,043	10,000
Prepaid expenses and other current assets	4,875	3,960
Total current assets	627,553	355,577
Property and equipment, net	1,111	1,195
Restricted cash - noncurrent	225	225
Operating lease right-of-use asset	387	954
Total assets	$629,276	$357,951
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,507	$772
Payable to collaboration partner	3	3
Accrued expenses and other payables	16,487	19,358
Deferred revenue - current	16,125	—
Income taxes payable	3,326	—
Operating lease liability - current	462	1,141
Total current liabilities	39,910	21,274
Deferred revenue - noncurrent	28,922	—
Total liabilities	68,832	21,274
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 90,000,000 shares authorized; 58,600,787 and 57,708,613 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	969,042	952,491
Accumulated other comprehensive loss	(229)	(105)
Accumulated deficit	(408,370)	(615,710)
Total stockholders’ equity	560,444	336,677
Total liabilities and stockholders’ equity	$629,276	$357,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2024	2023
License and collaboration revenue	$254,953	$—
Operating expenses:
Research and development	33,734	27,416
General and administrative	14,910	8,605
Total operating expenses	48,644	36,021
Income (loss) from operations	206,309	(36,021)
Interest income	4,376	2,491
Other expense, net	(19)	(195)
Income (loss) before income tax expense	210,666	(33,725)
Income tax expense	(3,326)	—
Net income (loss)	$207,340	$(33,725)
Net income (loss) per share, basic	$3.41	$(0.67)
Net income (loss) per share, diluted	$3.26	$(0.67)
Weighted-average shares used to compute net income (loss) per share, basic	60,855,689	50,573,650
Weighted-average shares used to compute net income (loss) per share, diluted	63,595,328	50,573,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Net income (loss)	$207,340	$(33,725)
Other comprehensive income (loss):
Gain on translation of foreign operations	—	194
Unrealized (loss) gain on marketable securities	(124)	43
Comprehensive income (loss)	$207,216	$(33,488)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	(Loss) Income	Deficit	Equity
Three months ended March 31, 2024	Shares	Amount
Balance at December 31, 2023	57,708,613	$1	$952,491	$(105)	$(615,710)	$336,677
Issuance of common stock under equity incentive and employee stock purchase plans	827,978	—	7,799	—	—	7,799
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(20,793)	—	(600)	—	—	(600)
Issuance of common stock upon exercise of Pre-Funded Warrants	84,989	—	—	—	—	—
Stock-based compensation expense	—	—	9,352	—	—	9,352
Other comprehensive income (loss)	—	—	—	(124)	—	(124)
Net income (loss)	—	—	—	—	207,340	207,340
Balance at March 31, 2024	58,600,787	$1	$969,042	$(229)	$(408,370)	$560,444

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	(Loss) Income	Deficit	Equity
Three months ended March 31, 2023	Shares	Amount
Balance at December 31, 2022	49,339,252	$—	$752,722	$(359)	$(536,755)	$215,608
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	1,749,199	1	24,301	—	—	24,302
Issuance of common stock under equity incentive and employee stock purchase plans	358,211	—	2,261	—	—	2,261
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(6,159)	—	(100)	—	—	(100)
Stock-based compensation expense	—	—	7,584	—	—	7,584
Other comprehensive income (loss)	—	—	—	237	—	237
Net income (loss)	—	—	—	—	(33,725)	(33,725)
Balance at March 31, 2023	51,440,503	$1	$786,768	$(122)	$(570,480)	$216,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$207,340	$(33,725)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	9,352	7,584
Operating lease right-of-use asset amortization	584	584
Accretion of discount on marketable securities	(1,615)	(1,255)
Depreciation	236	248
Other	—	194
Changes in operating assets and liabilities:
Receivable from collaboration partner	(290,043)	(41)
Prepaid expenses and other assets	(915)	787
Accounts payable	2,825	381
Payable to collaboration partner	—	(47)
Accrued expenses and other payables	(2,870)	(8,383)
Deferred revenue	45,047	—
Income taxes payable	3,326	—
Operating lease liability	(696)	(674)
Net cash used in operating activities	(27,429)	(34,347)
Cash Flows from Investing Activities
Purchase of marketable securities	(65,671)	(28,060)
Proceeds from maturities of marketable securities	71,984	37,896
Purchases of property and equipment	(242)	(10)
Net cash provided by investing activities	6,071	9,826
Cash Flows from Financing Activities
Proceeds from at-the-market offering, net of issuance costs	—	24,302
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	7,799	2,261
Tax withholding payments related to net settlement of restricted stock units	(600)	(100)
Net cash provided by financing activities	7,199	26,463
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,159)	1,942
Cash, cash equivalents and restricted cash, beginning of period	186,952	125,969
Cash, cash equivalents and restricted cash, end of period	$172,793	$127,911
Supplemental Disclosure of Non-Cash Financing and Investing Information:
Purchases of property and equipment in accounts payable and accrued liabilities	$45	$15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.Organization and Description of Business

Protagonist Therapeutics, Inc. (the “Company”) is headquartered in Newark, California. The Company is a biopharmaceutical company with peptide-based new chemical entities rusfertide and JNJ-2113 in advanced Phase 3 stages of clinical development, both derived from the Company’s proprietary technology platform. The Company’s clinical programs fall into two broad categories of diseases: (i) hematology and blood disorders, and (ii) inflammatory and immunomodulatory diseases. The Company has one wholly owned subsidiary, Protagonist Pty Limited (“Protagonist Australia”), located in Brisbane, Queensland, Australia.

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

Liquidity

As of March 31, 2024, the Company had cash, cash equivalents and marketable securities of $322.6 million. The Company has incurred cumulative net losses from inception through March 31, 2024 of $408.4 million. The Company’s ultimate success depends upon the outcome of its research and development and collaboration activities. The Company may incur additional losses in the future and may need to raise additional capital to continue to execute its long-range business plan. Since the Company’s initial public offering in August 2016, it has financed its operations primarily through proceeds from offerings of common stock and payments received under license and collaboration agreements.

Risks and Uncertainties

The Company is currently operating in a period of macroeconomic uncertainty and capital markets disruption, which has been impacted by domestic and global monetary and fiscal policy, geopolitical instability, including ongoing military conflicts between Russia and Ukraine and in Israel and surrounding areas, rising tensions between China and Taiwan, and high interest rates. The Company’s future results of operations and liquidity could be adversely impacted by outbreaks of disease, epidemics and pandemics, including potential delays in existing and planned clinical trials, difficulty in recruiting patients for these clinical trials, delays in manufacturing and collaboration activities and supply chain disruptions. The conflict in Ukraine has exacerbated market disruptions, including significant volatility in commodity prices as well as supply chain interruptions. The U.S. Federal Reserve and other central banks may be unable to contain inflation through more restrictive monetary policy and inflation may increase or continue for a prolonged period of time. Inflationary factors, such as increases in the cost of clinical supplies, interest rates, overhead costs and transportation costs may adversely affect the Company’s operating results. The Company continues to monitor these events and the potential impact on its business. Although the Company does not believe that inflation has had a material adverse impact on its financial position or results of operations to date, its financial position or results of operations may be adversely affected in the future due to numerous factors, including domestic and global monetary and fiscal policy, supply chain constraints, the ongoing conflicts between Russia and Ukraine and in Israel and surrounding areas and other factors, and such factors may lead to increases in the cost of manufacturing for and delays in the initiation of studies in the Company’s product candidates.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), the instructions to Form 10-Q and Rule

10-01 of Regulation S-X and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the condensed consolidated balance sheet as of March 31, 2024 has been derived from the Company’s unaudited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s condensed consolidated financial statements. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future period.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2024.

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, accruals for research and development activities, stock-based compensation, income taxes, marketable securities and leases. Estimates related to revenue recognition include assumptions used to determine standalone selling price utilized to allocate the transaction price between distinct performance obligations, assumptions used to recognize revenue over time for certain performance obligations for which a cost-based input method is used as the measure of progress and estimates of whether contingent consideration should be included in the transaction price at each reporting period. Management bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to forecasted amounts and future events. Actual results may differ materially from these estimates.

There has been uncertainty and disruption in the global economy and financial markets due to a number of factors, including geopolitical instability, inflationary pressures, high interest rates, a recessionary environment, domestic and global monetary and fiscal policy and other factors. The Company has taken into consideration any known impacts in its accounting estimates to date and is not aware of any additional specific events or circumstances that would require any additional updates to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the filing date of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Cash as Reported in Condensed Consolidated Statements of Cash Flows

Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as presented on the condensed consolidated balance sheets.

Cash as reported in the condensed consolidated statements of cash flows consisted of (in thousands):

	March 31,
	2024	2023
Cash and cash equivalents	$172,568	$127,686
Restricted cash - noncurrent	225	225
Total cash reported on condensed consolidated statements of cash flows	$172,793	$127,911

Stock-Based Compensation Expense

The Company has granted stock options, restricted stock units (“RSUs”) and performance share units (“PSUs”).

Stock-based compensation expense associated with stock options is based on the estimated grant date fair value using the Black-Scholes valuation model, which requires the use of subjective assumptions related to expected stock price volatility, option term, risk-free interest rate and dividend yield. The Company recognizes compensation expense over the vesting period of the awards that are ultimately expected to vest.

Stock-based compensation expense associated with RSUs is based on the fair value of the Company’s common stock on the grant date, which equals the closing market price of the Company’s common stock on the grant date. For RSUs, the Company recognizes compensation expense over the vesting period of the awards that are ultimately expected to vest. PSUs allow the recipients of such awards to earn fully vested shares of the Company’s common stock upon the achievement of pre-established performance objectives. Stock-based compensation expense associated with PSUs is based on the fair value of the Company’s common stock on the grant date, which equals the closing market price of the Company’s common stock on the grant date and is recognized when the performance objective is expected to be achieved. The Company evaluates on a quarterly basis the probability of achieving the performance criteria. The cumulative effect on current and prior periods of a change in the estimated number of PSUs expected to be earned is recognized as compensation expense or as reduction of previously recognized compensation expense in the period of the revised estimate.

The Company recognizes forfeitures of stock-based awards as they occur.

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Research and development	$5,288	$4,582
General and administrative	4,064	3,002
Total stock-based compensation expense	$9,352	$7,584

Significant Accounting Policies

Collaborative Arrangements

The Company analyzes its collaborative arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards, and therefore are within the scope of Accounting Standards Codification Topic 808 - Collaborative Arrangements (“Topic 808”). For collaborative arrangements that contain multiple elements, the Company determines which units of account are deemed to be within the scope of Topic 808 and which units of account are more reflective of a vendor-customer relationship, and therefore are within the scope of Accounting Standards Codification Topic 606 – Revenue from Contracts with Customers (“Topic 606”). For units of account that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to appropriate accounting literature or by applying a reasonable accounting policy election. For collaborative arrangements that are within the scope of Topic 808, the Company evaluates the income statement classification for presentation of amounts due to or owed from other participants associated with multiple units of account in a collaborative arrangement based on the nature of each activity. Payments or reimbursements that are the result of a collaborative relationship instead of a customer relationship, such as co-development and co-commercialization activities, are recorded as increases or decreases to research and development expense or general and administrative expense, as appropriate.

There have been no other material changes to the Company’s significant accounting policies during the three months ended March 31, 2024, as compared to those disclosed in Note 2. Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company beginning on January 1, 2024. The Company adopted ASU 2020-06 effective January 1, 2024. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted as of March 31, 2024

In November 2023, the FASB issued Accounting Standards Update No. 2023-07 Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose incremental segment information on an annual and interim basis. ASU 2023-07 requires public entities with a single reportable segment to provide all the disclosures required by the amendments in ASU 2023-07 and all existing segment disclosures in Segment Reporting (Topic 280). ASU 2023-07 is effective for the Company for fiscal years beginning on January 1, 2024, and interim periods within fiscal years beginning on January 1, 2025. The Company is currently evaluating the impact of the adoption of this guidance on its financial position, results of operations and cash flow.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09 Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public business entities to disclose specific categories in the income tax rate reconciliation annually and provide additional information for reconciling items that meet a qualitative threshold. ASU 2023-09 also requires that entities disclose annually additional information about income taxes paid and disaggregated information for certain items. ASU 2023-09 is effective for the Company beginning on January 1, 2025. The Company is currently evaluating the impact of the adoption of this guidance on its financial position, results of operations and cash flows.

Note 3. License and Collaboration Agreements

Takeda Collaboration Agreement

In January 2024, the Company entered into a worldwide license and collaboration agreement for the development and commercialization of rusfertide with Takeda Pharmaceuticals USA, Inc. (“Takeda”) (“the Takeda Collaboration Agreement”), which became effective in March 2024.

The Company and Takeda will jointly develop and commercialize rusfertide and potentially other specified second-generation injectable hepcidin mimetic compounds (the “Licensed Products”) in the United States (the “Profit-Share Territory”). Takeda is solely and exclusively responsible for the development and commercialization of the Licensed Products in all other countries (the “Takeda Territory”). The Company and Takeda will share costs of the development, manufacture and commercialization activities for the Licensed Products in the Profit-Share Territory, provided that (i) the Company will lead, and will be responsible for its costs associated with, completion of the ongoing Phase 3 VERIFY program evaluating rusfertide for the treatment of polycythemia vera (“PV’) as well as associated U.S. regulatory activities; (ii) Takeda will lead, and will be solely responsible for its costs associated with, pre-commercialization activities related to rusfertide in the Profit-Share Territory, and (iii) Takeda will lead commercialization of rusfertide in the Profit-Share Territory, with Protagonist holding an option to co-detail. Takeda is solely responsible for all costs for the development, manufacture and commercialization of the Licensed Products in the Takeda Territory. The Company granted Takeda a non-transferable, sublicensable, and except for certain specified exceptions, exclusive license to certain intellectual property of the Company to exercise its rights and perform its obligations under the Takeda Collaboration Agreement.

Within 30 days after the effectiveness of the Takeda Collaboration Agreement, the Company will receive an upfront payment of $300.0 million. In addition, the Company is eligible to receive additional worldwide development, regulatory and commercial milestone payments for rusfertide of up to $330.0 million, and tiered royalties from 10% to 17% on net sales of the Licensed Products in the Takeda Territory. The Company and Takeda will also share equally in profits and losses (50% to the Company and 50% to Takeda) for Licensed Products in the Profit-Share Territory. Takeda will book sales of the Licensed Products globally.

The Company has the right to opt-out entirely of profit- and loss-sharing in the Profit-Share Territory for rusfertide and all other Licensed Products (the “Full Opt-out Right”) (i) during the 90-day period beginning 120 days after filing of a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for rusfertide for polycythemia vera (“PV’) (the “Initial Opt-out Period”); and (ii) for convenience without receipt of the Opt-out Payment (as defined below) (generally following the Initial Opt-out Period). In addition, if the Company does not exercise the Full Opt-out Right, the Company may opt-out of any Licensed Product other than rusfertide on a Licensed Product-by-Licensed Product basis (each, a “Partial Opt-out Right” and either the Full Opt-out Right or a Partial Opt-out right being an “Opt-out Right”). Following the Company’s exercise of an Opt-out Right, the Company has agreed to transition applicable development and commercial activities to Takeda, and Takeda has agreed to assume sole operational and financial responsibility for such activities in the United States.

The Takeda Collaboration Agreement provides for aggregate development, regulatory and commercial milestone payments from Takeda to the Company for rusfertide of up to $975 million if the Company exercises the Full Opt-out Right. In addition to these milestone payments, in the event the Company exercises the Full Opt-out Right during the Initial Opt-out Period, the Company will receive: (i) a $200 million payment following its exercise of the Full Opt-out Right; and (ii) an additional $200 million payment following FDA approval of the NDA for rusfertide for PV (together, the “Opt-out Payment”). If the Company exercises an Opt-out Right, Takeda has agreed to pay the Company royalties of 14% to 29% on worldwide net sales of Licensed Products with respect to which the Company has exercised an Opt-out Right.

Upcoming potential development and regulatory milestones under the Takeda Collaboration Agreement include:

●	$25.0 million upon successful achievement of the primary endpoint in the Phase 3 VERIFY clinical trial for rusfertide in PV; and
●	$50.0 million upon FDA approval of an NDA for rusfertide in PV (or $75.0 million if the Company exercises the Full Opt-out Right).

The Company has evaluated the Takeda Collaboration Agreement and concluded that it has elements that are within the scope of Topic 606 and Topic 808. As of the effective date of the Takeda Collaboration Agreement, the Company identified two distinct performance obligations: (i) the rusfertide license delivered upon the effectiveness of the Takeda Collaboration Agreement and (ii) certain development services to be provided prior to the Initial Opt-out Period, including the Company’s responsibilities to complete the VERIFY Phase 3 clinical trial in PV and to file an NDA with the FDA upon successful completion of the VERIFY trial and associated manufacturing services.

The Company has determined that the initial transaction price totaled $300.0 million, comprised of the upfront payment. The Company has excluded any future estimated milestones or royalties from this transaction price to date, all of which are either currently constrained or subject to the sales-and usage-based royalty exception. As part of the Company’s evaluation of this variable consideration constraint, it determined that the potential payments are contingent upon developmental and regulatory milestones that are uncertain and are highly susceptible to factors outside of its control. The Company allocated $254.1 million of the initial transaction price to the license and $45.9 million to the development services based upon the relative standalone selling price of each performance obligation. The amount allocated to the license, which represents functional intellectual property that was transferred at a point in time, was satisfied upon transfer of the license to Takeda. The amount allocated to development services will be recognized over time based on a measure of the Company’s efforts toward satisfying the performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g., costs incurred compared to total budget). The Company recognized $0.9 million with respect to the period from effective date of the contract through March 31, 2024.

The Company determined that the Takeda Collaboration Agreement met the definition of a collaborative arrangement under Topic 808. Both parties are active participants in directing and carrying out the development of the Licensed Products and both are exposed to the significant risk and rewards related to the commercial success of the Products. If the Company does not exercise an Opt-out Right (“Company Opt-in”), the Company and Takeda would co-detail the Licensed Products in the U.S. and share in the economic results through a profit-sharing structure. The Company has determined that development costs subsequent to the Company Opt-in date are within the scope of Topic 808, which does not provide recognition and measurement guidance. As such, the Company determined that Accounting Standards Codification Topic 730 – Research and Development was appropriate to analogize to based on the cost-sharing provisions of the agreement. The Company has concluded that payments to or reimbursements from Takeda related to these services will be accounted for as an increase to or reduction of research and development expense, respectively.

JNJ License and Collaboration Agreement

On July 27, 2021, the Company entered into an Amended and Restated License and Collaboration Agreement with J&J Innovative Medicines (“JNJ”), formerly Janssen Biotech, Inc., which amended and restated the License and Collaboration Agreement, effective July 13, 2017, by and between the Company and JNJ, as amended by the first amendment, effective May 7, 2019 (together, the “JNJ License and Collaboration Agreement”). From inception in 2017 through December 31, 2022, the Company earned a total of $112.5 million in non-refundable upfront cash payment from JNJ. During the fourth quarter of 2023, the Company earned a $50.0 million milestone payment in connection with the dosing of a third patient in the ICONIC-TOTAL Phase 3 clinical trial of JNJ-2113 in patients with moderate-to-severe psoriasis and a $10.0 million milestone payment upon the dosing of the third patient in the ANTHEM Phase 2b trial moderately-to-severely active ulcerative colitis (“UC”). The Company has earned a total of $172.5 million in non-refundable payments from JNJ from inception in 2017 through the date of this Quarterly Report.

The JNJ License and Collaboration Agreement relates to the development, manufacture and commercialization of oral IL-23 receptor antagonist drug candidates and enables JNJ to develop collaboration compounds for multiple indications. Under the JNJ License and Collaboration Agreement, JNJ is required to use commercially reasonable efforts to develop at least one collaboration compound for at least two indications.

Upcoming potential development and regulatory milestones include:

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

The Company completed its performance obligation under the JNJ License and Collaboration Agreement as of June 30, 2022. Pursuant to the agreement, the Company is eligible to receive future sales milestone payments and tiered royalties on net product sales at percentages ranging from 6% to 10%.

Revenue Recognition

For the three months ended March 31, 2024, the Company recognized license and collaboration revenue of $255.0 million related to the Takeda Collaboration Agreement transaction price, including $254.1 million allocated to the rusfertide license delivered to Takeda upon effectiveness of the agreement in March 2024 and $0.9 million for development services provided by the Company during the period based on the cost-based input method. For the three months ended March 31, 2023, no license and collaboration revenue was recognized.

The remaining unrecognized transaction price amount of $45.0 million was recorded as deferred revenue on the Company’s condensed consolidated balance sheet as of March 31, 2024 and will be recognized over time based on a measure of the Company’s efforts toward satisfying the performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g. costs incurred compared to total budget).

During the three months ended March 31, 2024 and 2023, the Company did not recognize revenue from any amounts included in the deferred revenue contract liability balance at the beginning of each period. None of the costs to obtain or fulfill the contracts were capitalized.

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

The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$24,432	$—	$—	$24,432
Certificates of deposit	—	10,661	—	10,661
Commercial paper	—	170,510	—	170,510
Corporate debt securities	—	12,657	—	12,657
U.S. Treasury and agency securities	—	101,035	—	101,035
Total financial assets	$24,432	$294,863	$—	$319,295

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$19,212	$—	$—	$19,212
Certificates of deposit	—	13,004	—	13,004
Commercial paper	—	130,296	—	130,296
Corporate debt securities	—	7,672	—	7,672
U.S. Treasury and agency securities	—	145,085	—	145,085
Total financial assets	$19,212	$296,057	$—	$315,269

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

Note 5. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following (in thousands):

	March 31, 2024
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$24,432	$—	$—	$24,432
Certificates of deposit	10,661	2	(2)	10,661
Commercial paper	170,606	1	(97)	170,510
Corporate debt securities	12,677	—	(20)	12,657
U.S. Treasury and agency securities	101,037	4	(6)	101,035
Total cash equivalents and marketable securities	$319,413	$7	$(125)	$319,295
Classified as:
Cash equivalents				$169,228
Marketable securities				150,067
Total cash equivalents and marketable securities				$319,295

	December 31, 2023
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$19,212	$—	$—	$19,212
Certificates of deposit	12,998	6	—	13,004
Commercial paper	130,351	5	(60)	130,296
Corporate debt securities	7,678	—	(6)	7,672
U.S. Treasury and agency securities	145,024	63	(2)	145,085
Total cash equivalents and marketable securities	$315,263	$74	$(68)	$315,269
Classified as:
Cash equivalents				$160,379
Marketable securities				154,890
Total cash equivalents and marketable securities				$315,269

Marketable securities of $150.1 million and $154.9 million held as of March 31, 2024 and December 31, 2023, respectively, had contractual maturities of less than one year. The Company does not intend to sell its securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be at maturity. There were no material realized gains or realized losses on marketable securities for the periods presented. The Company evaluated securities with unrealized losses to determine whether such losses, if any, were due to credit-related factors and determined that there were no credit-related losses to be recognized as of March 31, 2024.

Note 6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Prepaid clinical and research related expenses	$1,645	$649
Prepaid insurance	1,335	1,410
Prepaid licenses	530	529
Other prepaid expenses	1,005	1,040
Other receivable	360	332
Prepaid expenses and other current assets	$4,875	$3,960

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Laboratory equipment	$5,423	$5,323
Furniture and computer equipment	1,195	1,143
Leasehold improvements	963	963
Total property and equipment	7,581	7,429
Accumulated depreciation	(6,470)	(6,234)
Property and equipment, net	$1,111	$1,195

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued clinical and research related expenses	$8,459	$11,841
Accrued employee related expenses	2,458	6,786
Accrued professional service fees	5,530	632
Other	40	99
Total accrued expenses and other payables	$16,487	$19,358

Note 7. Stockholders’ Equity

Public Offering

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

ATM Offering

In August 2022, the Company entered into an Open Market Sale AgreementSM , pursuant to which the Company may offer and sell up to $100.0 million shares of common stock from time to time in “at-the-market” offerings (the

“2022 ATM Facility”). There were no sales of the Company’s common stock under the 2022 ATM Facility during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company sold 1,749,199 shares of its common stock under the 2022 ATM Facility for net proceeds of $24.3 million, after deducting issuance costs.

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

In August 2023, prior to the expiration of the Warrants, the Company entered into certain agreements with the Investors and their affiliates under which the Company agreed to allow the Warrants to be exercised in exchange for pre-funded warrants representing the same number of Warrant Shares underlying the Warrants with an exercise price of $0.001 per share (the “Pre-Funded Warrants”). Subsequent to the execution of the agreements and prior to the expiration of the Warrants, all outstanding Warrants were exercised for gross proceeds of $34.4 million in exchange for 44,748 shares of the Company’s common stock and Pre-Funded Warrants to purchase 2,705,252 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Pre-Funded Warrants) with an exercise price of $0.001 per share. The Pre-Funded Warrants will expire upon the day they are exercised in full. The Pre-Funded Warrants are exercisable at any time prior to expiration except that the Pre-Funded Warrants cannot be exercised by the Investors if, after giving effect thereto, the Investors would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. The common stock and Pre-Funded Warrants met the criteria for equity classification and the net proceeds from the transaction were recorded as a credit to additional paid-in capital. In accordance with Accounting Standards Codification Topic 260, Earnings Per Share, outstanding Pre-Funded Warrants are included in the computation of basic net loss per share because the exercise price is negligible, and they are fully vested and exercisable after the original issuance date. During the three months ended March 31, 2024, Pre-Funded Warrants to purchase 84,992 shares were net exercised, resulting in the issuance of 84,989 shares of common stock. As of March 31, 2024, Pre-Funded Warrants to purchase 2,620,260 shares were outstanding.

Note 8. Income Taxes

The Company has recorded an income tax provision of $3.3 million for the three months ended March 31, 2024. No income tax provision was recorded for the three months ended March 31, 2023. The primary difference in tax expense as compared to the prior year is a result of taxable income resulting from the recognition of revenue in connection with the Takeda Collaboration Agreement. The tax provision for the three months ended March 31, 2024 was determined using an estimated annual effective tax rate, adjusted for discrete items, if any.

Based on the available objective evidence during the three months ended March 31, 2024, the Company believes it is more likely than not that its net deferred tax assets may not be realized. The primary difference between the effective tax rate and the statutory tax rate relates to the Company's change in valuation allowance.

Note 9. Net Income (Loss) per Share

The computation of basic net income (loss) per common share is based on the weighted-average number of common shares outstanding during each period. The computation of diluted net income (loss) per common share is based on the weighted-average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, RSUs, PSUs, the Company’s employee stock purchase plan (“ESPP”), and warrants. In accordance with Accounting Standards Codification Topic 260, Earnings Per Share, 2,620,260 outstanding Pre-Funded Warrants were included in the computation of weighted-average common shares, basic for the three months ended March 31, 2024 because the exercise price is negligible, and they are fully vested and exercisable after the original issuance date.

In periods when the Company has net income, the dilutive effect of all potentially outstanding shares is computed using the treasury stock method. In periods in which the Company reports a net loss, all common stock equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equal.

The following table reconciles the numerator and denominator used to calculate diluted net income (loss) per common share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net income (loss)	$207,340	$(33,725)
Denominator:
Weighted-average common share, basic	60,855,689	50,573,650
Dilutive effect of common stock equivalents	2,739,639	—
Weighted-average common share, dilutive	63,595,328	50,573,650
Net income (loss) per common share
Basic net income (loss) per common share	$3.41	$(0.67)
Diluted net income (loss) per common share	$3.26	$(0.67)

Approximately 4.2 million potentially dilutive common shares consisting of shares subject to outstanding stock options, RSUs, and ESPP were excluded from the diluted net income per common share computation for the three months ended March 31, 2024 because their effect was anti-dilutive. Approximately 12.0 million potentially dilutive common shares consisting of shares subject to outstanding stock options, RSUs, PSUs, ESPP and warrants were excluded from the diluted net loss per common share computation for the three months ended March 31, 2023 due to the Company’s net loss for the period.

Note 10. Subsequent Event

On May 6, 2024, the Company amended its facility lease agreement dated as of March 6, 2017 (the “Amended Lease”) to lease 60,575 rentable square feet of office and laboratory space located in Newark, California. The term of the Amended Lease commences on July 1, 2024 (or such later date when tenant improvements in newly leased office space within the facility are substantially complete). Under the Amended Lease, which expires in November 2029, the Company will pay an initial monthly base rent of $3.53 per square foot, which will increase by 3.5% annually. The Amended Lease provides for an agreed-upon period of rent abatement. The Company will be responsible for its proportional share of operating expenses and tax obligations. No additional security deposit was required pursuant to the Amended Lease.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this quarterly report on Form 10-Q (the “Quarterly Report”) and with our Audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2024.

Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” “will,” “would,” “seeks” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors. In particular, statements, whether expressed or implied, concerning, among other things, the potential for our programs, the timing of our clinical trials, including enrollment, data and regulatory submissions, our cash runway, the potential for eventual regulatory approval and commercialization of our product candidates, our potential receipt of milestone payments and royalties under our collaboration agreements, future operating results, our ability to generate sales, income or cash flow, the impact of any future outbreaks of disease, epidemics and pandemics, ongoing military conflicts, including between Ukraine and Russia and in Israel and surrounding areas; rising tensions between China and Taiwan, inflationary pressure and the availability of credit are forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those risks, uncertainties and assumptions discussed in Part II, Item 1A, of this Quarterly Report. These statements are based on information available to us as of the date of this Quarterly Report and, while we believe such information provides a reasonable basis for these statements, the information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future developments, changes in assumptions or otherwise. “Protagonist,” the Protagonist logo and other trademarks, service marks and trade names of Protagonist are registered and unregistered marks of Protagonist Therapeutics, Inc. in the United States and other jurisdictions.

Overview

We are a biopharmaceutical company with peptide-based new chemical entities rusfertide and JNJ-2113 in advanced Phase 3 stages of development, both derived from our proprietary discovery technology platform. Our clinical programs fall into two broad categories of diseases: (i) hematology and blood disorders, and (ii) inflammatory and immunomodulatory (“I&I”) diseases.

Our Product Pipeline

Rusfertide

Rusfertide, our injectable hepcidin mimetic partnered with Takeda Pharmaceuticals USA, Inc. (“Takeda”), is in development for the treatment of polycythemia vera (“PV”). We have initiated VERIFY (ClinicalTrials.gov identifier NCT05210790), a global double-blind, placebo-controlled Phase 3 clinical trial of rusfertide in PV for approximately 250 patients. The trial evaluates the efficacy, symptom burden and safety of once-weekly, subcutaneously self-administered rusfertide in patients with uncontrolled hematocrit who are phlebotomy dependent despite standard of care treatment. The trial enrolled patients across North and South America, Europe, Asia and Australia. Enrollment for the VERIFY trial has been completed and we expect to announce top-line data for the trial’s 32-week primary efficacy endpoint by the end of the first quarter of 2025, potentially leading to a New Drug Application (“NDA”) filing in the fourth quarter of 2025. By the end of 2024, we expect to receive the results of our ongoing two-year study evaluating the carcinogenicity potential of rusfertide when administered once weekly to rats.

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

Long-term follow up data from the REVIVE trial presented at the American Society of Hematology Annual Meeting in December 2023 showed durable hematocrit control, decreased phlebotomy use, long-term tolerability, and no new safety signals in patients with PV. An analysis of the PACIFIC Phase 2 trial was also presented that indicated rusfertide improves markers of iron deficiency in patients with PV. In addition, data was presented regarding the prevalence of thromboembolic events and secondary cancers in PV patients not treated with rusfertide. In February 2024, the full Phase 2 REVIVE trial results, including efficacy and safety data, were published in the New England Journal of Medicine.

In January 2024, we entered into a worldwide license and collaboration agreement with Takeda for the development and commercialization of rusfertide (the “Takeda Collaboration Agreement”. Under the terms of the agreement, we earned a nonrefundable upfront payment of $300.0 million upon effectiveness of the agreement in March 2024, which we received in April 2024. We are eligible to receive additional worldwide development, regulatory and commercial milestone payments for rusfertide of up to $330 million, inclusive of the following potential upcoming milestones:

●	$25.0 million upon successful achievement of the primary endpoint in the Phase 3 VERIFY trial for rusfertide in PV; and
●	$50.0 million upon U.S. Food and Drug Administration (the “FDA”) approval of NDA for rusfertide in PV (or $75.0 million if we exercise our full right to opt-out of the 50:50 U.S. profit and loss sharing arrangement).

We are also eligible to receive tiered royalties from 10% to 17% on ex-U.S. net sales of rusfertide and other specified second-generation injectable hepcidin memetic compounds (the “Licensed Products”). We and Takeda will also share equally in profits and losses (50% to us and 50% to Takeda of the Licensed Products in the United States. See Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for further details related to the agreement, including our right to opt-out of the 50:50 U.S. profit and loss sharing arrangement.

JNJ-2113

Our Interleukin-23 receptor (“IL-23R”) antagonist compound JNJ-2113, partnered with J&J Innovative Medicines (“JNJ”), formerly Janssen Biotech, Inc., is an orally delivered investigational drug that is designed to block biological pathways currently targeted by marketed injectable antibody drugs. Our orally stable peptide approach may offer a targeted therapeutic approach for gastrointestinal and systemic compartments as needed. We believe that, compared to antibody drugs, JNJ-2113 has the potential to provide clinical improvement in an oral medication with increased convenience and compliance and the opportunity for the earlier introduction of targeted oral therapy.

JNJ has initiated the following JNJ-2113 trials:

●	ICONIC-LEAD (NCT06095115) – A 600-patient randomized, controlled Phase 3 trial to evaluate the safety and efficacy of JNJ-2113 compared with placebo in participants with moderate-to-severe plaque psoriasis, with PASI-90 (90% improvement in skin lesions as measured by the Psoriasis Area and Severity Index (“PASI”)) and Investigator’s Global Assessment (“IGA”) score of 0 (clear) or 1 (almost clear) as co-primary endpoints;
●	ICONIC-TOTAL (NCT06095102) – A 300-patient randomized, controlled Phase 3 trial to evaluate the efficacy and safety of JNJ-2113 compared with placebo for the treatment of plaque psoriasis in participants with at least moderate severity affecting special areas (scalp, genital, and/or palms of the hands and soles of the feet) with overall IGA score of 0 or 1 as the primary endpoint;
●	ICONIC ADVANCE 1 (NCT06143878) – A 750-patient randomized, controlled Phase 3 trial to evaluate the effectiveness of JNJ-2113 in participants with moderate-to-severe plaque psoriasis compared to placebo and Sotyktu (“deucravacitinib”). The trial’s primary co-endpoints are PASI-90 and IGA score of 0 or 1;
●	ICONIC ADVANCE 2 (NCT06220604)– A 675-patient Phase 3 trial similarly designed to ICONIC ADVANCE 1; and
●	ANTHEM-UC (NCT06049017) – A 240-patient Phase 2b randomized, controlled trial to evaluate the safety and effectiveness of JNJ-2113 compared with placebo in participants with moderate-to-severely active ulcerative colitis (“UC”).

All of the trials in the ICONIC program will use the 200 mg q.d. immediate release formulation of JNJ-2113 from the previously completed FRONTIER 1 trial. JNJ initiated FRONTIER 1, a 255-patient Phase 2b clinical trial of JNJ-2113 in moderate-to-severe plaque psoriasis, which was completed in December 2022. FRONTIER 1 was a randomized, multicenter, double-blind, placebo-controlled trial that evaluated three once-daily dosages and two twice-daily dosages of JNJ-2113 taken orally. The primary endpoint of the trial was the proportion of patients achieving PASI-75 (75% improvement in skin lesions as measured by the PASI) at 16 weeks. In July 2023, we announced updated positive topline results from the trial, which were presented by JNJ at the World Congress of Dermatology in Singapore. JNJ-2113 achieved the trial’s primary and secondary efficacy endpoints. A statistically significant greater proportion of patients who received JNJ-2113 achieved PASI-75 as well as PASI-90 and PASI-100 (100% improvement in skin lesions as measured by the PASI) responses compared to placebo at week 16 in all five of the trial’s treatment groups. A clear dose response was observed across an eight-fold dose range. Treatment was well tolerated, with no meaningful difference in frequency of adverse events across treatment groups versus placebo. Other Phase 2 trials of JNJ-2113 include the SUMMIT trial for the treatment of moderate-to-severe plaque psoriasis and FRONTIER 2, a long-term extension study, both of which were completed by JNJ in 2023.

At JNJ’s Enterprise Business Review in December 2023, JNJ highlighted JNJ-2113 as a potential first- and best-in class targeted oral IL-23 peptide antagonist with potential across multiple indications, including plaque psoriasis, psoriatic arthritis and inflammatory bowel disease, with potential peak year sales projection of $5.0 billion plus. JNJ IL-23 monoclonal antibody drugs Stelara and Tremfya generated $14.0 billion in revenues in 2023.

In February 2024, the JNJ-2113 Phase 2b FRONTIER 1 trial results in adults living with moderate-to-severe plaque psoriasis were published in the New England Journal of Medicine. In March 2024, data presented at the American Academy of Dermatology 2024 Annual Meeting showed that, in Phase 2b FRONTIER 2, JNJ-2113 maintained high rates of skin clearance through 52 weeks in adults with moderate-to-severe plaque psoriasis.

On July 17, 2021, we entered into an Amended and Restated License and Collaboration Agreement with JNJ, which amended and restated the License and Collaboration Agreement, effective July 13, 2017, by and between the Company and JNJ, as amended by the first amendment, effective May 7, 2019 (together, the “JNJ License and Collaboration Agreement”). Under the JNJ License and Collaboration Agreement, we earned a $50.0 million milestone payment upon dosing of the third patient in the ICONIC-TOTAL Phase 3 trial in late October 2023, which we received in December 2023. We earned a $10.0 million milestone payment upon the dosing of the third patient in the ANTHEM Phase 2b trial in UC in December 2023, which we received in January 2024. To date, we have earned $172.5 million in nonrefundable payments from JNJ. We are eligible for up to approximately $795.0 million in future development and sales milestone payments, inclusive of the following potential upcoming milestones:

●	$115.0 million milestone payment upon JNJ-2113 meeting the co-primary endpoints in any one of the four ICONIC program Phase 3 trials;
●	$35.0 million milestone payment upon the filing of an NDA for JNJ-2113 with the FDA;
●	$50.0 million milestone payment upon approval of the NDA by the FDA; and
●	$15.0 million milestone payment upon the advancement of JNJ-2113 into a Phase 3 trial in a second indication.

We also remain eligible to receive upward tiering royalties on net product sales at percentages ranging from six percent to ten percent, with ten percent applicable for net sales over $4.0 billion. See Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

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

In January 2024, we announced a new oral Interleukin-17 (“IL-17”) peptide antagonist program targeting three IL-17 dimers (IL-17 AA, AF and FF) which may offer potential treatment options for hidradenitis suppurativa, spondyloarthritis, plaque psoriasis and psoriatic arthritis. Our preliminary results showed similar or better in vitro potency than the currently approved drugs Cosentyx® and Taltz®. We expect to nominate a development candidate ready for Investigational New Drug enabling studies by the end of 2024.

Business Update

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been impacted by domestic and global monetary and fiscal policy, geopolitical instability, ongoing military conflicts, including between Russia and Ukraine and in Israel and surrounding areas, rising tensions between China and Taiwan, and high interest rates. Our future results of operations and liquidity could be adversely impacted by outbreaks of disease, epidemics and pandemics, including potential further delays in existing and planned clinical trials, delays in manufacturing and collaboration activities and supply chain disruptions. The conflict in Ukraine has exacerbated market disruptions, including significant volatility in commodity prices, as well as supply chain interruptions. The U.S. Federal Reserve and other central banks may be unable to contain inflation through more restrictive monetary policy and inflation may increase or continue for a prolonged period of time. Inflationary factors, such as increases in the cost of clinical supplies, interest rates, overhead costs and transportation costs may adversely affect our operating results.

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

Operations

We have incurred cumulative net losses from inception through March 31, 2024 of $408.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research and development expenses and other expenses related to our ongoing operations, product development, and pre-commercialization activities. As a result, we may incur losses in the future as we continue the development of, and seek regulatory approval for, our product candidates.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, and the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Topic 606 requires us to allocate the arrangement consideration on a relative standalone selling price basis for each performance obligation after determining the transaction price of the contract and identifying the performance obligations to which that amount should be allocated. The relative standalone selling price is defined as the price at which an entity would sell a promised good or service separately to a customer. If other observable transactions in which we have sold the same performance obligation separately are not available, we estimate the standalone selling price of each performance obligation. Key assumptions to determine the standalone selling price may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

Whenever we determine that goods or services promised in a contract should be accounted for as a combined performance obligation over time, we determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue is recognized using either the proportional performance method or on a straight-line basis if efforts will be expended evenly over time. Costs incurred or labor hours are typically used as the measure of performance. Management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete our performance obligations. If we determine that the performance obligation is satisfied over time, any upfront payment received is initially recorded as deferred revenue on our consolidated balance sheets.

Certain judgments affect the application of our revenue recognition policy. For example, we record short-term and long-term deferred revenue based on our best estimate of when such revenue will be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months, and long-term deferred revenue consists of amounts that we do not expect will be recognized in the next 12 months. This estimate is based on our current operating plan and, if our operating plan should change in the future, we may recognize a different amount of deferred revenue over the next 12-month period.

There have been no other material changes to our critical accounting policies during the three months ended March 31, 2024, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for the year ended December 31, 2023 filed with the SEC on February 27, 2024.

Components of Our Results of Operations

License and Collaboration Revenue

Our license and collaboration revenue is derived from payments we receive under our license and collaboration agreements with Takeda and JNJ. See Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

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

Research and development expenses consist primarily of the following:

●	expenses incurred under agreements with clinical trial sites that conduct research and development activities on our behalf;
●	employee-related expenses, which include salaries, benefits and stock-based compensation;
●	laboratory vendor expenses related to the preparation and conduct of pre-clinical and non-clinical studies and clinical trials;
●	costs related to production of clinical supplies and non-clinical materials, including fees paid to contract manufacturers;
●	license fees and milestone payments under license and collaboration agreements; and
●	facilities and other allocated expenses, which include expenses for rent and maintenance of facilities, information technology, depreciation and amortization expense and administrative other supplies.

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

We allocate direct costs and indirect costs incurred to product candidates when they enter clinical development. For product candidates in clinical development, direct costs consist primarily of clinical, pre-clinical, and drug discovery costs, costs of supplying drug substance and drug product for use in clinical and pre-clinical studies, including clinical manufacturing costs, contract research organization fees, and other contracted services pertaining to specific clinical trials and pre-clinical studies. Indirect costs allocated to our product candidates on a program-specific basis include research and development employee salaries, benefits, and stock-based compensation, and indirect overhead and other administrative support costs. Program-specific costs are unallocated when the related expenses are incurred for our early-stage research and drug discovery projects as our internal resources, employees and infrastructure are not tied to any one research or drug discovery project and are typically deployed across multiple projects. As such, we do not provide financial information regarding the costs incurred for early-stage pre-clinical and drug discovery programs on a program-specific basis prior to the clinical development stage.

We expect our research and development expenses to increase in the near term as compared to the prior year period as we continue to focus our resources on (i) progressing our rusfertide program into later stage clinical trials and preparing for commercialization and ii) advancing our pre-clinical and drug discovery research programs. The process of conducting research, identifying potential product candidates and conducting pre-clinical studies and clinical trials necessary to obtain regulatory approval, and commencing pre-commercialization activities is costly and time intensive. We may never succeed in achieving marketing approval for our product candidates regardless of our costs and efforts. The probability of success of our product candidates may be affected by numerous factors, including pre-clinical data, clinical data, competition, manufacturing capability, our cost of goods to be sold, our ability to receive, and the timing of, regulatory approvals, market conditions, and our ability to successfully commercialize our products if they are approved for marketing. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. Our research and development programs are subject to change from time to time as we evaluate our priorities and available resources.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended
	March 31,		Dollar	%
	2024	2023	Change	Change

	(Dollars in thousands)
License and collaboration revenue	$254,953	$—	$254,953	*
Operating expenses:
Research and development (1)	33,734	27,416	6,318	23
General and administrative (2)	14,910	8,605	6,305	73
Total operating expenses	48,644	36,021	12,623	35
Income (loss) from operations	206,309	(36,021)	242,330	*
Interest income	4,376	2,491	1,885	76
Other expense, net	(19)	(195)	176	(90)
Income (loss) before income tax expense	210,666	(33,725)	244,391	*
Income tax expense	(3,326)	—	(3,326)	*
Net income (loss)	$207,340	$(33,725)	$241,065	*

*Percentage not meaningful.

(1)	Includes $5.3 million and $4.6 million of non-cash stock-based compensation expense for the three months ended March 31, 2024 and 2023, respectively.
(2)	Includes $4.1 million and $3.0 million of non-cash stock-based compensation expense for the three months ended March 31, 2024 and 2023, respectively.

License and Collaboration Revenue

License and collaboration revenue increased from $0 for the three months ended March 31, 2023 to $255.0 million for the three months ended March 31, 2024. Revenue for the three months ended March 31, 2024 included $254.1 million of the $300.0 million transaction price for the Takeda Collaboration Agreement allocated to the delivery of the rusfertide license to Takeda upon effectiveness of the agreement in March 2024, and $0.9 million allocated to development services provided by us during the period based on the cost-based input method. For the three months ended March 31, 2023, we did not recognize any license and collaboration revenue.

Research and Development Expenses

	Three Months Ended
	March 31,		Dollar	%
	2024	2023	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide	$24,513	$21,631	$2,882	13
Clinical and development expense — PN-943	99	959	(860)	(90)
Clinical and development expense — other	51	51	—	—
Pre-clinical and drug discovery research expense	9,071	4,775	4,296	90
Total research and development expenses	$33,734	$27,416	$6,318	23

Research and development expenses increased $6.3 million, or 23%, from $27.4 million for the three months ended March 31, 2023 to $33.7 million for the three months ended March 31, 2024. The increase was primarily due to (i) an increase of $2.9 million in rusfertide clinical and contract manufacturing expenses primarily for the ongoing Phase 3 VERIFY clinical trial and (ii) an increase of $4.3 million in pre-clinical and drug discovery research program expense, partially offset by (iii) a decrease of $0.9 million in expenses for the PN-943 program where further development work was de-prioritized to optimize and focus resources toward the rusfertide program in PV. We completed a Phase 2 trial of PN-943, an orally delivered gut-restricted alpha 4 beta 7 specific integrin antagonist, in patients with moderate to severe UC in early 2023.

We had 97 and 80 full-time equivalent research and development employees as of March 31, 2024 and 2023, respectively. Research and development personnel-related expenses for the three months ended March 31, 2024 increased by $2.6 million as compared to the three months ended March 31, 2023, including increases of $1.9 million in personnel-related expenses and $0.7 million in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased $6.3 million, or 73%, from $8.6 million for the three months ended March 31, 2023 to $14.9 million for the three months ended March 31, 2024. This increase was primarily due to a $4.6 million increase in advisory and legal fees related to the Takeda Collaboration Agreement, a $1.1 million increase in stock-based compensation expense and a $0.9 million increase in personnel-related expenses, partially offset by a $0.7 million decrease in consulting and outside services, marketing and other general expenses.

We had 27 and 23 full-time equivalent general and administrative employees as of March 31, 2024 and 2023, respectively.

Interest Income

Interest income increased $1.9 million from $2.5 million for the three months ended March 31, 2023 to $4.4 million for the three months ended March 31, 2024. This increase was due primarily to higher invested balances as well as higher yields on invested balances during a period of increasing interest rates compared to the prior year period.

Income Tax Expense

Income tax expense was $3.3 million and $0 for the three months ended March 31, 2024 and 2023, respectively. Income tax expense for the three months ended March 31, 2024 is a result of taxable income resulting from the recognition of revenue in connection with the Takeda Collaboration Agreement. The effective tax rate was 1.54% and 0% for the three months ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

Sources of Liquidity

We had $322.6 million and $341.6 million in cash, cash equivalents and marketable securities at March 31, 2024 and December 31, 2023, respectively. Historically, we have funded our operations primarily from net proceeds from the sale of shares of our common stock and the receipt of payments under collaboration agreements.

Proceeds from Sales of Our Common Stock

In April 2023, we completed an underwritten public offering of 5,000,000 shares of our common stock at a public offering price of $20.00 per share and issued an additional 750,000 shares of common stock at a price of $20.00 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs paid by us, were $107.8 million.

In August 2022, we entered into an Open Market Sale AgreementSM, pursuant to which we may offer and sell up to $100.0 million shares of our common stock from time to time in “at-the-market” offerings (the “2022 ATM Facility”). There were no sales of our common stock under the 2022 ATM Facility during the three months ended March 31, 2024. During the three months ended March 31, 2023, we sold 1,749,199 shares of our common stock under the 2022 ATM Facility for net proceeds of $24.3 million, after deducting issuance costs.

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

In August 2023, prior to the expiration of the Warrants, we entered into certain agreements with the Investors and their affiliates under which we agreed to allow the Warrants to be exercised in exchange for pre-funded warrants representing the same number of Warrant Shares underlying the Warrants with an exercise price of $0.001 per share (the “Pre-Funded Warrants”). Subsequent to the execution of the agreements and prior to the expiration of the Warrants, all outstanding Warrants were exercised for gross proceeds of $34.4 million in exchange for 44,748 shares of our common stock and Pre-Funded Warrants to purchase 2,705,252 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Pre-Funded Warrants) with an exercise price of $0.001 per share. The Pre-Funded Warrants will expire upon the day they are exercised in full. The Pre-Funded Warrants are exercisable at any time prior to expiration except that the Pre-Funded Warrants cannot be exercised by the Investors if, after giving effect thereto, the Investors would beneficially own more than 9.99% of our common stock, subject to certain exceptions. The common stock and Pre-Funded Warrants were recorded as a credit to additional paid-in capital. In accordance with Accounting Standards Codification Topic 260, Earnings Per Share, outstanding Pre-Funded Warrants are included in the computation of basic net loss per share because the exercise price is negligible, and they are fully vested and exercisable after the original issuance date. During the three months ended March 31, 2024, Pre-Funded Warrants to purchase 84,992 shares were net exercised, resulting in the issuance of 84,989 shares of common stock. As of March 31, 2024, Pre-Funded Warrants to purchase 2,620,260 were outstanding.

Receipt of Payments Under Collaboration Agreements

In March 2024, we earned a $300.0 million upfront payment from Takeda upon the closing of the Takeda Collaboration Agreement, which was received in April 2024.

Pursuant to the Takeda Collaboration Agreement, we may be eligible to receive clinical development, regulatory and sales milestones, if and when achieved. Upcoming potential development milestones under the Takeda Collaboration Agreement include:

●	$25.0 million upon successful achievement of the primary endpoint in the Phase 3 VERIFY trial for rusfertide in PV; and
●	$50.0 million upon FDA approval of an NDA for rusfertide in PV (or $75.0 million if we exercise our full right to opt-out of the 50:50 U.S. profit and loss sharing arrangement in exchange for enhanced economics).

We have earned a total of $112.5 million in non-refundable payments from JNJ from the inception of the JNJ License and Collaboration Agreement in 2017 through December 31, 2022. In addition, we earned the following milestone payments under the JNJ License and Collaboration Agreement during the year ended December 31, 2023:

●	in October 2023, we earned a $50.0 million milestone payment in connection with the dosing of the third patient in the ICONIC-TOTAL Phase 3 clinical trial of JNJ-2113 in moderate-to-severe plaque psoriasis, which was received in December 2023; and
●	in December 2023, we earned a $10.0 million payment for services in connection with the dosing of the third patient in the ANTHEM Phase 2b clinical trial of JNJ-2113 in ulcerative colitis, which was received in January 2024.

We have also received payments for services provided under the collaboration agreement and we may make in-kind payment reimbursements to JNJ for certain costs they have incurred pursuant to the cost sharing terms of the agreement.

Pursuant to the JNJ License and Collaboration Agreement, we may be eligible to receive clinical development, regulatory and sales milestones, if and when achieved. Upcoming potential development and regulatory milestones under the Janssen License and Collaboration Agreement include:

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

Capital Requirements

As of March 31, 2024, we had $322.6 million of cash, cash equivalents and marketable securities and an accumulated deficit of $408.4 million. Our capital expenditures were $0.2 million and $0.6 million for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively. Our primary uses of cash are to fund our operating expenses, including our research and development expenditures and general and administrative costs. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months from the date of this Quarterly Report based on current operating plans and financial forecasts.

We may require additional funding to advance our early discovery pipeline and to develop, acquire, or in-license other potential product candidates. Our future funding requirements will depend on many factors, including:

●	the progress, timing, scope, results and costs of advancing our clinical trials for our product candidates, including the ability to enroll patients in a timely manner for our clinical trials;
●	the costs of and our ability to obtain clinical and commercial supplies for our current product candidates and any other product candidates we may identify and develop;
●	our ability to successfully commercialize our current product candidates and any other product candidates we may identify and develop;
●	the success of our existing or future collaboration with third parties;
●	the selling and marketing costs associated with our current product candidates and any other product candidates we may identify and develop, including the costs and timing of expanding our sales and marketing capabilities;
●	the achievement of development, regulatory and sales milestones resulting in payments to us from JNJ under the JNJ License and Collaboration Agreement, Takeda under the Takeda Collaboration Agreement, or other such arrangements that we may enter into, and the timing of receipt of such payments, if any;
●	the timing, receipt and amount of royalties from JNJ under the JNJ License and Collaboration Agreement or Takeda under the Takeda Collaboration Agreement upon regulatory approval or clearance, if any;

●	the amount and timing of sales and other revenues from our current product candidates and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;
●	the cash requirements of any future acquisitions or discoveries of product candidates;
●	the time and costs necessary to respond to technological and market developments;
●	the extent to which we may acquire or in-license other product candidates and technologies;

Such additional funding may come from various sources, including raising additional capital, seeking access to debt, and seeking additional collaborative or other arrangements with partners, but such funding may not be available on terms acceptable to us, if at all. As discussed in Part II, Item 1A. “Risk Factors,” we are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by domestic and global monetary and fiscal policy, geopolitical instability, inflationary pressures and high interest rates, among other factors. A future recession or market correction, including those due to significant geopolitical or macroeconomic events, could materially affect our business and our access to credit and financial markets.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023

Condensed Consolidated Statements of Cash Flows Data:	(Dollars in thousands)
Cash used in operating activities	$(27,429)	$(34,347)
Cash provided by investing activities	$6,071	$9,826
Cash provided by financing activities	$7,199	$26,463
Stock-based compensation	$9,352	$7,584

Cash Used in Operating Activities

Cash used in operating activities for the three months ended March 31, 2024 was $27.4 million, consisting primarily of our net income of $207.3 million and $9.4 million of stock-based compensation, partially offset by a net change of $243.3 million in net operating assets and liabilities. The change in net operating assets and liabilities was driven by a change of $290.0 million in receivable from collaboration partner partially offset by $45.1 million in deferred revenue, both of which related to the $300.0 million upfront payment we earned upon the effectiveness of the Takeda Collaboration Agreement in March 2024. The $6.9 million decrease in cash used in operating activities during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to a

$241.1 million change in our net income and a $1.8 million increase in stock-based compensation expense, partially offset by a $235.3 million net change in net operating assets and liabilities.

Cash Provided by Investing Activities

Cash provided by investing activities for the three months ended March 31, 2024 was $6.1 million, consisting primarily of proceeds from maturities of marketable securities of $72.0 million, partially offset by purchases of marketable securities of $65.7 million. The $3.8 million decrease in cash provided by investing activities for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily related to a decrease in the net activity of purchases and maturities of marketable securities.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2024 was $7.2 million, consisting primarily of net cash proceeds of $7.8 million from the issuance of common stock upon exercises of stock options and purchases of stock under our employee stock purchase plan (“ESPP”), partially offset by $0.6 million in tax withholding payments related to net settlement of restricted stock units. The $19.3 million decrease in cash provided by financing activities for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to a $24.3 million decrease in ATM sales of our common stock, partially offset by $5.5 million increase in proceeds from issuance of common stock upon exercise of options and purchases of common stock under the ESPP.

Contractual Obligations and Other Commitments

Takeda Collaboration Agreement

Under the Takeda Collaboration Agreement, we are obligated for expenditures related to completion of our Phase 3 clinical trial for rusfertide in PV and, if successful, an NDA filing with the FDA. The timing and actual amounts may vary from estimates depending on numerous factors, some of which are outside of our control and some of which are contingent upon the success of certain development and regulatory activities. The timing and amount of such payments are not determinable as of the date of the Quarterly Report on Form 10-Q.

During the three months ended March 31, 2024, there were no other material changes to our material cash requirements, including commitments for capital expenditures, described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 27, 2024.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our interest-earning investments and inflation risk affecting labor costs and clinical trial costs.

Interest Rate Fluctuation Risk

We had $322.6 million and $341.6 million in cash, cash equivalents and marketable securities at March 31, 2024 and December 31, 2023, respectively. Our cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Marketable securities consist of certificates of deposit, corporate bonds, commercial paper and government bonds. A portion of our investments are interest-bearing instruments carrying a degree of interest rate risk. However, because our investments are of high-quality credit rating and short term in duration, we believe that our exposure to interest rate risk is not significant and that a hypothetical 100 basis point change in interest rates would not have a significant impact on the total value of our portfolio.

Approximately $0.4 million and $0.9 million of our cash balance was located in Australia at March 31, 2024 and December 31, 2023, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of our expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on the results of our operations.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our costs, such as the cost of labor and research and development contract costs. We do not believe inflation has had a material effect on the results of our operations during the three months ended March 31, 2024.

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

●	We have no approved products and no historical commercial revenue, which makes it difficult to assess our future prospects and financial results.
●	We are heavily dependent on the success of our product candidates in clinical development.
●	Clinical development is a lengthy and expensive process with an uncertain outcome, and failure can occur at any stage of clinical development.
●	Our product candidates may cause undesirable side effects or have other properties adversely impacting safety that delay or prevent their regulatory approval, restrict their approved labeling, or otherwise limit their commercial opportunity, including being required by an independent data monitoring committee or regulatory authorities to delay or halt or clinical trials, or if such side effects or adverse events are sufficiently severe or prevalent, to suspend or cease altogether further development of our product candidates.
●	We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
●	We have never generated any revenue from product sales and may never be profitable.
●	We may require additional funding.
●	Raising additional capital may cause dilution to our existing stockholders.
●	We rely on JNJ to continue the development of product candidates subject to our license and collaboration with JNJ, and to successfully commercialize any resulting products, and we rely on Takeda to successfully commercialize any products resulting from our collaboration agreement with Takeda.
●	Our existing or future collaborations with third parties may not be successful.
●	We rely on third parties to conduct our pre-clinical studies and clinical trials and are subject to risks associated with their businesses and performance of their obligations to us.
●	We rely on third-party contract manufacturers to manufacture our drug substance and clinical drug product.
●	If we are ultimately unable to obtain regulatory approval for our product candidates in the United States or other jurisdictions, our business will be substantially harmed.
●	We have no marketing and sales organization and may not be able to effectively market and sell any products or generate product revenue if any of our product candidates are approved for marketing.
●	If we commercialize our product candidates abroad, we will be subject to the risks of doing business outside of the United States.

●	We face significant competition from other biotechnology and pharmaceutical companies.
●	We may face risks to our business arising from outbreaks of disease, epidemics and pandemics, including risks to our ongoing and planned clinical trials and pre-clinical and discovery research.
●	Unstable market and economic conditions, including elevated and sustained inflation, may have serious adverse consequences on our business, financial condition and stock price.
●	Our success depends on our ability to attract, retain and motivate qualified executives and other personnel.
●	We may experience difficulties in managing the growth of our organization.
●	We are subject to risks associated with information technology systems or breaches of data security.
●	Any misconduct by our employees, independent contractors, principal investigators, consultants and vendors could have a material adverse effect on our business.
●	Our headquarters is located near known earthquake fault zones.
●	If we are unable to obtain or protect intellectual property rights related to our product candidates and technologies, we may not be able to compete effectively in our markets.
●	We may be involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and ultimately unsuccessful.
●	Patents covering our product candidates could be found invalid or unenforceable.
●	Third party claims of intellectual property infringement may prevent or delay our drug discovery and development efforts.
●	Our stock price has been and will likely continue to be volatile and may decline, regardless of our operating performance.

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

For example, in September 2021, our clinical studies for rusfertide were placed on a brief full clinical hold by the FDA following a non-clinical finding in a rasH2 transgenic mouse model indicating benign and malignant subcutaneous skin tumors.  Any similar findings in human clinical trials may adversely impact regulatory approval, product labeling or commercialization of rusfertide.

We have focused our limited resources to pursue particular product candidates and indications, and consequently, we may fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we have historically focused on research programs and product candidates mainly on the development of rusfertide and the product candidates subject to our JNJ collaboration. We have an ongoing commitment to optimize and focus resources toward our rusfertide program in PV. In addition, in keeping with our organizational prioritization of rusfertide in PV, plans to initiate trials of rusfertide in additional disease indications have been paused. As a result, we may forego or delay the pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration partnerships, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Risks Related to our Financial Position and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.

We have incurred significant annual operating losses each year since inception and may continue to incur operating losses for the foreseeable future. As of March 31, 2024, we had an accumulated deficit of $408.4 million. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development. As a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. Developing pharmaceutical product candidates, including conducting pre-clinical studies and clinical trials, is expensive. We may require additional future capital in order to complete clinical development and, if we are successful, to commercialize any of our current product candidates. Further, in the event that the JNJ License and Collaboration Agreement or the Takeda Collaboration Agreement is terminated, we may not receive any additional fees or milestone payments under these agreements. Absent the funding support obtained under these agreements, our further development of the collaboration product candidates would require significant additional capital from us, or the establishment of alternative collaborations with third parties, which may not be possible.

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $322.6 million. Based upon our current operating plan and expected expenditures we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months. However, we may need to have access to additional funds in the future in order to complete clinical development or commercialize our product candidates to a point where our operations generate net cash inflows.

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

Risks Related to our Reliance on Third Parties

If JNJ does not elect to continue the development of JNJ-2113, or if Takeda does not elect to develop and commercialize rusfertide, our business and business prospects would be adversely affected.

JNJ-2113, the product candidate in development pursuant to our JNJ collaboration, and rusfertide, the product candidate in development pursuant to the Takeda Collaboration Agreement, may prove to have undesirable or unintended side effects or other characteristics adversely affecting its safety, efficacy or cost effectiveness that could prevent or limit its approval for marketing and successful commercial use, or that could delay or prevent the commencement and/or completion of clinical trials.

Under the terms of the JNJ License and Collaboration Agreement, JNJ may terminate the agreement for convenience and without cause on written notice of a certain period. In addition, prior to any termination of the agreement, JNJ will generally have control over the further clinical development of JNJ-2113 and any other licensed compounds. JNJ’s decisions with respect to such development will affect the timing and availability of potential future payments under the agreement, if any. For example, during the fourth quarter of 2021, a decision was made by JNJ to stop further development of both PTG-200 and PN-232 in favor of JNJ-2113.

Under the terms of the Takeda Collaboration Agreement, Takeda may terminate the agreement for convenience in its entirety or as to a major region by providing advance written notice following the earliest of (i) the receipt of Phase 3 data with respect to the VERIFY clinical trial, (ii) the third anniversary of the effective date of the agreement or (iii) the occurrence of certain specified adverse events related to the clinical development of rusfertide.

If the JNJ License and Collaboration Agreement or the Takeda Collaboration Agreement is terminated early, or if JNJ’s or Takeda’s development activities are terminated early or suspended for an extended period of time, or are otherwise unsuccessful, our business and business prospects would be materially and adversely affected.

We may have disagreements with JNJ during the term of the JNJ License and Collaboration Agreement or Takeda under the Takeda License and Collaboration Agreement, and if they are not settled amicably or in the favor of Protagonist, the result may harm our business.

We are subject to the risk of possible disagreements with JNJ regarding the development of JNJ-2113 or other matters under the JNJ License and Collaboration Agreement and Takeda regarding the development of rusfertide or other matters under the Takeda Collaboration Agreement, such as the interpretation of such agreement or ownership of proprietary rights. Also, because the period of collaborative development under the agreement has ended, JNJ has sole decision-making authority for product candidates resulting from the collaboration, which could lead to disputes with JNJ. Disagreements with JNJ or Takeda could lead to litigation or arbitration, which would be expensive and would be time-consuming for our management and employees.

Our current and future development and commercialization collaboration may not be successful.

Other than our collaboration with JNJ License and Collaboration Agreement and our collaboration with Takeda under the Takeda Collaboration Agreement, we have no active collaborations for any of our product candidates. Our collaborations with JNJ and Takeda and any future collaboration arrangements may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and growth prospects. We do not maintain significant rights or control of future development and commercialization activities under our collaboration with JNJ, or in ex-U.S. territories under our collaboration with Takeda. This could lead to potential disputes in the future over the terms of the collaborations and the respective rights of the parties, and these risks and uncertainties could be present with respect to our potential future collaborations as well.

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

We rely on contract manufacturers to manufacture and provide product for us that meets applicable regulatory requirements. We do not currently have, nor do we plan to develop, the infrastructure or capability internally to manufacture our drug supplies and we expect to continue to depend on contract manufacturers for the foreseeable future. As we proceed with the development and potential commercialization of our product candidates, we will need to increase the scale at which the drug is manufactured which will require the development of new manufacturing processes to potentially reduce the cost of goods. We will rely on our internal process research and development efforts and those of contract manufacturers to develop the good manufacturing practices (“GMPs”) required for cost-effective, large-scale production. If we and our contract manufacturers are not successful in converting to commercial-scale manufacturing, then our product costs may not be competitive and the development and/or commercialization of our product candidates would be materially and adversely affected. Moreover, our contract manufacturers are the sole source of supply for our clinical product candidates. If we were to experience an unexpected loss of supply for any reason, whether as a result of manufacturing, supply or storage issues, natural disasters, geopolitical conflict, outbreaks of disease, epidemics and pandemics, or otherwise, we could experience delays, disruptions, suspensions or termination of our clinical trial and planned development program, or be required to restart or repeat, any ongoing clinical trials.

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

We currently do not have a marketing or sales organization for the marketing, sales and distribution of pharmaceutical products, and have only a limited number of employees engaged in those activities. In order to commercialize or co-commercialize any of our product candidates that receive marketing approval, we will have to build adequate marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We may not be successful in doing so. In the event of the successful development of any of our product candidates, we may elect to build a targeted specialty sales force which will be expensive and time-consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. As we have done with Takeda with respect to rusfertide, we may choose to partner with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. In the case of the JNJ License and Collaboration Agreement or the Takeda Collaboration Agreement, we may elect to exercise our right to co-detail products, which would require us to establish a U.S. sales team. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future revenue will be materially and adversely impacted.

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

Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. See Item 1. “Business – Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.

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

Pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate advantages in efficacy, convenience, tolerability or safety in order to overcome price competition and to be commercially successful. If our competitors succeed in obtaining FDA, EMA or other regulatory approval or discovering, developing and commercializing drugs before we do, there would be a material adverse impact on the future prospects for our product candidates and business. For example, in November 2021, the FDA approved a Biologics License Application for ropeginterferon alfa-2b for use in treatment for patients with PV in the absence of symptomatic splenomegaly from PharmaEssentia Corporation, the manufacturer of the novel pegylated interferon. We also face competition in certain instances from the existing standards of care, which may be significantly less expensive than our expected drug prices. For example, one widely used treatment for patients is phlebotomy and/or chelation therapy. While patients may not like therapies that involve frequent blood draws, these therapies are inexpensive and may present pricing challenges for us if our drug candidates are successfully developed and approved. See Item 1, “Business – Competition” in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.

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

As has been widely reported, we are currently operating in a period of macroeconomic uncertainty and capital markets disruption, which has been significantly impacted by domestic and global monetary and fiscal policy, geopolitical instability, including ongoing military conflicts between Russia and Ukraine and in Israel and surrounding areas, rising tensions between China and Taiwan, and high interest rates. In particular, the conflict in Ukraine has exacerbated market disruptions, including significant volatility in commodity prices, as well as supply chain interruptions, and has contributed to record inflation globally. The U.S. Federal Reserve and other central banks may be unable to contain inflation through more restrictive monetary policy and inflation may increase or continue for a prolonged period of time. Inflationary factors, such as increases in the cost of clinical supplies, interest rates, overhead costs and transportation costs may adversely affect our operating results. We continue to monitor these events and the potential impact on our business. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, our financial position or results of operations may be adversely affected in the future due to numerous factors, including macroeconomic and market conditions, domestic and global monetary and fiscal policy, supply chain constraints, and the ongoing conflicts between Russia and Ukraine and in Israel and surrounding areas, and other factors, and such factors may lead to increases in the cost of manufacturing our product candidates and delays in initiating trials. In addition, global credit and financial markets have experienced extreme volatility and disruptions in the past several years and the foregoing factors have led to and may continue to cause diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, uncertainty about economic stability and increased inflation.

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

We maintain our cash at financial institutions, often in balances that exceed federally insured limits. The failure of financial institutions could adversely affect our ability to pay our operational expenses or make other payments.

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

If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, integrity oversight and reporting obligations, exclusion from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If, and to the extent that, we or our collaboration partners are unable to comply with these regulations, our ability to earn potential royalties from sales of product candidates under our collaboration agreements would be materially and adversely impacted. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. The imposition of any of these penalties or other commercial limitations could negatively impact our collaboration arrangements or cause our collaboration partners to terminate the related license and collaboration agreement, either of which would materially and adversely affect our business, financial condition and results of operations.

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

As of March 31, 2024, we had 124 full-time equivalent employees, including 97 full-time equivalent employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, scientific, sales, marketing, research, development, regulatory, manufacturing, financial and other resources. In addition, as our operations expand, we expect that we will need to manage relationships with strategic collaborators, CROs, contract manufacturers, suppliers, vendors and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. We may not be successful in accomplishing these tasks in growing our company, and our failure to accomplish any of them could adversely affect our business and operations.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. From January 1, 2024 through March 31, 2024, the reported sale price of our common stock has fluctuated between $21.43 and $33.34 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock, including due to the factors discussed in these “Risk Factors” and elsewhere in this Quarterly Report.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchases of Shares or of Company Equity Securities

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

(a)	Entry into a Material Definitive Agreement

On May 6, 2024, we amended our facility lease agreement (the lease as amended, the “Amended Lease”) with BMR-Pacific Research Center LP to lease 60,575 rentable square feet of office and laboratory space located within the Newark, California facility the Company has occupied since 2017. The term of the Amended Lease commences on July 1, 2024 (or such later date when tenant improvements in newly leased office space within the facility are substantially complete). The term of the Amended Lease is 65 months. The initial monthly base rent under the Amended Lease is $3.53 per square foot. Base rent will increase 3.5% annually. The Amended Lease provides for an agreed-upon period of rent abatement. We are responsible for our proportional share of operating expenses and tax obligations throughout the lease term. No additional security deposit was required pursuant to the Amended Lease.

The foregoing description of the Amended Lease does not purport to be complete and is qualified in its entirety by reference to the Amended Lease, a copy of which will be filed as an exhibit to the Company’s quarterly report on Form 10-Q for the period ending June 30, 2024.

(c)	Trading Plans

During the fiscal quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case as defined in Item 408(a) of Regulation S-K.

ITEM 6.EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-37852	3.1	8/16/2016
3.2	Amended and Restated Bylaws	S-1/A	333-212476	3.2b	8/1/2016
10.1+	License and Collaboration Agreement by and between Protagonist Therapeutics, Inc. and Takeda Pharmaceuticals USA, Inc. dated January 31, 2024
31.1+	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

PROTAGONIST THERAPEUTICS, INC.

Date: May 7, 2024	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Asif Ali
Asif Ali
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)