Form 10-Q
period 2024-06-30
Protagonist Therapeutics, Inc
filed 2024-08-06
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 31, 2024, there were 58,904,585 shares of the registrant’s Common Stock, par value $0.00001 per share, outstanding.

PROTAGONIST THERAPEUTICS, INC.

FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$355,643	$186,727
Marketable securities	208,354	154,890
Receivable from collaboration partner	43	10,000
Prepaid expenses and other current assets	6,885	3,960
Total current assets	570,925	355,577
Marketable securities - noncurrent	31,447	—
Property and equipment, net	1,780	1,195
Restricted cash - noncurrent	225	225
Operating lease right-of-use asset	10,252	954
Total assets	$614,629	$357,951
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,629	$772
Payable to collaboration partner	—	3
Accrued expenses and other payables	15,175	19,358
Deferred revenue - current	20,124	—
Income taxes payable	2,650	—
Operating lease liability - current	—	1,141
Total current liabilities	41,578	21,274
Deferred revenue - noncurrent	20,756	—
Operating lease liability - noncurrent	10,971	—
Total liabilities	73,305	21,274
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 180,000,000 and 90,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 58,762,063 and 57,708,613 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	980,558	952,491
Accumulated other comprehensive loss	(249)	(105)
Accumulated deficit	(438,986)	(615,710)
Total stockholders’ equity	541,324	336,677
Total liabilities and stockholders’ equity	$614,629	$357,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
License and collaboration revenue	$4,167	$—	$259,120	$—
Operating expenses:
Research and development	33,520	33,182	67,254	60,598
General and administrative	9,440	9,172	24,350	17,777
Total operating expenses	42,960	42,354	91,604	78,375
Income (loss) from operations	(38,793)	(42,354)	167,516	(78,375)
Interest income	7,404	3,913	11,780	6,404
Other income (expense), net	97	(19)	78	(214)
Income (loss) before income tax (expense) benefit	(31,292)	(38,460)	179,374	(72,185)
Income tax expense (benefit)	676	—	(2,650)	—
Net income (loss)	$(30,616)	$(38,460)	$176,724	$(72,185)
Net income (loss) per share, basic	$(0.50)	$(0.68)	$2.89	$(1.34)
Net income (loss) per share, diluted	$(0.50)	$(0.68)	$2.77	$(1.34)
Weighted-average shares used to compute net income (loss) per share, basic	61,305,289	56,775,742	61,080,489	53,691,965
Weighted-average shares used to compute net income (loss) per share, diluted	61,305,289	56,775,742	63,909,633	53,691,965

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss)	$(30,616)	$(38,460)	$176,724	$(72,185)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(20)	(76)	(144)	(33)
Gain on translation of foreign operations	—	—	—	194
Comprehensive income (loss)	$(30,636)	$(38,536)	$176,580	$(72,024)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	Income (Loss)	Deficit	Equity
Three months ended June 30, 2024	Shares	Amount
Balance at March 31, 2024	58,600,787	$1	$969,042	$(229)	$(408,370)	$560,444
Issuance of common stock under equity incentive and employee stock purchase plans	161,276	—	2,572	—	—	2,572
Stock-based compensation expense	—	—	8,944	—	—	8,944
Other comprehensive income (loss)	—	—	—	(20)	—	(20)
Net income (loss)	—	—	—	—	(30,616)	(30,616)
Balance at June 30, 2024	58,762,063	$1	$980,558	$(249)	$(438,986)	$541,324

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	Income (Loss)	Deficit	Equity
Three months ended June 30, 2023	Shares	Amount
Balance at March 31, 2023	51,440,503	$1	$786,768	$(122)	$(570,480)	$216,167
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	5,750,000	—	107,790	—	—	107,790
Issuance of common stock under equity incentive and employee stock purchase plans	329,486	—	973	—	—	973
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(25,804)	—	(669)	—	—	(669)
Stock-based compensation expense	—	—	8,343	—	—	8,343
Other comprehensive income (loss)	—	—	—	(76)	—	(76)
Net income (loss)	—	—	—	—	(38,460)	(38,460)
Balance at June 30, 2023	57,494,185	$1	$903,205	$(198)	$(608,940)	$294,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (continued)

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	Income (Loss)	Deficit	Equity
Six months ended June 30, 2024	Shares	Amount
Balance at December 31, 2023	57,708,613	$1	$952,491	$(105)	$(615,710)	$336,677
Issuance of common stock under equity incentive and employee stock purchase plans	989,254	—	10,371	—	—	10,371
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(20,793)	—	(600)	—	—	(600)
Issuance of common stock upon exercise of Pre-Funded Warrants	84,989		—			—
Stock-based compensation expense	—	—	18,296	—	—	18,296
Other comprehensive income (loss)	—	—	—	(144)	—	(144)
Net income (loss)	—	—	—	—	176,724	176,724
Balance at June 30, 2024	58,762,063	$1	$980,558	$(249)	$(438,986)	$541,324

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	Income (Loss)	Deficit	Equity
Six months ended June 30, 2023	Shares	Amount
Balance at December 31, 2022	49,339,252	$—	$752,722	$(359)	$(536,755)	$215,608
Issuance of common stock pursuant to public offering, net of issuance costs	5,750,000	—	107,790	—	—	107,790
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	1,749,199	1	24,301	—	—	24,302
Issuance of common stock under equity incentive and employee stock purchase plans	687,697	—	3,234	—	—	3,234
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(31,963)	—	(769)	—	—	(769)
Stock-based compensation expense	—	—	15,927	—	—	15,927
Other comprehensive income (loss)	—	—	—	161	—	161
Net income (loss)	—	—	—	—	(72,185)	(72,185)
Balance at June 30, 2023	57,494,185	$1	$903,205	$(198)	$(608,940)	$294,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$176,724	$(72,185)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	18,296	15,927
Operating lease right-of-use asset amortization	1,235	1,168
Depreciation	477	485
Accretion of discount on marketable securities	(3,277)	(2,215)
Other	—	194
Changes in operating assets and liabilities:
Receivable from collaboration partner	9,957	(29)
Prepaid expenses and other assets	(2,925)	2,211
Accounts payable	2,627	933
Payable to collaboration partner	(3)	(59)
Accrued expenses and other payables	(4,229)	(5,661)
Income taxes payable	2,650	—
Deferred revenue	40,880	—
Operating lease liability	(1,219)	(1,354)
Net cash provided by (used in) operating activities	241,193	(60,585)
Cash Flows from Investing Activities
Purchase of marketable securities	(240,627)	(34,122)
Proceeds from maturities of marketable securities	158,849	69,896
Purchases of property and equipment	(270)	(186)
Net cash (used in) provided by investing activities	(82,048)	35,588
Cash Flows from Financing Activities
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	10,371	3,234
Tax withholding payments related to net settlement of restricted stock units	(600)	(769)
Proceeds from public offering of common stock, net of issuance costs	—	107,868
Proceeds from at-the-market offering, net of issuance costs	—	24,302
Net cash provided by financing activities	9,771	134,635
Net increase in cash, cash equivalents and restricted cash	168,916	109,638
Cash, cash equivalents and restricted cash, beginning of period	186,952	125,969
Cash, cash equivalents and restricted cash, end of period	$355,868	$235,607
Supplemental Disclosure of Non-Cash Financing and Investing Information:
Right-of-use asset obtained in exchange for lease obligation	$10,511	$—
Leasehold improvements obtained under tenant improvement allowance	$516	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$275	$61
Issuance costs related to common stock offering included in accrued liabilities and other payables	$—	$78

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.Organization and Description of Business

Protagonist Therapeutics, Inc. (the “Company”) is headquartered in Newark, California. The Company is a biopharmaceutical company with peptide-based new chemical entities rusfertide and JNJ-2113 in advanced stages of clinical development, both derived from the Company’s proprietary technology platform. The Company’s clinical programs fall into two broad categories of diseases: (i) hematology and blood disorders, and (ii) inflammatory and immunomodulatory diseases. The Company has one wholly owned subsidiary, Protagonist Pty Limited (“Protagonist Australia”), located in Brisbane, Queensland, Australia.

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

Liquidity

As of June 30, 2024, the Company had cash, cash equivalents and marketable securities of $595.4 million. The Company has incurred cumulative net losses from inception through June 30, 2024 of $439.0 million. The Company’s ultimate success depends upon the outcome of its research and development and collaboration activities. The Company may incur additional losses in the future and may need to raise additional capital to continue to execute its long-range business plan. Since the Company’s initial public offering in August 2016, it has financed its operations primarily through proceeds from offerings of common stock and payments received under license and collaboration agreements.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the condensed consolidated balance sheet as of June 30, 2024 has been derived from the Company’s unaudited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s condensed consolidated financial statements. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future period.

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

Cash as reported in the condensed consolidated statements of cash flows consisted of (in thousands):

	June 30,
	2024	2023
Cash and cash equivalents	$355,643	$235,382
Restricted cash - noncurrent	225	225
Total cash reported on condensed consolidated statements of cash flows	$355,868	$235,607

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

Stock-based compensation expense associated with RSUs is based on the fair value of the Company’s common stock on the grant date, which equals the closing market price of the Company’s common stock on the grant date. For RSUs, the Company recognizes compensation expense over the vesting period of the awards that are ultimately expected to vest. PSUs allow the recipients of such awards to earn fully vested shares of the Company’s common stock upon the achievement of pre-established performance objectives. Stock-based compensation expense associated with PSUs is based on the fair value of the Company’s common stock on the grant date, which equals the closing market price of the Company’s common stock on the grant date and is recognized when the performance objective is expected to be achieved. The Company evaluates the probability of achieving the performance criteria on a quarterly basis. The cumulative effect on current and prior periods of a change in the estimated number of PSUs expected to be earned is recognized as compensation expense or as reduction of previously recognized compensation expense in the period of the revised estimate.

The Company recognizes forfeitures of stock-based awards as they occur.

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development	$5,097	$4,809	$10,385	$9,391
General and administrative	3,847	3,534	7,911	6,536
Total stock-based compensation expense	$8,944	$8,343	$18,296	$15,927

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

Except as described above, there have been no other material changes to the Company’s significant accounting policies during the six months ended June 30, 2024, as compared to those disclosed in Note 2. Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Recently Issued Accounting Pronouncements Not Yet Adopted as of June 30, 2024

In November 2023, the FASB issued Accounting Standards Update No. 2023-07 Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose incremental segment information on an annual and interim basis. ASU 2023-07 requires public entities with a single reportable segment to provide all the disclosures required by the amendments in ASU 2023-07 and all existing segment disclosures in Segment Reporting (Topic 280). ASU 2023-07 is effective for the Company for fiscal years beginning on January 1, 2024, and interim periods within fiscal years beginning on January 1, 2025. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements or related disclosures.

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

Pursuant to the Takeda Collaboration Agreement, the Company and Takeda are jointly developing and commercializing rusfertide and potentially other specified second-generation injectable hepcidin mimetic compounds (the “Licensed Products”) in the United States (the “Profit-Share Territory”). Takeda is solely and exclusively responsible for the development and commercialization of the Licensed Products in all other countries (the “Takeda Territory”). The Company and Takeda share costs of the development, manufacture and commercialization activities for the Licensed Products in the Profit-Share Territory, provided that (i) the Company leads, and is solely responsible for its costs associated with, completion of the ongoing Phase 3 VERIFY program evaluating rusfertide for the treatment of polycythemia vera (“PV”) as well as associated U.S. regulatory activities; (ii) Takeda leads, and is solely responsible for its costs associated with, pre-commercialization activities related to rusfertide in the Profit-Share Territory; and (iii) Takeda leads commercialization of rusfertide in the Profit-Share Territory, with the Company holding an option to co-detail. Takeda is solely responsible for all costs for the development, manufacture and commercialization of the Licensed Products in the Takeda Territory. The Company granted Takeda a non-transferable, sublicensable, and except for certain specified exceptions, exclusive license to certain intellectual property of the Company to exercise its rights and perform its obligations under the Takeda Collaboration Agreement.

The Company became eligible to receive an upfront payment of $300.0 million upon the effectiveness of the Takeda Collaboration Agreement, which was received in April 2024. In addition, the Company is eligible to receive additional worldwide development, regulatory and commercial milestone payments for rusfertide of up to $330.0 million, and tiered royalties from 10% to 17% on net sales of the Licensed Products in the Takeda Territory. The Company and Takeda also share equally in profits and losses (50% to the Company and 50% to Takeda) for Licensed Products in the Profit-Share Territory. Takeda will book sales of the Licensed Products globally.

The Company has the right to opt-out entirely of profit- and loss-sharing in the Profit-Share Territory for rusfertide and all other Licensed Products (the “Full Opt-out Right”) (i) during the 90-day period beginning 120 days after filing of a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for rusfertide for polycythemia vera (“PV”) (the “Initial Opt-out Period”); and (ii) for convenience without receipt of the Opt-out Payment (as defined below) (generally following the Initial Opt-out Period). In addition, if the Company does not exercise the Full Opt-out Right, the Company may opt-out of any Licensed Product other than rusfertide on a Licensed

Product-by-Licensed Product basis (each, a “Partial Opt-out Right” and either the Full Opt-out Right or a Partial Opt-out right being an “Opt-out Right”). Following the Company’s exercise of an Opt-out Right, the Company has agreed to transition applicable development and commercial activities to Takeda, and Takeda has agreed to assume sole operational and financial responsibility for such activities in the United States.

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

The Company evaluated the Takeda Collaboration Agreement and concluded that it has elements that are within the scope of Topic 606 and Topic 808. As of the effective date of the Takeda Collaboration Agreement, the Company identified two distinct performance obligations: (i) the rusfertide license delivered upon the effectiveness of the Takeda Collaboration Agreement and (ii) certain development services to be provided prior to the Initial Opt-out Period, including the Company’s responsibilities to complete the VERIFY Phase 3 clinical trial in PV and to file an NDA with the FDA upon successful completion of the VERIFY trial and associated manufacturing services.

The Company determined that the initial transaction price totaled $300.0 million, comprised of the upfront payment. The Company has excluded any future estimated milestones or royalties from this transaction price to date, all of which are either currently constrained or subject to the sales-and usage-based royalty exception. As part of the Company’s evaluation of this variable consideration constraint, it determined that the potential payments are contingent upon developmental and regulatory milestones that are uncertain and are highly susceptible to factors outside of its control. The Company allocated $254.1 million of the initial transaction price to the license and $45.9 million to the development services based upon the relative standalone selling price of each performance obligation. The estimate of standalone selling price for the license was determined based using discounted cash flows for the expected development and commercialization of rusfertide and includes assumptions for forecasted revenues, development timelines and expenses, discount rates, and probabilities of technical and regulatory success. The estimate of standalone selling price for the development services was determined based on forecasted costs and expenses over the expected development period. For the license of rusfertide, the Company determined that Takeda could benefit from the license at the time the license was granted and therefore, the related performance obligation was satisfied at a point in time.

The amount allocated to the license, which represents functional intellectual property that was transferred at a point in time, was satisfied upon transfer of the license to Takeda. The amount allocated to development services will be recognized over time based on a measure of the Company’s efforts toward satisfying the performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g., costs incurred compared to total budget). The Company recognized $5.0 million with respect to the period from effective date of the contract through June 30, 2024.

The Company determined that the Takeda Collaboration Agreement met the definition of a collaborative arrangement under Topic 808. Both parties are active participants in directing and carrying out the development of the Licensed Products and both are exposed to the significant risk and rewards related to the commercial success of the

Products. If the Company does not exercise an Opt-out Right (“Company Opt-in”), the Company and Takeda would co-detail the Licensed Products in the U.S. and share in the economic results through a profit-sharing structure. The Company determined that development costs subsequent to the Company Opt-in date are within the scope of Topic 808, which does not provide recognition and measurement guidance. As such, the Company determined that Accounting Standards Codification Topic 730 – Research and Development was appropriate to analogize to based on the cost-sharing provisions of the agreement. The Company concluded that payments to or reimbursements from Takeda related to these services will be accounted for as an increase to or reduction of research and development expense, respectively.

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

Revenue Recognition

For the three months ended June 30, 2024, the Company recognized license and collaboration revenue of $4.2 million related to the Takeda Collaboration Agreement transaction price for development services provided by the Company during the period based on the cost-based input method. For the six months ended June 30, 2024, the Company recognized license and collaboration revenue of $259.1 million related to the Takeda Collaboration Agreement transaction price, including $254.1 million allocated to the rusfertide license delivered to Takeda upon effectiveness of the agreement in March 2024 and $5.0 million for development services provided by the Company during the period based on the cost-based input method.

For the three and six months ended June 30, 2023, no license and collaboration revenue was recognized.

The remaining unrecognized transaction price amount of $40.9 million related to the Takeda Collaboration Agreement was recorded as deferred revenue on the Company’s condensed consolidated balance sheet as of June 30, 2024 and will be recognized over time based on a measure of the Company’s efforts toward satisfying the performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g. costs incurred compared to total budget).

For the three months ended June 30, 2024, the Company recognized $4.2 million of revenue that was included in the deferred revenue liability balance at the beginning of the period. For the six months ended June 30, 2024 and the three and six months ended June 30, 2023, the Company did not recognize revenue from any amounts included in the deferred revenue liability balance at the beginning of each period. None of the costs to obtain or fulfill the contracts were capitalized.

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

The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$110,705	$—	$—	$110,705
Certificates of deposit	—	20,625	—	20,625
U.S. Treasury and agency securities	—	168,176	—	168,176
Commercial paper	—	231,658	—	231,658
Corporate debt securities	—	56,628	—	56,628
Total financial assets	$110,705	$477,087	$—	$587,792

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$19,212	$—	$—	$19,212
Certificates of deposit	—	13,004	—	13,004
U.S. Treasury and agency securities	—	145,085	—	145,085
Commercial paper	—	130,296	—	130,296
Corporate debt securities	—	7,672	—	7,672
Total financial assets	$19,212	$296,057	$—	$315,269

The Company’s certificates of deposit, U.S. Treasury and agency securities, including U.S. Treasury bills, commercial paper and corporate debt securities are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques, for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

The carrying amount of the Company’s remaining financial assets and liabilities, including cash, receivables and payables, approximates their fair value due to their short-term nature.

Note 5. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following (in thousands):

	June 30, 2024
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$110,705	$—	$—	$110,705
Certificates of deposit	20,622	7	(4)	20,625
U.S. Treasury and agency securities	168,160	37	(21)	168,176
Commercial paper	231,791	—	(133)	231,658
Corporate debt securities	56,652	10	(34)	56,628
Total cash equivalents and marketable securities	$587,930	$54	$(192)	$587,792
Classified as:
Cash equivalents				$347,991
Marketable securities - current				208,354
Marketable securities - noncurrent				31,447
Total cash equivalents and marketable securities				$587,792

	December 31, 2023
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$19,212	$—	$—	$19,212
Certificates of deposit	12,998	6	—	13,004
U.S. Treasury and agency securities	145,024	63	(2)	145,085
Commercial paper	130,351	5	(60)	130,296
Corporate debt securities	7,678	—	(6)	7,672
Total cash equivalents and marketable securities	$315,263	$74	$(68)	$315,269
Classified as:
Cash equivalents				$160,379
Marketable securities				154,890
Total cash equivalents and marketable securities				$315,269

All of the Company’s marketable securities are classified as available-for-sale. Marketable securities of $208.4 million and $154.9 million held as of June 30, 2024 and December 31, 2023, respectively, had contractual maturities of less than one year. Marketable securities of $31.4 million held as of June 30, 2024 had contractual maturities of at least one year but no more than two years. The Company does not intend to sell its securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be at maturity. There were no material realized gains or realized losses on marketable securities for the periods presented. The Company evaluated securities with unrealized losses to determine whether such losses, if any, were due to credit-related factors and determined that there were no credit-related losses to be recognized as of June 30, 2024.

Note 6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid clinical and research related expenses	$2,872	$649
Prepaid insurance	880	1,410
Prepaid licenses	731	529
Other prepaid expenses	1,075	1,040
Other receivable	1,327	332
Prepaid expenses and other current assets	$6,885	$3,960

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Laboratory equipment	$5,625	$5,323
Furniture and computer equipment	1,316	1,143
Leasehold improvements	1,536	963
Total property and equipment	8,477	7,429
Accumulated depreciation	(6,697)	(6,234)
Property and equipment, net	$1,780	$1,195

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued clinical and research related expenses	$8,821	$11,841
Accrued employee related expenses	5,446	6,786
Accrued professional service fees	796	632
Other	112	99
Total accrued expenses and other payables	$15,175	$19,358

Note 7. Lease

The Company applies Accounting Standards Codification Topic 842 -- Leases to recognize leases with terms of more than 12 months on the balance sheet. The Company has elected to account for each separate lease component and non-lease components as one single component for all lease assets. Leases with terms of 12 months or less are not recorded on the balance sheet, and the related lease expenses are recognized on a straight-line basis over the lease term.

On May 6, 2024, the Company amended its facility lease agreement dated as of March 6, 2017 (the “Amended Lease”) to extend the lease term for its existing office and laboratory space from one to 66 months and lease 17,698 rentable square feet of additional office space, all located in Newark, California. The Company will begin operations in the additional space under the Amended Lease on July 1, 2024. The Amended Lease, which expires in November 2029, provides for an agreed-upon period of rent abatement and a tenant improvement allowance of $1.8 million. No additional security deposit was required pursuant to the Amended Lease, and the Company is responsible for its proportional share of operating expenses and tax obligations. As a result of this amendment, the Company recorded an initial right-of-use asset and related liability of $10.5 million.

Balance sheet information related to the Company’s operating lease consisted of the following (dollars in thousands):

	June 30,	December 31,
Operating Leases:	2024	2023
Operating lease right-of-use asset	$10,252	$954

Operating lease liability - current	$—	$1,141
Operating lease liability - noncurrent	10,971	—
Total operating lease liabilities	$10,971	$1,141

Weighted-average remaining lease term (years)	5.4	0.4
Weighted-average discount rate	5.7%	10.4%

The tenant improvement allowance under the Amended Lease represents a fixed amount that the Company is reasonably certain to use. As such, it is reflected in the determination of the operating lease liability as of the lease commencement date.

Other information related to the Company’s operating lease consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease cost	$738	$584	$1,321	$1,167
Short-term rent expense	51	—	51	—
Less: Sublease income	—	(34)	(34)	(79)
Total lease expense	$789	$550	$1,338	$1,088

Supplemental cash flow information consisted of the following (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Operating cash flow used by operating leases	$(1,219)	$(1,354)
New operating lease asset obtained in exchange for operating lease liability	$10,511	$—

Future minimum lease payments required under lease obligations as of June 30, 2024 consisted of the following (in thousands):

Year Ending December 31:	Amount
Remainder of 2024	$446
2025	1,121
2026	2,785
2027	2,882
2028	2,983
Thereafter	2,825
Total future minimum lease payments	13,042
Less: Imputed interest	(2,071)
Present value of lease liabilities	$10,971

Note 8. Stockholders’ Equity

Shares of Common Stock Authorized for Issuance

At the Company’s 2024 Annual Meeting of Stockholders held on June 20, 2024, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to increase the number of authorized shares of the Company’s common stock from 90,000,000 to 180,000,000, which also has the effect of increasing the total number of authorized shares from 100,000,000 to 190,000,000 (the “Amendment”). On June 21, 2024, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Amendment, which became effective immediately upon such filing.

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

ATM Offering

In August 2022, the Company entered into an Open Market Sale AgreementSM , pursuant to which the Company may offer and sell up to $100.0 million shares of common stock from time to time in “at-the-market” offerings (the “2022 ATM Facility”). There were no sales of the Company’s common stock under the 2022 ATM Facility during the three and six months ended June 30, 2024. During the three months ended March 31, 2023, the Company sold 1,749,199 shares of its common stock under the 2022 ATM Facility for net proceeds of $24.3 million, after deducting issuance costs. There were no sales of the Company’s common stock under the 2022 ATM Facility during the three months ended June 30, 2023.

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

In August 2023, prior to the expiration of the Warrants, the Company entered into certain agreements with the Investors and their affiliates under which the Company agreed to allow the Warrants to be exercised in exchange for pre-funded warrants representing the same number of Warrant Shares underlying the Warrants with an exercise price of $0.001 per share (the “Pre-Funded Warrants”). Subsequent to the execution of the agreements and prior to the expiration of the Warrants, all outstanding Warrants were exercised for gross proceeds of $34.4 million in exchange for 44,748 shares of the Company’s common stock and Pre-Funded Warrants to purchase 2,705,252 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Pre-Funded Warrants) with an exercise price of $0.001 per share. The Pre-Funded Warrants will expire upon the day they are exercised in full. The Pre-Funded Warrants are exercisable at any time prior to expiration except that the Pre-Funded Warrants cannot be exercised by the Investors if, after giving effect thereto, the Investors would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. The common stock and Pre-Funded Warrants met the criteria for equity classification and the net proceeds from the transaction were recorded as a credit to additional paid-in capital. In accordance with Accounting Standards Codification Topic 260, Earnings Per Share, outstanding Pre-Funded Warrants are included in the computation of basic net loss per share because the exercise price is negligible, and they are fully vested and exercisable after the original issuance date. During the three and six months ended June 30, 2024, Pre-Funded Warrants to purchase 84,992 shares were net exercised, resulting in the issuance of 84,989 shares of common stock. As of June 30, 2024, Pre-Funded Warrants to purchase 2,620,260 shares were outstanding.

Note 9. Income Taxes

The Company recorded an income tax benefit of $0.7 million and income tax expense of $2.7 million for the three and six months ended June 30, 2024, respectively. No income tax provision was recorded for the three and six months ended June 30, 2023. The primary difference in tax expense as compared to the prior year is a result of taxable income for the six months ended June 30, 2024 resulting from the recognition of revenue in connection with the Takeda Collaboration Agreement. The tax provision for the three and six months ended June 30, 2024 was determined using an estimated annual effective tax rate, adjusted for discrete items, if any.

Based on the available objective evidence during the three and six months ended June 30, 2024, the Company believes it is more likely than not that its net deferred tax assets may not be realized. The primary difference between the effective tax rate and the statutory tax rate relates to the Company’s change in valuation allowance.

Note 10. Net Income (Loss) per Share

The computation of basic net income (loss) per share of common stock is based on the weighted-average number of shares of common stock outstanding during each period. The computation of diluted net income (loss) per share of common stock is based on the weighted-average number of shares of common stock outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, RSUs, PSUs, the Company’s employee stock purchase plan (“ESPP”), and warrants. In accordance with Accounting Standards Codification Topic 260, Earnings Per Share, 2,620,260 outstanding Pre-Funded Warrants were included in the computation of weighted-average shares of common stock, basic for the three and six months ended June 30, 2024 because the exercise price is negligible, and they are fully vested and exercisable after the original issuance date.

In periods when the Company has net income, the dilutive effect of all potentially outstanding shares is computed using the treasury stock method. In periods in which the Company reports a net loss, all common stock equivalents are deemed anti-dilutive such that basic net loss per share of common stock and diluted net loss per share of common stock are equal.

The following table reconciles the numerator and denominator used to calculate diluted net income (loss) per share of common stock (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$(30,616)	$(38,460)	$176,724	$(72,185)
Denominator:
Weighted-average shares of common stock, basic	61,305,289	56,775,742	61,080,489	53,691,965
Dilutive effect of common stock equivalents	—	—	2,829,144	—
Weighted-average shares of common stock, dilutive	61,305,289	56,775,742	63,909,633	53,691,965
Net income (loss) per share of common stock
Basic net income (loss) per share of common stock	$(0.50)	$(0.68)	$2.89	$(1.34)
Diluted net income (loss) per share of common stock	$(0.50)	$(0.68)	$2.77	$(1.34)

Approximately 9.9 million potentially dilutive shares of common stock (consisting of shares subject to outstanding stock options, RSUs, PSUs, and under the ESPP) were excluded from the diluted net loss per share of common stock computation for the three months ended June 30, 2024 due to the Company’s net loss for the period. Approximately 3.4 million potentially dilutive shares of common stock (consisting of shares subject to outstanding stock options, RSUs, and under the ESPP) were excluded from the diluted net income per share of common stock computations for the six months ended June 30, 2024 because their effect was anti-dilutive. Approximately 11.7 million potentially dilutive shares of common stock (consisting of shares subject to outstanding stock options, RSUs, PSUs, under the ESPP and warrants) were excluded from the diluted net loss per share of common stock computations for the three and six months ended June 30, 2023 due to the Company’s net loss for these periods.

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

Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, expectations, plans or intentions relating to clinical development, product candidates, the regulatory approval process, products and markets, and business trends and other information referred to under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. These statements are subject to substantial known and unknown risks, uncertainties and other factors that may cause our actual results, outcomes, performance or achievements, or the timing of such results, outcomes, performance or achievements, to be materially different from any results, outcomes, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “assumes,” “believes,” “commitments,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” “will,” “would,” “seeks” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors, including, among other things, the potential for our programs; the timing, initiation, progress and expected results of our clinical trials and research and development programs, including enrollment, data, costs and regulatory submissions; our cash runway; our ability to advance product candidates into, and successfully complete, nonclinical studies and clinical trials; the potential for eventual regulatory approval and commercialization of our product candidates; the commercialization of our product candidates, if approved; our ability and the potential to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved; the pricing, coverage, and reimbursement of our product candidates, if approved; our potential receipt of milestone payments and royalties under our collaboration agreements; future operating results; our ability to generate sales, income or cash flow; our estimates regarding expenses, capital requirements, and needs for additional financing and our ability to obtain additional capital; our ability to retain the continued service of our key executives and to identify, hire, and retain additional qualified professionals, the impact of any future outbreaks of disease, epidemics and pandemics; ongoing military conflicts, including between Ukraine and Russia and in Israel and surrounding areas; rising tensions between China and Taiwan; developments relating to our competitors and our industry, including competing product candidates and therapies; inflationary pressure and the availability of credit. Forward-looking statements involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those risks, uncertainties and assumptions discussed in Part II, Item 1A, of this Quarterly Report. These statements are based on information available to us as of the date of this Quarterly Report and, while we believe such information provides a reasonable basis for these statements, the information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future developments, changes in assumptions or otherwise. “Protagonist,” the Protagonist logo and other trademarks, service marks and trade names of Protagonist are registered and unregistered marks of Protagonist Therapeutics, Inc. in the United States and other jurisdictions.

Overview

We are a biopharmaceutical company with peptide-based new chemical entities rusfertide and JNJ-2113 in advanced stages of development, both derived from our proprietary discovery technology platform. Our clinical programs fall into two broad categories of diseases: (i) hematology and blood disorders, and (ii) inflammatory and immunomodulatory (“I&I”) diseases.

Our Product Pipeline

Rusfertide

Rusfertide, our injectable hepcidin mimetic partnered with Takeda Pharmaceuticals USA, Inc. (“Takeda”), is in development for the treatment of polycythemia vera (“PV”). We have initiated VERIFY (ClinicalTrials.gov identifier NCT05210790), a global double-blind, placebo-controlled Phase 3 clinical trial of rusfertide in PV for approximately 250 patients. The trial evaluates the efficacy, symptom burden and safety of once-weekly, subcutaneously self-administered rusfertide in patients with uncontrolled hematocrit who are phlebotomy dependent despite standard of care treatment. The trial enrolled patients across North and South America, Europe, Asia and Australia. Enrollment for the VERIFY trial has been completed and we expect to announce top-line data for the trial’s 32-week primary efficacy endpoint in the first quarter of 2025, potentially leading to a New Drug Application (“NDA”) filing in the fourth quarter of 2025. By the end of 2024, we expect to receive the results of our ongoing two-year study evaluating the carcinogenicity potential of rusfertide when administered once weekly to rats.

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

Data from the REVIVE trial presented at the European Hematology Association (“EHA”) Congress in June 2023 suggested that rusfertide treatment results in highly statistically significant reduction in the need for therapeutic phlebotomy in phlebotomy-dependent patients, leading to rapid, sustained and durable control of hematocrit levels below 45%. Rusfertide was well tolerated, with localized injection site reactions comprising the majority of adverse events.

Long-term follow up data from the REVIVE trial presented at the American Society of Hematology Annual Meeting in December 2023 showed durable hematocrit control, decreased phlebotomy use, long-term tolerability, and no new safety signals in patients with PV. An analysis of the PACIFIC Phase 2 trial was also presented that indicated rusfertide improves markers of iron deficiency in patients with PV. In addition, data was presented regarding the prevalence of thromboembolic events and secondary cancers in PV patients not treated with rusfertide. In February 2024, the full Phase 2 REVIVE trial results, including efficacy and safety data, were published in the New England Journal of Medicine. Updated long-term results from the REVIVE trial presented at the EHA Congress in June 2024 continued to show a durable positive effect on PV symptomology and other benefits including iron deficiency as well as an encouraging safety profile.

In January 2024, we entered into a worldwide license and collaboration agreement with Takeda for the development and commercialization of rusfertide (the “Takeda Collaboration Agreement”). Under the terms of the agreement, we earned a nonrefundable upfront payment of $300.0 million upon effectiveness of the agreement in March 2024, which we received in April 2024. We are eligible to receive additional worldwide development, regulatory and commercial milestone payments for rusfertide of up to $330 million, inclusive of the following potential upcoming milestones:

●	$25.0 million upon successful achievement of the primary endpoint in the Phase 3 VERIFY trial for rusfertide in PV; and
●	$50.0 million upon U.S. Food and Drug Administration (the “FDA”) approval of NDA for rusfertide in PV (or $75.0 million if we exercise our full right to opt-out of the 50:50 U.S. profit and loss sharing arrangement).

We are also eligible to receive tiered royalties from 10% to 17% on ex-U.S. net sales of rusfertide and other specified second-generation injectable hepcidin memetic compounds (the “Licensed Products”). We and Takeda also share equally in profits and losses (50% to us and 50% to Takeda of the Licensed Products in the United States). See Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for further details related to the agreement, including our right to opt-out of the 50:50 U.S. profit and loss sharing arrangement.

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

JNJ has initiated the following JNJ-2113 trials:

●	ICONIC-LEAD (NCT06095115) – A 684-patient randomized, controlled Phase 3 trial to evaluate the safety and efficacy of JNJ-2113 compared with placebo in participants with moderate-to-severe plaque psoriasis, with PASI-90 (90% improvement in skin lesions as measured by the Psoriasis Area and Severity Index (“PASI”)) and Investigator’s Global Assessment (“IGA”) score of 0 (clear) or 1 (almost clear) as co-primary endpoints;
●	ICONIC-TOTAL (NCT06095102) – A 311-patient randomized, controlled Phase 3 trial to evaluate the efficacy and safety of JNJ-2113 compared with placebo for the treatment of plaque psoriasis in participants with at least moderate severity affecting special areas (scalp, genital, and/or palms of the hands and soles of the feet) with overall IGA score of 0 or 1 as the primary endpoint;
●	ICONIC ADVANCE 1 (NCT06143878) – A 774-patient randomized, controlled Phase 3 trial to evaluate the effectiveness of JNJ-2113 in participants with moderate-to-severe plaque psoriasis compared to placebo and Sotyktu (“deucravacitinib”). The trial’s primary co-endpoints are PASI-90 and IGA score of 0 or 1;
●	ICONIC ADVANCE 2 (NCT06220604) – A 543-patient Phase 3 trial similarly designed to ICONIC ADVANCE 1;
●	Pustular/Erythrodermic Psoriasis (NCT06295692) – A 16-patient open label Phase 3 trial to evaluate the effectiveness of JN-2113 in participants with pustular or erythrodermic psoriasis; and
●	ANTHEM-UC (NCT06049017) – A 252-patient Phase 2b randomized, controlled trial to evaluate the safety and effectiveness of JNJ-2113 compared with placebo in participants with moderate-to-severely active ulcerative colitis (“UC”).

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

At JNJ’s Enterprise Business Review in December 2023, JNJ highlighted JNJ-2113 as a potential first- and best-in class targeted oral IL-23 peptide antagonist with potential across multiple indications, including plaque psoriasis, psoriatic arthritis and inflammatory bowel disease, with potential peak year sales projection of $5.0 billion plus. JNJ IL-23 monoclonal antibody drugs Stelara and Tremfya generated approximately $14.0 billion in revenues in 2023.

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

Discovery Platform

Our clinical assets are all derived from our proprietary discovery platform. Our platform enables us to engineer novel, structurally constrained peptides that are designed to retain key advantages of both orally delivered small molecules and injectable antibody drugs while overcoming many of their limitations as therapeutic agents. Importantly, constrained peptides can be designed to potentially alleviate the fundamental instability inherent in traditional peptides to allow different delivery forms, such as oral, subcutaneous, intravenous, and rectal. Our discovery pipeline has strategically focused on i) hematology and blood disorders, ii) I&I diseases and iii) metabolic diseases, including obesity.

We have a pre-clinical stage program to identify an orally active hepcidin mimetic or small molecule ferropotin blocker, which we believe to be complementary to the injectable rusfertide for offering the best treatment options for PV and other potential erythropoietic and iron imbalance disorders.

In January 2024, we announced a new oral Interleukin-17 (“IL-17”) peptide antagonist program targeting three IL-17 dimers (IL-17 AA, AF and FF) which may offer potential treatment options for hidradenitis suppurativa, spondyloarthritis, plaque psoriasis and psoriatic arthritis. We expect to nominate a development candidate ready for Investigational New Drug (“IND”) enabling studies by the end of 2024. We recently announced an oral peptide-based program for obesity and expect progression towards a development candidate by mid-2025.

Risks and Uncertainties

We describe the respective risks, uncertainties and assumptions that could affect our business, financial condition or results of operations in Part II, Item 1A. “Risk Factors” herein.

Operations

We have incurred cumulative net losses from inception through June 30, 2024 of $439.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research and development expenses and other expenses related to our ongoing operations, product development, and pre-commercialization activities. As a result, we may incur losses in the future as we continue the development of, and seek regulatory approval for, our product candidates.

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

Whenever we determine that goods or services promised in a contract should be accounted for as a combined performance obligation over time, we determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue is recognized using either the proportional performance method or on a straight-line basis if efforts will be expended evenly over time. Costs incurred or labor hours are typically used as the measure of performance. Management’s judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete our performance obligations. If we determine that the performance obligation is satisfied over time, any upfront payment received is initially recorded as deferred revenue on our consolidated balance sheets.

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

There have been no other material changes to our critical accounting policies during the six months ended June 30, 2024, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for the year ended December 31, 2023 filed with the SEC on February 27, 2024.

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

Research and development expenses consist primarily of the following:

●	expenses incurred under agreements with clinical trial sites that conduct research and development activities on our behalf;
●	employee-related expenses, which include salaries, benefits and stock-based compensation;
●	laboratory vendor expenses related to the preparation and conduct of pre-clinical and non-clinical studies and clinical trials;
●	costs related to production of clinical supplies and non-clinical materials, including fees paid to contract manufacturers;
●	license fees and milestone payments under license and collaboration agreements; and
●	facilities and other allocated expenses, which include expenses for rent and maintenance of facilities, information technology, depreciation and amortization expense and administrative and other supplies.

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

We expect our research and development expenses to increase in the near term as compared to the prior year period as we continue to focus our resources on (i) progressing our rusfertide program into later stage clinical trials and preparing for commercialization and (ii) advancing our pre-clinical and drug discovery research programs, including our expected nomination of a development candidate from our discovery platform for IND-enabling studies by the end of 2024. The process of conducting research, identifying potential product candidates, conducting pre-clinical studies and clinical trials necessary to obtain regulatory approval, and commencing pre-commercialization activities is costly and time intensive. We may never succeed in achieving marketing approval for our product candidates regardless of our costs and efforts. The probability of success of our product candidates may be affected by numerous factors, including pre-clinical data, clinical data, competition, manufacturing capability, our cost of goods to be sold, our ability to receive, and the timing of, regulatory approvals, market conditions, and our ability to successfully commercialize our products if they are approved for marketing. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. Our research and development programs are subject to change from time to time as we evaluate our priorities and available resources.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

	Three Months Ended
	June 30,		Dollar	%
	2024	2023	Change	Change

	(Dollars in thousands)
License and collaboration revenue	$4,167	$—	$4,167	*
Operating expenses:
Research and development (1)	33,520	33,182	338	1
General and administrative (2)	9,440	9,172	268	3
Total operating expenses	42,960	42,354	606	1
Loss from operations	(38,793)	(42,354)	3,561	(8)
Interest income	7,404	3,913	3,491	89
Other income (expense), net	97	(19)	116	*
Loss before income tax benefit	(31,292)	(38,460)	7,168	(19)
Income tax benefit	676	—	676	*
Net loss	$(30,616)	$(38,460)	$7,844	(20)

*Percentage not meaningful.

(1)	Includes $5.1 million and $4.8 million of non-cash stock-based compensation expense for the three months ended June 30, 2024 and 2023, respectively.
(2)	Includes $3.8 million and $3.5 million of non-cash stock-based compensation expense for the three months ended June 30, 2024 and 2023, respectively.

License and Collaboration Revenue

License and collaboration revenue increased from $0 for the three months ended June 30, 2023 to $4.2 million for the three months ended June 30, 2024. Revenue for the three months ended June 30, 2024 included $4.2 million of the $300.0 million transaction price for the Takeda Collaboration Agreement allocated to development services provided by us during the period based on the cost-based input method. For the three months ended June 30, 2023, we did not recognize any license and collaboration revenue.

Research and Development Expenses

	Three Months Ended
	June 30,		Dollar	%
	2024	2023	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide	$23,862	$27,851	$(3,989)	(14)
Clinical and development expense — PN-943	(6)	235	(241)	*
Clinical and development expense — other	33	(10)	43	*
Pre-clinical and drug discovery research expense	9,631	5,106	4,525	89
Total research and development expenses	$33,520	$33,182	$338	1

Research and development expenses increased $0.3 million, or 1%, from $33.2 million for the three months ended June 30, 2023 to $33.5 million for the three months ended June 30, 2024. The increase was primarily due to (i) an increase of $4.5 million in pre-clinical and drug discovery research program expense partially offset by (ii) a decrease of $4.0 million in rusfertide clinical and development expense due primarily to decreases in contract manufacturing expenses and (iii) a decrease of $0.2 million in expenses for the PN-943 program as further development work was de-prioritized in 2023. We expect to nominate a development candidate from our discovery platform ready for IND-enabling studies by the end of 2024.

We had 97 and 81 full-time equivalent research and development employees as of June 30, 2024 and 2023, respectively. Research and development personnel-related expenses for the three months ended June 30, 2024 increased by $1.3 million as compared to the three months ended June 30, 2023, including increases of $1.0 million in personnel-related expenses and $0.3 million in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased $0.3 million, or 3%, from $9.1 million for the three months ended June 30, 2023 to $9.4 million for the three months ended June 30, 2024. This increase was primarily due to a $0.7 million increase in personnel-related expenses and a $0.3 million increase in stock-based compensation expense, partially offset by a $0.7 million decrease in market research, legal and other general expenses.

We had 28 and 25 full-time equivalent general and administrative employees as of June 30, 2024 and 2023, respectively.

Interest Income

Interest income increased $3.5 million, or 89%, from $3.9 million for the three months ended June 30, 2023 to $7.4 million for the three months ended June 30, 2024. This increase was due primarily to higher invested balances, including the $300.0 million upfront payment received under the Takeda Collaboration Agreement in April 2024.

Income Tax Benefit

Income tax benefit was $0.7 million and $0 for the three months ended June 30, 2024 and 2023, respectively. Income tax benefit for the three months ended June 30, 2024 was a result of our net loss position for the period. The effective tax rate was 2.16% and 0% for the three months ended June 30, 2024 and 2023, respectively.

Comparison of the Six Months Ended June 30, 2024 and 2023

	Six Months Ended
	June 30,		Dollar	%
	2024	2023	Change	Change

	(Dollars in thousands)
License and collaboration revenue	$259,120	$—	$259,120	*
Operating expenses:
Research and development (1)	67,254	60,598	6,656	11
General and administrative (2)	24,350	17,777	6,573	37
Total operating expenses	91,604	78,375	13,229	17
Income (loss) from operations	167,516	(78,375)	245,891	*
Interest income	11,780	6,404	5,376	84
Other income (expense), net	78	(214)	292	*
Income (loss) before income tax expense	179,374	(72,185)	251,559	*
Income tax expense	(2,650)	—	(2,650)	*
Net income (loss)	$176,724	$(72,185)	$248,909	*

*Percentage not meaningful.

(3)	Includes $10.4 million and $9.4 million of non-cash stock-based compensation expense for the six months ended June 30, 2024 and 2023, respectively.
(4)	Includes $7.9 million and $6.5 million of non-cash stock-based compensation expense for the six months ended June 30, 2024 and 2023, respectively.

License and Collaboration Revenue

License and collaboration revenue increased from $0 for the six months ended June 30, 2023 to $259.1 million for the six months ended June 30, 2024. The Takeda Collaboration Agreement included a nonrefundable upfront payment of $300.0 million, of which we recognized $255.0 million during the three months ended March 31, 2024. The remaining $45.0 million was recorded as deferred revenue to be recognized over time as the Company satisfies its performance obligation to complete the ongoing Phase 3 VERIFY trial for rusfertide.

License and collaboration revenue for the six months ended June 30, 2024 of $259.1 million included $254.1 million of the $300.0 million upfront cash payment allocated to the delivery of the rusfertide license to Takeda upon effectiveness of the agreement in March 2024, and $5.0 million allocated to development services provided by us during the period based on the cost input method. For the six months ended June 30, 2023, we did not recognize any license and collaboration revenue.

Research and Development Expenses

	Six Months Ended
	June 30,		Dollar	%
	2024	2023	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide	$48,375	$49,482	$(1,107)	(2)
Clinical and development expense — PN-943	93	1,194	(1,101)	(92)
Clinical and development expense — other	84	41	43	105
Preclinical and drug discovery research expense	18,702	9,881	8,821	89
Total research and development expenses	$67,254	$60,598	$6,656	11

Research and development expenses increased $6.7 million, or 11%, from $60.6 million for the six months ended June 30, 2023 to $67.3 million for the six months ended June 30, 2024. The increase was primarily due to (i) an increase of $8.8 million in pre-clinical and drug discovery research program expense partially offset by (ii) a decrease of $1.1 million in rusfertide clinical and development expense due primarily to decreases in contract manufacturing expenses and (iii) a decrease of $1.1 million in expenses for the PN-943 program as further development work was de-prioritized in 2023. We expect to nominate a development candidate from our discovery platform for IND-enabling studies by the end of 2024.

We had 97 and 81 full-time equivalent research and development employees as of June 30, 2024 and 2023, respectively. Research and development personnel-related expenses for the six months ended June 30, 2024 increased by $3.9 million as compared to the six months ended June 30, 2023, including increases of $2.9 million in personnel-related expenses and $1.0 million in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased $6.6 million, or 37%, from $17.8 million for the six months ended June 30, 2023 to $24.4 million for the six months ended June 30, 2024. This increase was primarily due to a $4.6 million increase in advisory and legal fees related to the Takeda Collaboration Agreement, a $1.6 million increase in personnel-related expenses and a $1.4 million increase in stock-based compensation expense, partially offset by a $1.0 million decrease in market research, consulting and outside services and other general expenses.

We had 28 and 25 full-time equivalent general and administrative employees as of June 30, 2024 and 2023, respectively.

Interest Income

Interest income increased $5.4 million, or 84%, from $6.4 million for the six months ended June 30, 2023 to $11.8 million for the six months ended June 30, 2024. This increase was due primarily to higher invested balances, including the $300.0 million upfront payment received under the Takeda Collaboration Agreement in April 2024.

Income Tax Expense

Income tax expense was $2.7 million and $0 for the six months ended June 30, 2024 and 2023, respectively. Income tax expense for the six months ended June 30, 2024 was a result of taxable income from the recognition of revenue in connection with the Takeda Collaboration Agreement. The effective tax rate was 1.48% and 0% for the six months ended June 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

Sources of Liquidity

We had $595.4 million and $341.6 million in cash, cash equivalents and marketable securities at June 30, 2024 and December 31, 2023, respectively. Historically, we have funded our operations primarily from net proceeds from the sale of shares of our common stock and the receipt of payments under collaboration agreements.

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

In August 2022, we entered into an Open Market Sale AgreementSM, pursuant to which we may offer and sell up to $100.0 million shares of our common stock from time to time in “at-the-market” offerings (the “2022 ATM Facility”). There were no sales of our common stock under the 2022 ATM Facility during the three and six months ended June 30, 2024. During the three months ended March 31, 2023, we sold 1,749,199 shares of our common stock under the 2022 ATM Facility for net proceeds of $24.3 million, after deducting issuance costs. There were no sales of our common stock under the 2022 ATM Facility during the three months ended June 30, 2023.

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

In August 2023, prior to the expiration of the Warrants, we entered into certain agreements with the Investors and their affiliates under which we agreed to allow the Warrants to be exercised in exchange for pre-funded warrants representing the same number of Warrant Shares underlying the Warrants with an exercise price of $0.001 per share (the “Pre-Funded Warrants”). Subsequent to the execution of the agreements and prior to the expiration of the Warrants, all outstanding Warrants were exercised for gross proceeds of $34.4 million in exchange for 44,748 shares of our common stock and Pre-Funded Warrants to purchase 2,705,252 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Pre-Funded Warrants) with an exercise price of $0.001 per share. The Pre-Funded Warrants will expire upon the day they are exercised in full. The Pre-Funded Warrants are exercisable at any time prior to expiration except that the Pre-Funded Warrants cannot be exercised by the Investors if, after giving effect thereto, the Investors would beneficially own more than 9.99% of our common stock, subject to certain exceptions. The common stock and Pre-Funded Warrants were recorded as a credit to additional paid-in capital. In accordance with Accounting Standards Codification Topic 260, Earnings Per Share, outstanding Pre-Funded Warrants are included in the computation of basic net loss per share because the exercise price is negligible, and they are fully vested and exercisable after the original issuance date. During the three and six months ended June 30, 2024, Pre-Funded Warrants to purchase 84,992 shares were net exercised, resulting in the issuance of 84,989 shares of common stock. As of June 30, 2024, Pre-Funded Warrants to purchase 2,620,260 were outstanding.

Receipt of Payments Under Collaboration Agreements

In March 2024, we earned a $300.0 million upfront payment from Takeda upon the closing of the Takeda Collaboration Agreement, which we received in April 2024.

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

Under the JNJ License and Collaboration Agreement, we earned a $50.0 million milestone payment upon the dosing of the third patient in the ICONIC-TOTAL Phase 3 trial in late October 2023, which we received in December 2023. We earned a $10.0 million milestone payment upon the dosing of the third patient in the ANTHEM Phase 2b trial in UC in December 2023, which we received in January 2024. We have earned a total of $172.5 million in non-refundable payments from JNJ from the inception of the JNJ License and Collaboration Agreement in 2017 through June 30, 2024. We have also received payments for services provided under the collaboration agreement, and we may make in-kind payment reimbursements to JNJ for certain costs they have incurred pursuant to the cost sharing terms of the agreement.

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

Capital Requirements

As of June 30, 2024, we had $595.4 million of cash, cash equivalents and marketable securities and an accumulated deficit of $439.0 million. Our capital expenditures were $0.3 million and $0.6 million for the six months ended June 30, 2024 and the year ended December 31, 2023, respectively. Our primary uses of cash are to fund our operating expenses, including our research and development expenditures and general and administrative costs. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months from the date of this Quarterly Report based on current operating plans and financial forecasts.

We may require additional funding to advance our early discovery pipeline and to develop, acquire, or in-license other potential product candidates. Our future funding requirements will depend on many factors, including:

●	the progress, timing, scope, results and costs of advancing our clinical trials for our product candidates, including the ability to enroll patients in a timely manner for our clinical trials;
●	the costs of and our ability to obtain clinical and commercial supplies for our current product candidates and any other product candidates we may identify and develop;
●	our ability to successfully commercialize our current product candidates and any other product candidates we may identify and develop;
●	the success of our existing or future collaboration with third parties;
●	the selling and marketing costs associated with our current product candidates and any other product candidates we may identify and develop, including the costs and timing of expanding our sales and marketing capabilities;
●	the achievement of development, regulatory and sales milestones resulting in payments to us from JNJ under the JNJ License and Collaboration Agreement, Takeda under the Takeda Collaboration Agreement, or other such arrangements that we may enter into, and the timing of receipt of such payments, if any;
●	the timing, receipt and amount of royalties from JNJ under the JNJ License and Collaboration Agreement or Takeda under the Takeda Collaboration Agreement upon regulatory approval or clearance, if any;
●	the amount and timing of sales and other revenues from our current product candidates and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;
●	the cash requirements of any future acquisitions or discoveries of product candidates;
●	the time and costs necessary to respond to technological and market developments; and
●	the extent to which we may acquire or in-license other product candidates and technologies.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2024	2023

Condensed Consolidated Statements of Cash Flows Data:	(Dollars in thousands)
Cash provided by (used) in operating activities	$241,193	$(60,585)
Cash (used in) provided by investing activities	$(82,048)	$35,588
Cash provided by financing activities	$9,771	$134,635
Stock-based compensation	$18,296	$15,927

Cash Provided by (Used in) Operating Activities

Cash provided by operating activities for the six months ended June 30, 2024 was $241.2 million and consisted primarily of our net income of $176.7 million, $18.3 million of stock-based compensation and a change of $47.7 million in net operating assets and liabilities. The change in net operating assets and liabilities was driven primarily by a change of $40.9 million in deferred revenue related to the Takeda Collaboration Agreement and a change of $10.0 million in receivable from collaboration partner related to a milestone payment under the Janssen License and Collaboration Agreement, which we received in January 2024. The $301.8 million increase in cash provided by operating activities during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to the receipt of a $300.0 million upfront payment which we earned upon the effectiveness of the Takeda Collaboration Agreement.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities for the six months ended June 30, 2024 was $82.0 million and consisted primarily of purchases of marketable securities of $240.6 million, partially offset by proceeds from maturities of marketable securities of $158.8 million. The $117.6 million increase in cash used in investing activities for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily related to the investment of a portion of the $300.0 million upfront payment we earned upon the effectiveness of the Takeda Collaboration Agreement.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2024 was $9.8 million and consisted primarily of net cash proceeds of $10.4 million from the issuance of common stock upon exercises of stock options and purchases of stock under our employee stock purchase plan (“ESPP”), partially offset by $0.6 million in tax withholding payments related to net settlement of restricted stock units. The $124.9 million decrease in cash provided by financing activities for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to $107.9 million of proceeds received from a public offering of our common stock in April 2023 and a $24.3 million decrease in ATM sales of our common stock, partially offset by a $7.1 million increase in proceeds from the issuance of common stock upon exercise of options and purchases of common stock under the ESPP.

Contractual Obligations and Other Commitments

Takeda Collaboration Agreement

Under the Takeda Collaboration Agreement, we are responsible for expenditures related to completion of our Phase 3 clinical trial for rusfertide in PV and, if successful, for expenditures related to an NDA filing with the FDA. The timing and actual amounts of these payments may vary from estimates depending on numerous factors, some of which are outside of our control and some of which are contingent upon the success of certain development and regulatory activities. The timing and amount of such payments are not determinable as of the date of this Quarterly Report on Form 10-Q.

Lease Agreement

Our contractual obligations include minimum lease payments under our operating lease obligations. In May 2024, we entered into a third amendment to our facility lease agreement dated as of March 2017 to extend the term for our existing office and laboratory space and lease additional office space in Newark, California. See Note 7 to the condensed consolidated financial statements elsewhere in this report for additional information.

Except as described above, during the six months ended June 30, 2024 there were no other material changes to our material cash requirements, including commitments for capital expenditures, described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 27, 2024.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our interest-earning investments and inflation risk affecting labor costs and clinical trial costs.

Interest Rate Fluctuation Risk

We had $595.4 million and $341.6 million in cash, cash equivalents and marketable securities at June 30, 2024 and December 31, 2023, respectively. Our cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Marketable securities consist of certificates of deposit, corporate bonds, commercial paper and government bonds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. Based on our interest rate sensitivity analysis, an immediate 100 basis point increase in interest rates would increase our annual interest income by approximately $4.7 million, while an immediate 100 basis point decrease in interest rates would decrease our annual interest income by approximately $4.7 million.

Approximately $1.7 million and $0.9 million of our cash balance was located in Australia at June 30, 2024 and December 31, 2023, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of our expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on the results of our operations.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our costs, such as the cost of labor and research and development contract costs. We do not believe inflation has had a material adverse effect on the results of our operations during the three and six months ended June 30, 2024.

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

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below in these “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC, before making an investment decision regarding our common stock.

●	We have no approved products and no historical commercial revenue, which makes it difficult to assess our future prospects and financial results.

●	We are heavily dependent on the success of our product candidates in clinical development.
●	Clinical development is a lengthy and expensive process with an uncertain outcome, and failure can occur at any stage of clinical development.
●	Our product candidates may cause undesirable side effects or have other properties adversely impacting safety that delay or prevent their regulatory approval, restrict their approved labeling, or otherwise limit their commercial opportunity, including being required by an independent data monitoring committee or regulatory authorities to delay or halt or clinical trials, or if such side effects or adverse events are sufficiently severe or prevalent, to suspend or cease altogether further development of our product candidates.
●	We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
●	We have never generated any revenue from product sales and may never be profitable.
●	We may require additional funding.
●	Raising additional capital may cause dilution to our existing stockholders.
●	We rely on JNJ to continue the development of product candidates subject to our license and collaboration with JNJ, and to successfully commercialize any resulting products, and we rely on Takeda to successfully commercialize any products resulting from our collaboration agreement with Takeda.
●	Our existing or future collaborations with third parties may not be successful.
●	We rely on third parties to conduct our pre-clinical studies and clinical trials and are subject to risks associated with their businesses and performance of their obligations to us.
●	We rely on third-party contract manufacturers to manufacture our drug substance and clinical drug product.
●	If we are ultimately unable to obtain regulatory approval for our product candidates in the United States or other jurisdictions, our business will be substantially harmed.
●	We have no marketing and sales organization and may not be able to effectively market and sell any products or generate product revenue if any of our product candidates are approved for marketing.
●	If we commercialize our product candidates abroad, we will be subject to the risks of doing business outside of the United States.
●	We face significant competition from other biotechnology and pharmaceutical companies.
●	We may face risks to our business arising from outbreaks of disease, epidemics and pandemics, including risks to our ongoing and planned clinical trials and pre-clinical and discovery research.
●	Unstable market and economic conditions, including elevated and sustained inflation, may have serious adverse consequences on our business, financial condition and stock price.
●	Our success depends on our ability to attract, retain and motivate qualified executives and other personnel.
●	We may experience difficulties in managing the growth of our organization.

●	We are subject to risks associated with information technology systems or breaches of data security.
●	Any misconduct by our employees, independent contractors, principal investigators, consultants and vendors could have a material adverse effect on our business.
●	Our headquarters is located near known earthquake fault zones.
●	If we are unable to obtain or protect intellectual property rights related to our product candidates and technologies, we may not be able to compete effectively in our markets.
●	We may be involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and ultimately unsuccessful.
●	Patents covering our product candidates could be found invalid or unenforceable.
●	Third-party claims of intellectual property infringement may prevent or delay our drug discovery and development efforts.
●	Our stock price has been and will likely continue to be volatile and may decline, regardless of our operating performance.

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

We have incurred significant annual operating losses each year since inception and may continue to incur operating losses for the foreseeable future. As of June 30, 2024, we had an accumulated deficit of $439.0 million. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development. As a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approvals for, our product candidates.

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

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $595.4 million. Based upon our current operating plan and expected expenditures we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months. However, we may need to have access to additional funds in the future in order to complete clinical development or commercialize our product candidates to a point where our operations generate net cash inflows.

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

As of June 30, 2024, we had 125 full-time equivalent employees, including 97 full-time equivalent employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, scientific, sales, marketing, research, development, regulatory, manufacturing, financial and other resources. In addition, as our operations expand, we expect that we will need to manage relationships with strategic collaborators, CROs, contract manufacturers, suppliers, vendors and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. We may not be successful in accomplishing these tasks in growing our company, and our failure to accomplish any of them could adversely affect our business and operations.

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

Third-party claims of intellectual property infringement may prevent or delay our drug discovery and development efforts.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. From January 1, 2024 through June 30, 2024, the reported sale price of our common stock has fluctuated between $21.43 and $35.96 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock, including due to the factors discussed in these “Risk Factors” and elsewhere in this Quarterly Report.

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

Our amended and restated certificate of incorporation (“Certificate of Incorporation”) provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain actions and proceedings. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes, which may discourage such lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchases of Shares or of Company Equity Securities

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

(c)	Trading Plans

On April 22, 2024, Dinesh V. Patel, our Chief Executive Officer and member of our Board, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 300,000 shares of the Company’s common stock through July 31, 2025, or such earlier date when all transactions under the trading plan are completed, subject to certain conditions. During the fiscal quarter ended June 30, 2024, no other director or Section 16 officer adopted or terminated any Rule

10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case as defined in Item 408(a) of Regulation S-K).

ITEM 6.EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-37852	3.1	8/16/2016
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Protagonist Therapeutics, Inc.	8-K	001-37852	3.1	6/26/2024
3.3	Amended and Restated Bylaws	S-1/A	333-212476	3.2b	8/1/2016
10.1+	Third Amendment to Lease dated March 6, 2017 by and between Protagonist Therapeutics, Inc., as Tenant, and BMR-Pacific Research Center, LP as Landlord, dated May 6, 2024
31.1+	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

PROTAGONIST THERAPEUTICS, INC.

Date: August 6, 2024	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Asif Ali
Asif Ali
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)