Form 10-Q
period 2024-09-30
Protagonist Therapeutics, Inc
filed 2024-11-07
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 31, 2024, there were 59,598,018 shares of the registrant’s Common Stock, par value $0.00001 per share, outstanding.

PROTAGONIST THERAPEUTICS, INC.

FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$131,121	$186,727
Marketable securities	337,600	154,890
Receivable from collaboration partner	—	10,000
Prepaid expenses and other current assets	8,048	3,960
Total current assets	476,769	355,577
Marketable securities - noncurrent	114,560	—
Property and equipment, net	2,468	1,195
Restricted cash - noncurrent	225	225
Operating lease right-of-use asset	9,835	954
Total assets	$603,857	$357,951
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,049	$772
Payable to collaboration partner	—	3
Accrued expenses and other payables	20,739	19,358
Deferred revenue	19,696	—
Income taxes payable	1,049	—
Operating lease liability	45	1,141
Total current liabilities	44,578	21,274
Deferred revenue - noncurrent	16,509	—
Operating lease liability - noncurrent	10,855	—
Total liabilities	71,942	21,274
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 180,000,000 and 90,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 59,521,903 and 57,708,613 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	1,002,774	952,491
Accumulated other comprehensive income (loss)	1,336	(105)
Accumulated deficit	(472,196)	(615,710)
Total stockholders’ equity	531,915	336,677
Total liabilities and stockholders’ equity	$603,857	$357,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
License and collaboration revenue	$4,675	$—	$263,795	$—
Operating expenses:
Research and development	35,970	30,664	103,224	91,262
General and administrative	10,158	7,662	34,508	25,439
Total operating expenses	46,128	38,326	137,732	116,701
Income (loss) from operations	(41,453)	(38,326)	126,063	(116,701)
Interest income	7,682	4,252	19,462	10,656
Other income (expense), net	141	(31)	219	(245)
Income (loss) before income tax benefit (expense)	(33,630)	(34,105)	145,744	(106,290)
Income tax benefit (expense)	420	—	(2,230)	—
Net income (loss)	$(33,210)	$(34,105)	$143,514	$(106,290)
Net income (loss) per share, basic	$(0.54)	$(0.58)	$2.34	$(1.91)
Net income (loss) per share, diluted	$(0.54)	$(0.58)	$2.22	$(1.91)
Weighted-average shares used to compute net income (loss) per share, basic	61,767,934	59,182,899	61,311,310	55,542,543
Weighted-average shares used to compute net income (loss) per share, diluted	61,767,934	59,182,899	64,611,941	55,542,543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$(33,210)	$(34,105)	$143,514	$(106,290)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	1,585	28	1,441	(5)
Gain on translation of foreign operations	—	—	—	194
Comprehensive income (loss)	$(31,625)	$(34,077)	$144,955	$(106,101)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	Income (Loss)	Deficit	Equity
Three months ended September 30, 2024	Shares	Amount
Balance at June 30, 2024	58,762,063	$1	$980,558	$(249)	$(438,986)	$541,324
Issuance of common stock under equity incentive and employee stock purchase plans	759,840	—	12,051	—	—	12,051
Stock-based compensation expense	—	—	10,165	—	—	10,165
Other comprehensive income (loss)	—	—	—	1,585	—	1,585
Net income (loss)	—	—	—	—	(33,210)	(33,210)
Balance at September 30, 2024	59,521,903	$1	$1,002,774	$1,336	$(472,196)	$531,915

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	Income (Loss)	Deficit	Equity
Three months ended September 30, 2023	Shares	Amount
Balance at June 30, 2023	57,494,185	$1	$903,205	$(198)	$(608,940)	$294,068
Exercise of Warrants in exchange for issuance of Pre-funded Warrants	—	—	33,813	—	—	33,813
Issuance of common stock upon exercise of Warrants	44,748	—	559	—	—	559
Issuance of common stock under equity incentive and employee stock purchase plans	108,543	—	1,021	—	—	1,021
Stock-based compensation expense	—	—	6,765	—	—	6,765
Other comprehensive income (loss)	—	—	—	28	—	28
Net income (loss)	—	—	—	—	(34,105)	(34,105)
Balance at September 30, 2023	57,647,476	$1	$945,363	$(170)	$(643,045)	$302,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (continued)

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	Income (Loss)	Deficit	Equity
Nine months ended September 30, 2024	Shares	Amount
Balance at December 31, 2023	57,708,613	$1	$952,491	$(105)	$(615,710)	$336,677
Issuance of common stock under equity incentive and employee stock purchase plans	1,749,094	—	22,422	—	—	22,422
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(20,793)	—	(600)	—	—	(600)
Issuance of common stock upon exercise of Pre-Funded Warrants	84,989		—			—
Stock-based compensation expense	—	—	28,461	—	—	28,461
Other comprehensive income (loss)	—	—	—	1,441	—	1,441
Net income (loss)	—	—	—	—	143,514	143,514
Balance at September 30, 2024	59,521,903	$1	$1,002,774	$1,336	$(472,196)	$531,915

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	Income (Loss)	Deficit	Equity
Nine months ended September 30, 2023	Shares	Amount
Balance at December 31, 2022	49,339,252	$—	$752,722	$(359)	$(536,755)	$215,608
Issuance of common stock pursuant to public offering, net of issuance costs	5,750,000	—	107,790	—	—	107,790
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	1,749,199	1	24,301	—	—	24,302
Exercise of Warrants in exchange for issuance of Pre-funded Warrants	—	—	33,813	—	—	33,813
Issuance of common stock upon exercise of Warrants	44,748	—	559	—	—	559
Issuance of common stock under equity incentive and employee stock purchase plans	796,240	—	4,255	—	—	4,255
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(31,963)	—	(769)	—	—	(769)
Stock-based compensation expense	—	—	22,692	—	—	22,692
Other comprehensive income (loss)	—	—	—	189	—	189
Net income (loss)	—	—	—	—	(106,290)	(106,290)
Balance at September 30, 2023	57,647,476	$1	$945,363	$(170)	$(643,045)	$302,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$143,514	$(106,290)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	28,461	22,692
Operating lease right-of-use asset amortization	1,651	1,751
Depreciation	708	729
Accretion of discount on marketable securities	(6,115)	(3,221)
Other	—	194
Changes in operating assets and liabilities:
Receivable from collaboration partner	10,000	10
Prepaid expenses and other assets	(4,088)	1,582
Accounts payable	2,272	(2,271)
Payable to collaboration partner	(3)	(66)
Accrued expenses and other payables	1,061	(259)
Income taxes payable	1,049	—
Deferred revenue	36,205	—
Operating lease liability	(1,385)	(2,047)
Net cash provided by (used in) operating activities	213,330	(87,196)
Cash Flows from Investing Activities
Purchase of marketable securities	(507,293)	(93,077)
Proceeds from maturities of marketable securities	217,580	115,696
Purchases of property and equipment	(1,045)	(590)
Net cash (used in) provided by investing activities	(290,758)	22,029
Cash Flows from Financing Activities
Proceeds from exercise of Warrants in exchange for issuance of Pre-Funded Warrants	—	33,813
Proceeds from issuance of common stock upon exercise of Warrants	—	559
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	22,422	4,255
Tax withholding payments related to net settlement of restricted stock units	(600)	(769)
Proceeds from public offering of common stock, net of issuance costs	—	107,790
Proceeds from at-the-market offering, net of issuance costs	—	24,302
Net cash provided by financing activities	21,822	169,950
Net increase (decrease) in cash, cash equivalents and restricted cash	(55,606)	104,783
Cash, cash equivalents and restricted cash, beginning of period	186,952	125,969
Cash, cash equivalents and restricted cash, end of period	$131,346	$230,752
Supplemental Disclosure of Non-Cash Financing and Investing Information:
Right-of-use asset obtained in exchange for lease obligation	$10,511	$—
Leasehold improvements obtained under tenant improvement allowance	$613	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$325	$3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.Organization and Description of Business

Protagonist Therapeutics, Inc. (the “Company”) is a late-stage development biopharmaceutical company with two peptide-based new chemical entities: rusfertide and JNJ-2113. The Company’s clinical programs fall into two broad categories of diseases: (i) hematology and blood disorders, and (ii) inflammatory and immunomodulatory diseases. Rusfertide, a mimetic of the natural hormone hepcidin, is in Phase 3 development for the rare blood disorder polycythemia vera (“PV”). Rusfertide is being co-developed and co-commercialized with Takeda Pharmaceuticals USA, Inc. (“Takeda”) pursuant to a worldwide collaboration and license agreement entered into in 2024 (the “Takeda Collaboration Agreement”), with the Company remaining primarily responsible for development through Phase 3 and the New Drug Application (“NDA”) filing. JNJ-2113 is an oral Interleukin-23 receptor (“IL-23R”) antagonist licensed to J&J Innovative Medicines (“JNJ”), formerly Janssen Biotech, and is in Phase 3 development for psoriasis and nearing completion of Phase 2b development for ulcerative colitis (“UC”). Following JNJ-2113’s joint discovery by the Company and JNJ scientists pursuant to the companies’ IL-23R collaboration, the Company was primarily responsible for the development of JNJ-2113 through Phase 1, with JNJ assuming responsibility for development in Phase 2 and beyond. The Company also has a number of pre-clinical stage oral discovery programs addressing validated targets, including IL-17, hepcidin mimetic and anti-obesity programs. The Company is headquartered in Newark, California and has one wholly owned subsidiary, Protagonist Pty Limited (“Protagonist Australia”), located in Brisbane, Queensland, Australia.

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

Liquidity

As of September 30, 2024, the Company had cash, cash equivalents and marketable securities of $583.3 million. The Company has incurred cumulative net losses from inception through September 30, 2024 of $472.2 million. The Company’s ultimate success depends upon the outcome of its research and development and collaboration activities. The Company may incur additional losses in the future as it continues the development of rusfertide through Phase 3 development and a potential NDA filing and invests in its pre-clinical discovery programs and may need to raise additional capital to continue to execute its long-range business plan. Since the Company’s initial public offering in August 2016, it has financed its operations primarily through proceeds from offerings of common stock and payments received under license and collaboration agreements.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted and, accordingly, the condensed consolidated balance sheet as of September 30, 2024 has been derived from the Company’s unaudited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s condensed consolidated financial statements. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future period.

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

Cash as reported in the condensed consolidated statements of cash flows consisted of (in thousands):

	September 30,
	2024	2023
Cash and cash equivalents	$131,121	$230,527
Restricted cash - noncurrent	225	225
Total cash reported on condensed consolidated statements of cash flows	$131,346	$230,752

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

The Company recognizes forfeitures of stock-based awards as they occur.

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development	$5,212	$3,780	$15,597	$13,171
General and administrative	4,953	2,985	12,864	9,521
Total stock-based compensation expense	$10,165	$6,765	$28,461	$22,692

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

Except as described above, there have been no other material changes to the Company’s significant accounting policies during the nine months ended September 30, 2024, as compared to those disclosed in Note 2. Summary of

Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplified accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removed certain settlement conditions that were required for equity-linked contracts to qualify for the derivative scope exception, and it simplified the diluted earnings per share calculation in certain areas. ASU 2020-06 was effective for the Company beginning on January 1, 2024. The Company adopted ASU 2020-06 effective January 1, 2024. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted as of September 30, 2024

In November 2023, the FASB issued Accounting Standards Update No. 2023-07 Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose incremental segment information on an annual and interim basis. ASU 2023-07 requires all public entities, including public entities with a single reportable segment, to provide one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the guidance requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. ASU 2023-07 is effective for the Company for fiscal years beginning on January 1, 2024, and interim periods within fiscal years beginning on January 1, 2025. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements or related disclosures.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09 Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public business entities to disclose specific categories in the income tax rate reconciliation annually and provide additional information for reconciling items that meet a qualitative threshold. ASU 2023-09 also requires that entities disclose annually additional information about income taxes paid and disaggregated information for certain items. ASU 2023-09 is effective for the Company beginning on January 1, 2025. The Company does not expect the adoption of this guidance to have a material impact on its financial position, results of operations or cash flows.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for the Company or fiscal years beginning on January 1, 2027, and for interim periods within fiscal years beginning om January 1, 2028. Early adoption is permitted. The guidance may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or (2) retrospectively to all prior periods presented in the financial statements. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements and continues to evaluate disclosure presentation alternatives.

Note 3. License and Collaboration Agreements

Takeda Collaboration Agreement

In January 2024, the Company entered into the Takeda Collaboration Agreement, which became effective in March 2024.

Pursuant to the Takeda Collaboration Agreement, the Company and Takeda are jointly developing and commercializing rusfertide and potentially other specified second-generation injectable hepcidin mimetic compounds (the “Licensed Products”) in the United States (the “Profit-Share Territory”). Takeda is solely and exclusively responsible for the development and commercialization of the Licensed Products in all other countries (the “Takeda Territory”). The Company and Takeda share the costs of the development, manufacture and commercialization activities for the Licensed Products in the Profit-Share Territory, provided that (i) the Company leads, and is solely responsible for its costs associated with, completion of the ongoing Phase 3 VERIFY program evaluating rusfertide for the treatment of PV as well as associated U.S. regulatory activities; (ii) Takeda leads, and is solely responsible for its costs associated with, pre-commercialization activities related to rusfertide in the Profit-Share Territory; and (iii) Takeda leads commercialization of rusfertide in the Profit-Share Territory, with the Company holding an option to co-detail. Takeda is solely responsible for all costs for the development, manufacture and commercialization of the Licensed Products in the Takeda Territory. The Company granted Takeda a non-transferable, sublicensable and, except for certain specified exceptions, exclusive license to certain intellectual property of the Company to exercise its rights and perform its obligations under the Takeda Collaboration Agreement.

The Company received a one-time, non-refundable upfront payment of $300.0 million in April 2024. In addition, the Company is eligible to receive additional worldwide development, regulatory and commercial milestone payments for rusfertide of up to $330.0 million, and tiered royalties from 10% to 17% on net sales of the Licensed Products in the Takeda Territory. The Company and Takeda also share equally in profits and losses (50% to the Company and 50% to Takeda) for Licensed Products in the Profit-Share Territory. Takeda will book sales of the Licensed Products globally.

The Company has the right to opt-out entirely of profit- and loss-sharing in the Profit-Share Territory for rusfertide and all other Licensed Products (the “Full Opt-out Right”) (i) during the 90-day period beginning 120 days after the filing of an NDA with the U.S. Food and Drug Administration (“FDA”) for rusfertide for PV (the “Initial Opt-out Period”); and (ii) for convenience without receipt of the Opt-out Payment (as defined below) (generally following the Initial Opt-out Period). In addition, if the Company does not exercise the Full Opt-out Right, the Company may opt-out of any Licensed Product other than rusfertide on a Licensed Product-by-Licensed Product basis (each, a “Partial Opt-out Right” and either the Full Opt-out Right or a Partial Opt-out right being an “Opt-out Right”). Following the Company’s exercise of an Opt-out Right, the Company has agreed to transition applicable development and commercial activities to Takeda, and Takeda has agreed to assume sole operational and financial responsibility for such activities in the United States.

The Takeda Collaboration Agreement provides for aggregate development, regulatory and commercial milestone payments from Takeda to the Company for rusfertide of up to $975 million if the Company exercises the Full Opt-out Right. In addition to these milestone payments, in the event the Company exercises the Full Opt-out Right during the Initial Opt-out Period, the Company will receive: (i) a $200 million payment following its exercise of the Full Opt-out Right; and (ii) an additional $200 million payment following FDA approval of the NDA for rusfertide for PV (together, the “Opt-out Payment”). If the Company exercises an Opt-out Right, Takeda has agreed to pay the Company royalties of 14% to 29% on worldwide net sales of the Licensed Products with respect to which the Company has exercised an Opt-out Right.

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

The Company determined that the initial transaction price totaled $300.0 million, comprised of the upfront payment. The Company has excluded any future estimated milestones or royalties from this transaction price to date, all of which are either currently constrained or subject to the sales-and usage-based royalty exception. As part of the Company’s evaluation of this variable consideration constraint, it determined that the potential payments are contingent upon developmental and regulatory milestones that are uncertain and are highly susceptible to factors outside of its control. The Company allocated $254.1 million of the initial transaction price to the license and $45.9 million to the development services based upon the relative standalone selling price of each performance obligation. The estimate of standalone selling price for the license was determined based on discounted cash flows for the expected development and commercialization of rusfertide and includes assumptions for forecasted revenues, development timelines and expenses, discount rates, and probabilities of technical and regulatory success. The estimate of standalone selling price for the development services was determined based on forecasted costs and expenses over the expected development period. For the license of rusfertide, the Company determined that Takeda could benefit from the license at the time the license was granted and therefore, the related performance obligation was satisfied at a point in time.

The amount allocated to the license, which represents functional intellectual property that was transferred at a point in time, was satisfied upon transfer of the license to Takeda. The amount allocated to development services will be recognized over time based on a measure of the Company’s efforts toward satisfying the performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g., costs incurred compared to total budget). The Company recognized $9.7 million of revenue allocated to development services with respect to the period from the effective date of the contract through September 30, 2024.

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

JNJ License and Collaboration Agreement

On July 27, 2021, the Company entered into an Amended and Restated License and Collaboration Agreement with JNJ, formerly Janssen Biotech, Inc., which amended and restated the License and Collaboration Agreement, effective July 13, 2017, by and between the Company and JNJ, as amended by the first amendment, effective May 7, 2019 (together, the “JNJ License and Collaboration Agreement”). During the fourth quarter of 2023, the Company earned a $50.0 million milestone payment in connection with the dosing of a third patient in the ICONIC-TOTAL Phase 3 clinical trial of JNJ-2113 in patients with moderate-to-severe psoriasis and a $10.0 million milestone payment upon the dosing of the third patient in the ANTHEM Phase 2b trial moderately-to-severely active UC. The Company has earned a total of $172.5 million in non-refundable payments from JNJ from inception in 2017 through September 30, 2024.

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

Revenue Recognition

For the three months ended September 30, 2024, the Company recognized license and collaboration revenue of $4.7 million related to the Takeda Collaboration Agreement transaction price for development services provided by the Company during the period based on the cost-based input method. For the nine months ended September 30, 2024, the Company recognized license and collaboration revenue of $263.8 million related to the Takeda Collaboration Agreement transaction price, including $254.1 million allocated to the rusfertide license delivered to Takeda upon effectiveness of the agreement in March 2024 and $9.7 million for development services provided by the Company during the period based on the cost-based input method.

For the three and nine months ended September 30, 2023, no license and collaboration revenue was recognized.

The remaining unrecognized transaction price amount of $36.2 million related to the Takeda Collaboration Agreement was recorded as deferred revenue on the Company’s condensed consolidated balance sheet as of September 30, 2024 and will be recognized over time based on a measure of the Company’s efforts toward satisfying the performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g. costs incurred compared to total budget).

For the three months ended September 30, 2024, the Company recognized $4.7 million of revenue that was included in the deferred revenue liability balance at the beginning of the period. For the nine months ended September 30, 2024 and the three and nine months ended September 30, 2023, the Company did not recognize revenue from any amounts included in the deferred revenue liability balance at the beginning of each period. None of the costs to obtain or fulfill the contracts were capitalized.

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

The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$32,623	$—	$—	$32,623
Certificates of deposit	—	15,271	—	15,271
U.S. Treasury and agency securities	—	241,787	—	241,787
Commercial paper	—	169,249	—	169,249
Corporate debt securities	—	116,528	—	116,528
Total financial assets	$32,623	$542,835	$—	$575,458

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$19,212	$—	$—	$19,212
Certificates of deposit	—	13,004	—	13,004
U.S. Treasury and agency securities	—	145,085	—	145,085
Commercial paper	—	130,296	—	130,296
Corporate debt securities	—	7,672	—	7,672
Total financial assets	$19,212	$296,057	$—	$315,269

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

Note 5. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following (in thousands):

	September 30, 2024
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$32,623	$—	$—	$32,623
Certificates of deposit	15,222	49	—	15,271
U.S. Treasury and agency securities	240,780	1,048	(41)	241,787
Commercial paper	169,156	97	(4)	169,249
Corporate debt securities	116,230	310	(12)	116,528
Total cash equivalents and marketable securities	$574,011	$1,504	$(57)	$575,458
Classified as:
Cash equivalents				$123,298
Marketable securities - current				337,600
Marketable securities - noncurrent				114,560
Total cash equivalents and marketable securities				$575,458

	December 31, 2023
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$19,212	$—	$—	$19,212
Certificates of deposit	12,998	6	—	13,004
U.S. Treasury and agency securities	145,024	63	(2)	145,085
Commercial paper	130,351	5	(60)	130,296
Corporate debt securities	7,678	—	(6)	7,672
Total cash equivalents and marketable securities	$315,263	$74	$(68)	$315,269
Classified as:
Cash equivalents				$160,379
Marketable securities - current				154,890
Total cash equivalents and marketable securities				$315,269

All of the Company’s marketable securities are classified as available-for-sale. Current marketable securities of $337.6 million and $154.9 million held as of September 30, 2024 and December 31, 2023, respectively, had contractual maturities of less than one year. Noncurrent marketable securities of $114.6 million held as of September 30, 2024 had contractual maturities of at least one year but no more than two years. The Company does not intend to sell its securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be at maturity. There were no material realized gains or realized losses on marketable securities for the periods presented. The Company evaluated securities with unrealized losses to determine whether such losses, if any, were due to credit-related factors and determined that there were no credit-related losses to be recognized as of September 30, 2024.

Note 6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid clinical and research related expenses	$3,775	$649
Prepaid insurance	217	1,410
Prepaid licenses	599	529
Other prepaid expenses	788	1,040
Other receivable	2,669	332
Prepaid expenses and other current assets	$8,048	$3,960

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Laboratory equipment	$6,224	$5,323
Furniture and computer equipment	1,403	1,143
Leasehold improvements	1,769	963
Total property and equipment	9,396	7,429
Accumulated depreciation	(6,928)	(6,234)
Property and equipment, net	$2,468	$1,195

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued clinical and research related expenses	$11,619	$11,841
Accrued employee related expenses	8,155	6,786
Accrued professional service fees	846	632
Other	119	99
Total accrued expenses and other payables	$20,739	$19,358

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

On May 6, 2024, the Company amended its facility lease agreement dated as of March 6, 2017 (the “Amended Lease”) to extend the lease term for its existing office and laboratory space from one to 66 months and lease 17,698 rentable square feet of additional office space, all located in Newark, California. The Company began occupying the additional space under the Amended Lease on July 1, 2024. The Amended Lease, which expires in November 2029, provides for an agreed-upon period of rent abatement and a tenant improvement allowance of $1.8 million. No additional security deposit was required pursuant to the Amended Lease, and the Company is responsible for its proportional share of operating expenses and tax obligations. As a result of this amendment, the Company recorded an initial right-of-use asset and related liability of $10.5 million.

Balance sheet information related to the Company’s operating lease consisted of the following (dollars in thousands):

	September 30,	December 31,
Operating Leases:	2024	2023
Operating lease right-of-use asset	$9,835	$954

Operating lease liability - current	$45	$1,141
Operating lease liability - noncurrent	10,855	—
Total operating lease liabilities	$10,900	$1,141

Weighted-average remaining lease term (years)	5.2	0.4
Weighted-average discount rate	5.7%	10.4%

The tenant improvement allowance under the Amended Lease represents a fixed amount that the Company is reasonably certain to use. As such, it is reflected in the determination of the operating lease liability as of the lease commencement date.

Other information related to the Company’s operating lease consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease cost	$757	$584	$2,079	$1,751
Short-term rent expense	—	—	51	—
Less: Sublease income	—	(35)	(34)	(114)
Total lease expense	$757	$549	$2,096	$1,637

Supplemental cash flow information consisted of the following (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Operating cash flow used by operating leases	$(1,385)	$(2,047)
New operating lease asset obtained in exchange for operating lease liability	$(10,511)	$—

Future minimum lease payments required under lease obligations as of September 30, 2024 consisted of the following (in thousands):

Year Ending December 31:	Amount
Remainder of 2024	$223
2025	1,121
2026	2,786
2027	2,881
2028	2,983
Thereafter	2,825
Total future minimum lease payments	12,819
Less: Imputed interest	(1,919)
Present value of lease liabilities	$10,900

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

ATM Offering

In August 2022, the Company entered into an Open Market Sale AgreementSM , pursuant to which the Company may offer and sell up to $100.0 million shares of common stock from time to time in “at-the-market” offerings (the “2022 ATM Facility”). There were no sales of the Company’s common stock under the 2022 ATM Facility during the three and nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company sold 1,749,199 shares of its common stock under the 2022 ATM Facility for net proceeds of $24.3 million, after deducting issuance costs. There were no sales of the Company’s common stock under the 2022 ATM Facility during the three months September 30, 2023.

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

In August 2023, prior to the expiration of the Warrants, the Company entered into certain agreements with the Investors and their affiliates under which the Company agreed to allow the Warrants to be exercised in exchange for pre-funded warrants representing the same number of Warrant Shares underlying the Warrants with an exercise price of $0.001 per share (the “Pre-Funded Warrants”). Subsequent to the execution of the agreements and prior to the expiration of the Warrants, all outstanding Warrants were exercised for gross proceeds of $34.4 million in exchange for 44,748 shares of the Company’s common stock and Pre-Funded Warrants to purchase 2,705,252 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Pre-Funded Warrants) with an exercise price of $0.001 per share. The Pre-Funded Warrants will expire upon the day they are exercised in full. The Pre-Funded Warrants are exercisable at any time prior to expiration except that the Pre-Funded Warrants cannot be exercised by the Investors if, after giving effect thereto, the Investors would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. The common stock and Pre-Funded Warrants met the criteria for equity classification and the net proceeds from the transaction were recorded as a credit to additional paid-in capital. In accordance with Accounting Standards Codification Topic 260, Earnings Per Share, outstanding Pre-Funded Warrants are included in the computation of basic net loss per share because the exercise price is negligible, and they are fully vested and exercisable after the original issuance date. No Pre-Funded warrants were exercised during the three months ended September 30, 2024. During the nine months ended September 30, 2024, Pre-Funded Warrants to purchase 84,992 shares were net exercised, resulting in the issuance of 84,989 shares of common stock. No Pre-Funded Warrants were exercised during the three and nine months ended September 2023. As of September 30, 2024, Pre-Funded Warrants to purchase 2,620,260 shares were outstanding.

Note 9. Income Taxes

The Company recorded an income tax benefit of $0.4 million and income tax expense of $2.2 million for the three and nine months ended September 30, 2024, respectively. No income tax provision was recorded for the three and nine months ended September 30, 2023. The difference in tax expense as compared to the prior year was primarily due to taxable income for the nine months ended September 30, 2024 resulting from the recognition of revenue in connection with the Takeda Collaboration Agreement. The tax provision for the three and nine months ended September 30, 2024 was determined using an estimated annual effective tax rate, adjusted for discrete items, if any.

Based on the available objective evidence during the three and nine months ended September 30, 2024, the Company believes it is more likely than not that its net deferred tax assets may not be realized. The primary difference between the effective tax rate and the statutory tax rate relates to the Company’s change in valuation allowance.

Note 10. Net Income (Loss) per Share

The computation of basic net income (loss) per share of common stock is based on the weighted-average number of shares of common stock outstanding during each period. The computation of diluted net income (loss) per share of common stock is based on the weighted-average number of shares of common stock outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, RSUs, PSUs, the Company’s employee stock purchase plan (“ESPP”), and warrants. In accordance with Accounting Standards Codification Topic 260, Earnings Per Share, 2,620,260 outstanding Pre-Funded Warrants were included in the computation of weighted-average shares of common stock, basic for the three and nine months ended September 30, 2024 because the exercise price was negligible, and they were fully vested and exercisable after the original issuance date.

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

The following table reconciles the numerator and denominator used to calculate diluted net income (loss) per share of common stock (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$(33,210)	$(34,105)	$143,514	$(106,290)
Denominator:
Weighted-average shares of common stock, basic	61,767,934	59,182,899	61,311,310	55,542,543
Dilutive effect of common stock equivalents	—	—	3,300,631	—
Weighted-average shares of common stock, dilutive	61,767,934	59,182,899	64,611,941	55,542,543
Net income (loss) per share of common stock
Basic net income (loss) per share of common stock	$(0.54)	$(0.58)	$2.34	$(1.91)
Diluted net income (loss) per share of common stock	$(0.54)	$(0.58)	$2.22	$(1.91)

Approximately 9.2 million potentially dilutive shares of common stock (consisting of shares subject to outstanding stock options, RSUs, PSUs, and under the ESPP) were excluded from the diluted net loss per share of common stock computation for the three months ended September 30, 2024 due to the Company’s net loss for the period. Approximately 3.2 million potentially dilutive shares of common stock (consisting of shares subject to outstanding stock options, RSUs, and under the ESPP) were excluded from the diluted net income per share of common stock computations for the nine months ended September 30, 2024 because their effect was anti-dilutive. Approximately 8.9 million potentially dilutive shares of common stock (consisting of shares subject to outstanding stock options, RSUs, PSUs, under the ESPP and warrants) were excluded from the diluted net loss per share of common stock computations for the three and nine months ended September 30, 2023 due to the Company’s net losses for these periods.

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

Overview

We are a late-stage biopharmaceutical company with two peptide-based new chemical entities, rusfertide and JNJ-2113, in advanced Phase 3 stages of development, both of which are derived from our proprietary discovery technology platform. Our clinical programs fall into two broad categories of diseases: (i) hematology and blood disorders, and (ii) inflammatory and immunomodulatory (“I&I”) diseases. We also have a number of pre-clinical stage oral drug discovery programs addressing validated targets, including IL-17, hepcidin mimetic and anti-obesity programs.

Our Product Pipeline

Rusfertide

Rusfertide, our injectable hepcidin mimetic partnered with Takeda Pharmaceuticals USA, Inc. (“Takeda”), is in development for the treatment of polycythemia vera (“PV”). VERIFY (ClinicalTrials.gov identifier NCT05210790) is a global double-blind, placebo-controlled Phase 3 clinical trial of rusfertide in PV for approximately 250 patients. The trial evaluates the efficacy, symptom burden and safety of once-weekly, subcutaneously self-administered rusfertide in patients with uncontrolled hematocrit who are phlebotomy dependent despite standard of care treatment. The trial enrolled patients across North and South America, Europe, Asia and Australia. Enrollment for the VERIFY trial has been completed, and we expect to announce top-line data for the trial’s 32-week primary efficacy endpoint in the first quarter of 2025, potentially leading to a New Drug Application (“NDA”) filing in the fourth quarter of 2025. By the end of 2024, we expect to receive the results of our ongoing two-year study evaluating the carcinogenicity potential of rusfertide when administered once weekly to rats.

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

In January 2024, we entered into a worldwide license and collaboration agreement with Takeda for the development and commercialization of rusfertide (the “Takeda Collaboration Agreement”). Under the terms of the agreement, we received a one-time, non-refundable upfront payment of $300.0 million in April 2024. We are eligible to receive additional worldwide development, regulatory and commercial milestone payments for rusfertide of up to $330 million, inclusive of the following potential upcoming milestones:

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

JNJ has initiated the following JNJ-2113 trials:

●	ICONIC-LEAD (NCT06095115) – A 684-patient randomized, controlled Phase 3 trial to evaluate the safety and efficacy of JNJ-2113 compared with placebo in participants with moderate-to-severe plaque psoriasis, with PASI-90 (90% improvement in skin lesions as measured by the Psoriasis Area and Severity Index (“PASI”)) and Investigator’s Global Assessment (“IGA”) score of 0 (clear) or 1 (almost clear) as co-primary endpoints;
●	ICONIC-TOTAL (NCT06095102) – A 311-patient randomized, controlled Phase 3 trial to evaluate the efficacy and safety of JNJ-2113 compared with placebo for the treatment of plaque psoriasis in participants with at least moderate severity affecting special areas (scalp, genital, and/or palms of the hands and soles of the feet) with overall IGA score of 0 or 1 as the primary endpoint;
●	ICONIC-ADVANCE 1 (NCT06143878) – A 774-patient randomized, controlled Phase 3 trial to evaluate the effectiveness of JNJ-2113 in participants with moderate-to-severe plaque psoriasis compared to placebo and Sotyktu® (“deucravacitinib”). The trial’s primary co-endpoints are PASI-90 and IGA score of 0 or 1;
●	ICONIC-ADVANCE 2 (NCT06220604) – A 731-patient Phase 3 trial similarly designed to ICONIC ADVANCE 1 in participants with moderate-to-severe plaque psoriasis;
●	Pustular/Erythrodermic Psoriasis (NCT06295692) – A 19-patient open label Phase 3 trial to evaluate the effectiveness of JN-2113 in participants with pustular or erythrodermic psoriasis; and
●	ANTHEM-UC (NCT06049017) – A 252-patient Phase 2b randomized, controlled trial to evaluate the safety and effectiveness of JNJ-2113 compared with placebo in participants with moderate-to-severely active ulcerative colitis (“UC”).

Topline results for the ICONIC-LEAD and ICONIC-TOTAL trials are expected in the fourth quarter of 2024. Topline results for the ANTHEM trial are expected in the first quarter of 2025. Topline results for the ICONIC-ADVANCE 1, ICONIC-ADVANCE 2, and pustular/erythrodermic psoriasis trials are expected the second quarter of 2025.

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

In February 2024, the JNJ-2113 Phase 2b FRONTIER 1 trial results in adults living with moderate-to-severe plaque psoriasis were published in the New England Journal of Medicine. In March 2024, data presented at the American Academy of Dermatology 2024 Annual Meeting showed that, in Phase 2b FRONTIER 2, JNJ-2113 maintained high rates of skin clearance through 52 weeks in adults with moderate-to-severe plaque psoriasis. In August 2024, positive pre-clinical and clinical pharmacokinetic, pharmacodynamic and safety data for JNJ-2113 was published in the journal Scientific Reports. Three company-sponsored poster presentations and one company-sponsored oral presentation were delivered at the 2024 European Academy of Dermatology and Venereology Congress in September 2024. Data from FRONTIER 1 and FRONTIER 2 continue to demonstrate that JNJ-2113 has promising efficacy and safety through one year of treatment in patients with moderate-to-severe plaque psoriasis.

On July 17, 2021, we entered into an Amended and Restated License and Collaboration Agreement with JNJ, which amended and restated the License and Collaboration Agreement, effective July 13, 2017, by and between the Company and JNJ, as amended by the first amendment, effective May 7, 2019 (together, the “JNJ License and Collaboration Agreement”). Under the JNJ License and Collaboration Agreement, we earned a $50.0 million milestone payment upon dosing of the third patient in the ICONIC-TOTAL Phase 3 trial in late October 2023, which we received in December 2023. We earned a $10.0 million milestone payment upon the dosing of the third patient in the ANTHEM Phase 2b trial in UC in December 2023, which we received in January 2024. To date, we have earned $172.5 million in non-refundable payments from JNJ. We are eligible for up to approximately $795.0 million in future development and sales milestone payments, inclusive of the following potential upcoming milestones:

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

In January 2024, we announced a new oral Interleukin-17 (“IL-17”) peptide antagonist program targeting three IL-17 dimers (IL-17 AA, AF and FF) which may offer potential treatment options for hidradenitis suppurativa, spondyloarthritis, plaque psoriasis and psoriatic arthritis. We expect to nominate a development candidate ready for Investigational New Drug (“IND”) enabling studies, or foreign equivalents, by the end of 2024.

We have a pre-clinical stage program to identify an orally active hepcidin mimetic or small molecule ferropotin blocker, which we believe to be complementary to the injectable rusfertide for offering the best treatment options for PV and other potential erythropoietic and iron imbalance disorders, and we expect progression towards a development candidate during the first half of 2025. We also have an oral peptide-based program for obesity and expect progression towards a development candidate during the first half of 2025.

Risks and Uncertainties

We describe the respective risks, uncertainties and assumptions that could affect our business, financial condition or results of operations in Part II, Item 1A. “Risk Factors” herein.

Operations

We have incurred cumulative net losses from inception through September 30, 2024 of $472.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research and development expenses and other expenses related to our ongoing operations, product development, pre-clinical discovery programs and pre-commercialization activities. As a result, we may incur losses in the future as we continue the development of, and seek regulatory approval for, our product candidates.

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

There have been no other material changes to our critical accounting policies during the nine months ended September 30, 2024, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for the year ended December 31, 2023 filed with the SEC on February 27, 2024.

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

We expect our research and development expenses to increase in the near term as compared to the prior year period as we continue to focus our resources on (i) progressing our rusfertide program in later stage clinical trials and preparing for regulatory filings and commercialization and (ii) advancing our pre-clinical and drug discovery research programs, including our expected nomination of a development candidate from our discovery platform for IND-enabling studies, or foreign equivalents, by the end of 2024. The process of conducting research, identifying potential product candidates, conducting pre-clinical studies and clinical trials necessary to obtain regulatory approval, and commencing pre-commercialization activities is costly and time intensive. We may never succeed in achieving marketing approval for our product candidates regardless of our costs and efforts. The probability of success of our product candidates may be affected by numerous factors, including pre-clinical data, clinical data, competition, manufacturing capability, our cost of goods to be sold, our ability to receive, and the timing of, regulatory approvals, market conditions, and our ability to successfully commercialize our products if they are approved for marketing. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. Our research and development programs are subject to change from time to time as we evaluate our priorities and available resources.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

	Three Months Ended
	September 30,		Dollar	%
	2024	2023	Change	Change

	(Dollars in thousands)
License and collaboration revenue	$4,675	$—	$4,675	*
Operating expenses:
Research and development (1)	35,970	30,664	5,306	17
General and administrative (2)	10,158	7,662	2,496	33
Total operating expenses	46,128	38,326	7,802	20
Loss from operations	(41,453)	(38,326)	(3,127)	8
Interest income	7,682	4,252	3,430	81
Other income (expense), net	141	(31)	172	*
Loss before income tax benefit	(33,630)	(34,105)	475	(1)
Income tax benefit	420	—	420	*
Net loss	$(33,210)	$(34,105)	$895	(3)

*Percentage not meaningful.

(1)	Includes $5.2 million and $3.8 million of non-cash stock-based compensation expense for the three months ended September 30, 2024 and 2023, respectively.
(2)	Includes $5.0 million and $3.0 million of non-cash stock-based compensation expense for the three months ended September 30, 2024 and 2023, respectively.

License and Collaboration Revenue

License and collaboration revenue increased from $0 for the three months ended September 30, 2023 to $4.7 million for the three months ended September 30, 2024, and consisted of $4.7 million of the $300.0 million transaction price for the Takeda Collaboration Agreement allocated to development services provided by us during the period based on the cost-based input method. For the three months ended September 30, 2023, we did not recognize any license and collaboration revenue.

Research and Development Expenses

	Three Months Ended
	September 30,		Dollar	%
	2024	2023	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide	$26,317	$24,905	$1,412	6
Clinical and development expense — PN-943	28	293	(265)	(90)
Clinical and development expense — other	42	20	22	110
Pre-clinical and drug discovery research expense	9,583	5,446	4,137	76
Total research and development expenses	$35,970	$30,664	$5,306	17

Research and development expenses increased $5.3 million, or 17%, from $30.7 million for the three months ended September 30, 2023 to $36.0 million for the three months ended September 30, 2024. The increase was primarily due to (i) an increase of $4.1 million in pre-clinical and drug discovery research program expense and ii) an increase of $1.4 million rusfertide clinical and development expense, partially offset by (iii) a decrease of $0.3 million in expenses for the PN-943 program as further development work was de-prioritized in 2023. We expect to nominate a development candidate from our discovery platform ready for IND-enabling studies, or foreign equivalents, by the end of 2024.

We had 98 and 84 full-time equivalent research and development employees as of September 30, 2024 and 2023, respectively. Research and development personnel-related expenses for the three months ended September 30, 2024 increased by $3.0 million as compared to the three months ended September 30, 2023, including increases of $1.5 million in personnel-related expenses and $1.5 million in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased $2.5 million, or 33%, from $7.7 million for the three months ended September 30, 2023 to $10.2 million for the three months ended September 30, 2024. This increase was primarily due to a $2.0 million increase in stock-based compensation expense and a $0.7 million increase in personnel-related expenses.

We had 28 and 27 full-time equivalent general and administrative employees as of September 30, 2024 and 2023, respectively.

Interest Income

Interest income increased $3.4 million, or 81%, from $4.3 million for the three months ended September 30, 2023 to $7.7 million for the three months ended September 30, 2024. This increase was primarily due to higher invested balances, including the $300.0 million one-time, non-refundable upfront payment received under the Takeda Collaboration Agreement in April 2024.

Income Tax Benefit

Income tax benefit was $0.4 million and $0 for the three months ended September 30, 2024 and 2023, respectively. Income tax benefit for the three months ended September 30, 2024 was a result of our net loss position for the period. The effective tax rate was 1.25% and 0% for the three months ended September 30, 2024 and 2023, respectively.

Comparison of the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended
	September 30,		Dollar	%
	2024	2023	Change	Change

	(Dollars in thousands)
License and collaboration revenue	$263,795	$—	$263,795	*
Operating expenses:
Research and development (1)	103,224	91,262	11,962	13
General and administrative (2)	34,508	25,439	9,069	36
Total operating expenses	137,732	116,701	21,031	18
Income (loss) from operations	126,063	(116,701)	242,764	*
Interest income	19,462	10,656	8,806	83
Other income (expense), net	219	(245)	464	*
Income (loss) before income tax expense	145,744	(106,290)	252,034	*
Income tax expense	(2,230)	—	(2,230)	*
Net income (loss)	$143,514	$(106,290)	$249,804	*

*Percentage not meaningful.

(1)	Includes $15.6 million and $13.2 million of non-cash stock-based compensation expense for the nine months ended September 30, 2024 and 2023, respectively.
(2)	Includes $12.9 million and $9.5 million of non-cash stock-based compensation expense for the nine months ended September 30, 2024 and 2023, respectively.

License and Collaboration Revenue

License and collaboration revenue increased from $0 for the nine months ended September 30, 2023 to $263.8 million for the nine months ended September 30, 2024. The Takeda Collaboration Agreement included a one-time, non-refundable upfront payment of $300.0 million, of which we recognized $255.0 million during the three months ended March 31, 2024. The remaining $45.0 million was recorded as deferred revenue to be recognized over time as we satisfy our performance obligation to complete the ongoing Phase 3 VERIFY trial for rusfertide.

License and collaboration revenue for the nine months ended September 30, 2024 of $263.8 million included $254.1 million of the $300.0 million upfront cash payment allocated to the delivery of the rusfertide license to Takeda upon effectiveness of the Takeda Collaboration Agreement in March 2024, and $9.7 million allocated to development services provided by us during the period based on the cost input method. For the nine months ended September 30, 2023, we did not recognize any license and collaboration revenue.

Research and Development Expenses

	Nine Months Ended
	September 30,		Dollar	%
	2024	2023	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide	$74,692	$74,387	$305	-
Clinical and development expense — PN-943	121	1,487	(1,366)	(92)
Clinical and development expense — other	126	61	65	107
Pre-clinical and drug discovery research expense	28,285	15,327	12,958	85
Total research and development expenses	$103,224	$91,262	$11,962	13

Research and development expenses increased $12.0 million, or 13%, from $91.3 million for the nine months ended September 30, 2023 to $103.2 million for the nine months ended September 30, 2024. The increase was primarily due to (i) an increase of $12.9 million in pre-clinical and drug discovery research program expense partially offset by (ii) a decrease of $1.4 million in expenses for the PN-943 program as further development work was de-prioritized in 2023. We expect to nominate a development candidate from our discovery platform for IND-enabling studies, or foreign equivalents, by the end of 2024.

We had 98 and 84 full-time equivalent research and development employees as of September 30, 2024 and 2023, respectively. Research and development personnel-related expenses for the nine months ended September 30, 2024 increased by $6.9 million as compared to the nine months ended September 30, 2023, including increases of $4.5 million in personnel-related expenses and $2.4 million in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased $9.1 million, or 36%, from $25.4 million for the nine months ended September 30, 2023 to $34.5 million for the nine months ended September 30, 2024. This increase was primarily due to a $4.6 million increase in advisory and legal fees related to the Takeda Collaboration Agreement, a $3.3 million increase in stock-based compensation expense and a $2.0 million increase in personnel-related expenses, partially offset by a $0.9 million decrease in market research, consulting and outside services and other general expenses.

We had 28 and 27 full-time equivalent general and administrative employees as of September 30, 2024 and 2023, respectively.

Interest Income

Interest income increased $8.8 million, or 83%, from $10.6 million for the nine months ended September 30, 2023 to $19.5 million for the nine months ended September 30, 2024. This increase was primarily due to higher invested balances, including the $300.0 million one-time, non-refundable upfront payment received under the Takeda Collaboration Agreement in April 2024.

Income Tax Expense

Income tax expense was $2.2 million and $0 for the nine months ended September 30, 2024 and 2023, respectively. Income tax expense for the nine months ended September 30, 2024 was a result of taxable income from the recognition of revenue in connection with the Takeda Collaboration Agreement. The effective tax rate was 1.53% and 0% for the nine months ended September 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

Sources of Liquidity

We had $583.3 million and $341.6 million in cash, cash equivalents and marketable securities as of September 30, 2024 and December 31, 2023, respectively. Historically, we have funded our operations primarily from net proceeds from the sale of shares of our common stock and the receipt of payments under collaboration agreements.

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

In August 2022, we entered into an Open Market Sale AgreementSM, pursuant to which we may offer and sell up to $100.0 million shares of our common stock from time to time in “at-the-market” offerings (the “2022 ATM Facility”). There were no sales of our common stock under the 2022 ATM Facility during the three and nine months ended September 30, 2024. During the nine months ended September 30, 2023, we sold 1,749,199 shares of our common stock under the 2022 ATM Facility for net proceeds of $24.3 million, after deducting issuance costs. There were no sales of our common stock under the 2022 ATM Facility during the three months ended September 30, 2023.

Pre-Funded Warrants

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

In August 2023, prior to the expiration of the Warrants, we entered into certain agreements with the Investors and their affiliates under which we agreed to allow the Warrants to be exercised in exchange for pre-funded warrants representing the same number of Warrant Shares underlying the Warrants with an exercise price of $0.001 per share (the “Pre-Funded Warrants”). Subsequent to the execution of the agreements and prior to the expiration of the Warrants, all outstanding Warrants were exercised for gross proceeds of $34.4 million in exchange for 44,748 shares of our common stock and Pre-Funded Warrants to purchase 2,705,252 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Pre-Funded Warrants) with an exercise price of $0.001 per share. The Pre-Funded Warrants will expire upon the day they are exercised in full. The Pre-Funded Warrants are exercisable at any time prior to expiration except that the Pre-Funded Warrants cannot be exercised by the Investors if, after giving effect thereto, the Investors would beneficially own more than 9.99% of our common stock, subject to certain exceptions. The common stock and Pre-Funded Warrants were recorded as a credit to additional paid-in capital. In accordance with Accounting Standards Codification Topic 260, Earnings Per Share, outstanding Pre-Funded Warrants are included in the computation of basic net loss per share because the exercise price is negligible, and they are fully vested and exercisable after the original issuance date. No Pre-Funded warrants were exercised during the three months ended September 30, 2024. During the nine months ended September 30, 2024, Pre-Funded Warrants to purchase 84,992 shares were net exercised, resulting in the issuance of 84,989 shares of common stock. No Pre-Funded Warrants were exercised during the three and nine months ended September 2023. As of September 30, 2024, Pre-Funded Warrants to purchase 2,620,260 were outstanding.

Receipt of Payments Under Collaboration Agreements

In March 2024, we earned a $300.0 million one-time, non-refundable upfront payment from Takeda upon the closing of the Takeda Collaboration Agreement, which we received in April 2024.

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

Under the JNJ License and Collaboration Agreement, we earned a $50.0 million milestone payment upon the dosing of the third patient in the ICONIC-TOTAL Phase 3 trial in late October 2023, which we received in December 2023. We earned a $10.0 million milestone payment upon the dosing of the third patient in the ANTHEM Phase 2b trial in UC in December 2023, which we received in January 2024. We have earned a total of $172.5 million in non-refundable payments from JNJ from the inception of the JNJ License and Collaboration Agreement in 2017 through September 30, 2024. We have also received payments for services provided under the collaboration agreement, and we may make in-kind payment reimbursements to JNJ for certain costs they have incurred pursuant to the cost sharing terms of the agreement.

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

Capital Requirements

As of September 30, 2024, we had $583.3 million in cash, cash equivalents and marketable securities and an accumulated deficit of $472.2 million. Our capital expenditures were $1.0 million and $0.6 million for the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively. Our primary uses of cash are to fund our operating expenses, including our research and development expenditures and general and administrative costs. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months from the date of this Quarterly Report based on current operating plans and financial forecasts.

We may require additional funding to advance our early discovery pipeline and to develop, acquire, or in-license other potential product candidates. Our future funding requirements will depend on many factors, including:

●	the progress, timing, scope, results and costs of advancing our clinical trials for our product candidates, including the ability to enroll patients in a timely manner for our clinical trials;
●	the costs of and our ability to obtain clinical supplies for our current product candidates and any other product candidates we may identify and develop;
●	our ability to successfully commercialize our current product candidates with our collaboration partners and any other product candidates we may identify and develop;
●	the success of our existing or future collaboration with third parties;
●	the selling and marketing costs associated with rusfertide, which is being co-developed and co-commercialized with Takeda under the Takeda Collaboration Agreement, and any other product candidates we may identify and develop, including the costs and timing of expanding our sales and marketing capabilities;
●	the achievement of development, regulatory and sales milestones resulting in payments to us from JNJ under the JNJ License and Collaboration Agreement, Takeda under the Takeda Collaboration Agreement, or other such arrangements that we may enter into, and the timing of receipt of such payments, if any;
●	the timing, receipt and amount of royalties from JNJ under the JNJ License and Collaboration Agreement or Takeda under the Takeda Collaboration Agreement upon regulatory approval or clearance, if any;
●	the amount and timing of sales and other revenues from our current product candidates and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;
●	the cash requirements of any future acquisitions or discoveries of product candidates;
●	the time and costs necessary to respond to technological and market developments; and
●	the extent to which we may acquire or in-license other product candidates and technologies.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2024	2023

Condensed Consolidated Statements of Cash Flows Data:	(Dollars in thousands)
Cash provided by (used) in operating activities	$213,330	$(87,196)
Cash (used in) provided by investing activities	$(290,758)	$22,029
Cash provided by financing activities	$21,822	$169,950
Stock-based compensation	$28,461	$22,692
Deferred revenue	$36,205	$—

Cash Provided by (Used in) Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2024 was $213.3 million and consisted primarily of our net income of $143.5 million, $28.5 million of stock-based compensation and a change of $45.1 million in net operating assets and liabilities. The change in net operating assets and liabilities was driven primarily by a change of $36.2 million in deferred revenue related to the Takeda Collaboration Agreement and a change of $10.0 million in receivable from collaboration partner related to a milestone payment under the Janssen License and Collaboration Agreement. The $300.5 million increase in cash provided by operating activities during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to the receipt of a $300.0 million one-time, non-refundable upfront payment related to the Takeda Collaboration Agreement.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities for the nine months ended September 30, 2024 was $290.8 million and consisted primarily of purchases of marketable securities of $507.3 million, partially offset by proceeds from maturities of marketable securities of $217.6 million. The $312.8 million increase in cash used in investing activities for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily related to the investment of a portion of the proceeds related to the Takeda Collaboration Agreement.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2024 was $21.8 million and consisted of net cash proceeds of $22.4 million from the issuance of common stock upon exercises of stock options and purchases of stock under our employee stock purchase plan (“ESPP”), partially offset by $0.6 million in tax withholding payments related to net settlement of restricted stock units. The $148.1 million decrease in cash provided by financing activities for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to $107.9 million of proceeds received from a public offering of our common stock in April 2023 and a $24.3 million decrease in ATM sales of our common stock, partially offset by a $18.2 million increase in proceeds from the issuance of common stock upon exercise of options and purchases of common stock under the ESPP.

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

Except as described above, during the nine months ended September 30, 2024 there were no other material changes to our material cash requirements, including commitments for capital expenditures, described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 27, 2024.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our interest-earning investments and inflation risk affecting labor costs and clinical trial costs.

Interest Rate Fluctuation Risk

We had $583.3 million and $341.6 million in cash, cash equivalents and marketable securities at September 30, 2024 and December 31, 2023, respectively. Our cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Marketable securities consist of certificates of deposit, corporate bonds, commercial paper and government bonds. A portion of our investments may be subject to interest rate risk and could decline in value if market interest rates increase. Based on our interest rate sensitivity analysis, an immediate 100 basis point increase in interest rates would increase our annual interest income by approximately $3.4 million, while an immediate 100 basis point decrease in interest rates would decrease our annual interest income by approximately $3.4 million.

Approximately $1.2 million and $0.9 million of our cash balance was located in Australia at September 30, 2024 and December 31, 2023, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of our expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on the results of our operations.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our costs, such as the cost of labor and research and development contract costs. We do not believe inflation has had a material adverse effect on the results of our operations during the three and nine months ended September 30, 2024.

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

We have incurred significant annual operating losses each year since inception and may continue to incur operating losses for the foreseeable future. As of September 30, 2024, we had an accumulated deficit of $472.2 million. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development. As a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approvals for, our product candidates.

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

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $583.3 million. Based upon our current operating plan and expected expenditures we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months. However, we may need to have access to additional funds in the future in order to complete clinical development or commercialize our product candidates to a point where our operations generate net cash inflows.

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

As of September 30, 2024, we had 126 full-time equivalent employees, including 98 full-time equivalent employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, scientific, sales, marketing, research, development, regulatory, manufacturing, financial and other resources. In addition, as our operations expand, we expect that we will need to manage relationships with strategic collaborators, CROs, contract manufacturers, suppliers, vendors and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. We may not be successful in accomplishing these tasks in growing our company, and our failure to accomplish any of them could adversely affect our business and operations.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. From January 1, 2024 through September 30, 2024, the reported sale price of our common stock has fluctuated between $21.43 and $48.00 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock, including due to the factors discussed in these “Risk Factors” and elsewhere in this Quarterly Report.

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

On July 15, 2024, Dinesh V. Patel, our Chief Executive Officer and a member of our Board, terminated a trading plan intended to satisfy Rule 10b5-1(c) which he adopted on April 22, 2024 to sell up to 300,000 shares of the Company’s common stock through July 31, 2025, or such earlier date when all transactions under the trading plan were completed, subject to certain conditions. During the fiscal quarter ended September 30, 2024, no other director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case as defined in Item 408(a) of Regulation S-K).

ITEM 6.EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-37852 001-37852	3.1	8/16/2016 6/26/2024
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Protagonist Therapeutics, Inc.	8-K		3.1
3.3	Amended and Restated Bylaws	S-1/A	333-212476	3.2b	8/1/2016
31.1+	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

PROTAGONIST THERAPEUTICS, INC.

Date: November 7, 2024	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Asif Ali
Asif Ali
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)