Form 10-K
period 2024-12-31
Protagonist Therapeutics, Inc
filed 2025-02-21
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2.0 billion as of June 28, 2024, based upon the closing sale price on The Nasdaq Stock Market LLC reported on June 28, 2024. Excludes an aggregate of 630,843 shares of the registrant’s common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 28, 2024, the registrant assumed that a stockholder was an affiliate of the registrant if such stockholder (i) beneficially owned 10% or more of the registrant’s common stock, as determined based on public filings and/or (ii) was an executive officer or director or was affiliated with an executive officer or director of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

There were 61,384,289 shares of registrant’s Common Stock, par value $0.00001 per share, outstanding as of February 19, 2025.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

Auditor Firm ID:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	San Mateo, California, USA

PROTAGONIST THERAPEUTICS, INC.

2024 FORM 10-K ANNUAL REPORT

PART I

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, expectations, plans or intentions relating to clinical development, product candidates, the regulatory approval process, products and markets, and business trends and other information referred to under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. These statements are subject to substantial known and unknown risks, uncertainties and other factors that may cause our actual results, outcomes, performance or achievements, or the timing of such results, outcomes, performance or achievements, to be materially different from any results, outcomes, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “assumes,” “believes,” “commitments,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” “will,” “would,” “seeks” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors, including, among other things, the potential for our programs; the timing, initiation, progress and expected results of our clinical trials and research and development programs, including enrollment, data, costs and regulatory submissions; our cash runway; our ability to advance product candidates into, and successfully complete, non-clinical studies and clinical trials; the potential for eventual regulatory approval and commercialization of our product candidates; the commercialization of our product candidates, if approved; our ability and the potential to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved; the pricing, coverage, and reimbursement of our product candidates, if approved; our potential receipt of milestone payments and royalties under our collaboration agreements; future operating results; our ability to generate sales, income or cash flow; our estimates regarding expenses, capital requirements, and needs for additional financing and our ability to obtain additional capital; our ability to retain the continued service of our key executives and to identify, hire, and retain additional qualified professionals, the impact of any future outbreaks of disease, epidemics and pandemics; ongoing military conflicts, including between Ukraine and Russia and in the Middle East; rising tensions between China and Taiwan; developments relating to our competitors and our industry, including competing product candidates and therapies; inflationary pressure and the availability of credit. Forward-looking statements involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those risks, uncertainties and assumptions discussed in Part I, Item 1A, of this Annual Report on Form 10-K. These statements are based on information available to us as of the date of this Annual Report and, while we believe such information provides a reasonable basis for these statements, the information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future developments, changes in assumptions or otherwise. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. “Protagonist,” the Protagonist logo and other trademarks, service marks and trade names of Protagonist are registered and unregistered marks of Protagonist Therapeutics, Inc. in the United States and other jurisdictions.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, and other risks and uncertainties that we face, can be found below under the heading Item 1A, “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.

●	We have no approved products and no historical commercial revenue, which makes it difficult to assess our future prospects and financial results.
●	We are heavily dependent on the success of our product candidates in clinical development.
●	Clinical development is a lengthy and expensive process with an uncertain outcome, and failure can occur at any stage of clinical development.
●	Our product candidates may cause undesirable side effects or have other properties adversely impacting safety that delay or prevent their regulatory approval, restrict their approved labeling, or otherwise limit their commercial opportunity, including being required by an independent data monitoring committee or regulatory authorities to delay or halt or clinical trials, or if such side effects or adverse events are sufficiently severe or prevalent, to suspend or cease altogether further development of our product candidates.
●	We have incurred a cumulative net loss since our inception and anticipate that we may incur significant losses in the future.
●	We have never generated any revenue from product sales and may never be profitable.
●	Unstable market and macroeconomic conditions including elevated and sustained inflation and changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, may have serious adverse consequences on our business, financial condition and stock price.
●	We may require additional funding.
●	Raising additional capital may cause dilution to our existing stockholders.
●	We rely on J&J Innovative Medicines (“JNJ”) to continue the development of product candidates subject to our license and collaboration with JNJ, and to successfully commercialize any resulting products, and we rely on Takeda Pharmaceuticals USA, Inc. (“Takeda”) to successfully commercialize any products resulting from our collaboration agreement with Takeda.
●	Our existing or future collaborations with third parties may not be successful.
●	We rely on third parties to conduct our pre-clinical studies and clinical trials and are subject to risks associated with their businesses and performance of their obligations to us.
●	We rely on third-party contract manufacturers to manufacture our drug substance and clinical drug product.
●	If we are ultimately unable to obtain regulatory approval for our product candidates in the United States or other jurisdictions, our business will be substantially harmed.

●	If our partners do not satisfy their obligations under our agreements with them, or if they terminate our partnerships with them, we may not be able to develop or successfully commercialize our partnered product candidates successfully.
●	We face significant competition from other biotechnology and pharmaceutical companies.
●	We may face risks to our business arising from outbreaks of disease, epidemics and pandemics, including risks to our ongoing and planned clinical trials and pre-clinical and discovery research.
●	Unstable market and economic conditions, including elevated and sustained inflation, may have serious adverse consequences on our business, financial condition and stock price.
●	Our success depends on our ability to attract, retain and motivate qualified executives and other personnel.
●	We may experience difficulties in managing the growth of our organization.
●	We are subject to risks associated with information technology systems or breaches of data security.
●	Any misconduct by our employees, independent contractors, principal investigators, consultants and vendors could have a material adverse effect on our business.
●	Our headquarters is located near known earthquake fault zones.
●	If we are unable to obtain or protect intellectual property rights related to our product candidates and technologies, we may not be able to compete effectively in our markets.
●	We may be involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and ultimately unsuccessful.
●	Patents covering our product candidates could be found invalid or unenforceable.
●	Third-party claims of intellectual property infringement may prevent or delay our drug discovery and development efforts.
●	Our stock price has been and will likely continue to be volatile and may decline, regardless of our operating performance.

Item 1.Business

OVERVIEW

We are a discovery through late-stage development biopharmaceutical company focused on peptide therapeutics. Our clinical programs fall into two broad categories of diseases: (i) hematology and blood disorders, and (ii) inflammatory and immunomodulatory (“I&I”) diseases. Two novel peptides derived from our proprietary discovery technology platform, rusfertide and icotrokinra (formerly known as JNJ-2113), are currently in advanced Phase 3 clinical development, with New Drug Application (“NDA”) submissions to the U.S. Food and Drug Administration (“FDA”) potentially in 2025.

Rusfertide, an injectable mimetic of the natural hormone hepcidin, is currently in Phase 3 development for treatment of the rare blood disorder polycythemia vera (“PV”). Rusfertide is being co-developed and will be co-commercialized with Takeda Pharmaceuticals, Inc. (“Takeda”) and the Company remains primarily responsible for development through NDA filing. Icotrokinra is a first-in-class investigational targeted oral peptide that selectively blocks the Interleukin-23 receptor (“IL-23R”) and is licensed to J&J Innovative Medicines (“JNJ”), formerly Janssen Biotech, Inc. Following icotrokinra’s joint discovery by us and JNJ scientists pursuant to our IL-23R collaboration, we were primarily responsible for the development of icotrokinra through Phase 1, with JNJ assuming responsibility for development in Phase 2 and beyond.

We also have a number of pre-clinical stage oral drug discovery programs to address clinically and commercially validated targets, including IL-17 oral peptide antagonist PN-881, an oral metabolic/obesity peptide program, and an oral hepcidin mimetic/ferroportin blocker program.

2024 Key Highlights

Worldwide License and Collaboration Agreement for Rusfertide with Takeda

●	On January 31, 2024, we and Takeda announced a worldwide license and collaboration agreement for rusfertide. We received an upfront cash payment of $300.0 million in April 2024, and we are eligible to receive up to $330.0 million in development, regulatory, and sales milestones, for a potential deal value of up to $630.0 million, as well as an equal share of profits and losses in the U.S. and royalties on net sales outside the U.S.
●	Under the terms of the agreement, we have the right to opt-out of the 50:50 profit share. In that event, we would be eligible to receive additional cash payments of up to $400.0 million and enhanced milestones of up to $975.0 million, as well as royalties on worldwide net sales. Takeda would maintain full ex-U.S. rights under either scenario.

Two articles published in the New England Journal of Medicine (“NEJM”) in February 2024

●	On February 7, 2024, the icotrokinra Phase 2b FRONTIER 1 trial results in adults living with moderate-to-severe plaque psoriasis were published in the NEJM.
●	On February 21, 2024, the complete Phase 2 REVIVE trial results for rusfertide, including efficacy and safety data, were published in the NEJM.

Addition to S&P SmallCap 600 Index

We joined the S&P SmallCap 600 Index on July 3, 2024.

Positive Phase 3 topline results from Phase 3 ICONIC studies of icotrokinra in plaque psoriasis

●	On November 18, 2024, we announced that in the ICONIC-LEAD study, once-daily icotrokinra showed significant skin clearance versus placebo in adults and adolescents with moderate to severe plaque psoriasis. At week 16, nearly two-thirds (64.7%) of patients treated with icotrokinra achieved Investigator’s Global Assessment (“IGA”) scores of 0 or 1 (clear or almost clear skin), and 49.6% achieved PASI 90 (90% improvement in skin lesions as measured by the Psoriasis Area and Severity Index (“PASI”)), compared to 8.3% and 4.4% on placebo, respectively.
●	Further increases in response rates continued to be observed at week 24, with 74.1% of patients treated with icotrokinra achieving IGA scores of 0 or 1, and 64.9% achieving PASI 90. Safety data was found to be consistent with the Phase 2 FRONTIER 1 and 2 studies. A similar proportion of patients experienced adverse events between icotrokinra and placebo, with 49.3% and 49.1% of participants, respectively, experiencing a treatment-emergent adverse event (“TEAE”) at week 16.
●	In addition, positive topline results from the Phase 3 ICONIC-TOTAL study showed that once-daily icotrokinra met the primary endpoint of IGA of 0 or 1 at week 16 compared to placebo.

Nomination of PN-881, a potential best-in-class oral peptide IL-17 antagonist development candidate; additional discovery programs announced

●	On November 21, 2024, we announced the nomination of PN-881 following extensive preclinical studies, including oral stability, potency, tissue distribution, and pharmacokinetics measurements, and evaluation in immunologic pharmacodynamics and preclinical efficacy models. PN-881 showed in vitro blockade of IL-17 AA homodimer, FF homodimer and AF heterodimer. It showed approximately 100-fold greater potency than secukinumab, and similar potency to the most potent approved antibody drugs and nanobody therapeutics currently in development.
●	We expect to nominate an oral development candidate in the hepcidin mechanism-based hematology program in the fourth quarter of 2025, and an oral peptide-based development candidate in the metabolic/obesity program in the second quarter of 2025.

Achievement of an amended $165.0 million milestone

●	Under the terms of the icotrokinra license and collaboration agreement with J&J, as amended in November 2024, we earned $165.0 million in milestone payments during the fourth quarter of 2024.
●	The $165.0 million payment was received in January 2025, and we remain eligible for up to $630.0 million in future development and sales milestone payments, and tiered royalties of 6-10% on worldwide net sales. The 10% royalty tier applies to net worldwide sales of $4 billion or more.

Significantly enhanced cash resources

We ended fiscal 2024 with cash, cash equivalents and marketable securities of approximately $559.2 million, a significant increase from cash, cash equivalents and marketable securities of approximately $341.6 million as of December 31, 2023.

Figure 1: Our Product Pipeline

Rusfertide

Rusfertide is currently in Phase 3 development for the treatment of PV. VERIFY (ClinicalTrials.gov identifier NCT05210790) is a global double-blind, placebo-controlled Phase 3 clinical trial of rusfertide in PV for approximately 250 patients. The trial evaluates the efficacy, symptom burden and safety of once-weekly, subcutaneously self-administered rusfertide in patients with uncontrolled hematocrit who are phlebotomy dependent despite standard of care treatment. The trial enrolled patients across North and South America, Europe, Asia and Australia. We expect to announce top-line data for the trial’s 32-week primary efficacy endpoint in March 2025, potentially leading to an NDA filing in the fourth quarter of 2025.

Our rusfertide Phase 2 clinical trials include the following:

●	REVIVE (NCT04057040) – A Phase 2 proof of concept (“POC”) trial, was initiated in the fourth quarter of 2019. We completed enrollment of patients in the first quarter of 2022 and 70 patients were enrolled through the end of the randomized withdrawal portion of the trial, which was completed during the first quarter of 2023 and is continuing in an ongoing open-label extension (“OLE”);
●	THRIVE (NCT06033586) – A Phase 2 long-term OLE for REVIVE patients on years three through five of treatment; and
●	PACIFIC (NCT04767802) – Another Phase 2 trial for rusfertide for patients diagnosed with PV and with routinely elevated hematocrit levels (>48%), was initiated during the first quarter of 2021, and the 52-week trial was completed during the second quarter of 2023.

Final results from the REVIVE trial presented at the American Society of Hematology (“ASH”) 2024 Annual Meeting in December 2024 showed that 54% of patients with PV experienced more than 2.5 years of durable hematocrit control (<45%), decreased phlebotomy use, long-term tolerability and improvements in patient-reported outcomes.

In January 2024, we entered into a worldwide license and collaboration agreement for rusfertide with Takeda (the “Takeda Collaboration Agreement”). We are primarily responsible for the development of rusfertide through a potential

NDA filing. Under the terms of the agreement, we received a one-time, non-refundable upfront payment of $300.0 million in April 2024, and we are eligible to receive additional worldwide development, regulatory and commercial milestone payments for rusfertide of up to $330.0 million, inclusive of the following potential upcoming milestones:

●	$25.0 million upon successful achievement of the primary endpoint in the Phase 3 VERIFY trial for rusfertide in PV; and
●	$50.0 million upon FDA approval of an NDA for rusfertide in PV (or $75.0 million if we exercise our full right to opt-out of the 50:50 U.S. profit and loss sharing arrangement).

We are also eligible to receive tiered royalties from 10% to 17% on ex-U.S. net sales of rusfertide and other specified second-generation injectable hepcidin memetic compounds (the “Licensed Products”). We and Takeda will also share equally in profits and losses (50% to us and 50% to Takeda) of the Licensed Products in the United States, if approved. See Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details related to the agreement, including our right to opt-out of the 50:50 U.S. profit and loss sharing arrangement.

Icotrokinra

Our IL-23R antagonist compound icotrokinra, licensed to J&J, is an orally delivered drug that is designed to block biological pathways currently targeted by marketed injectable antibody drugs. Our orally stable peptide approach may offer a targeted therapeutic approach for gastrointestinal and systemic compartments as needed. We believe that, compared to antibody drugs, icotrokinra has the potential to provide clinical improvement in an oral medication with increased convenience and compliance and the opportunity for the earlier introduction of targeted oral therapy.

JNJ has initiated the following icotrokinra trials:

●	ICONIC-LEAD (NCT06095115) – A 684-patient randomized, controlled Phase 3 trial to evaluate the safety and efficacy of icotrokinra compared with placebo in participants with moderate-to-severe plaque psoriasis, with PASI-90 and IGA scores of 0 (clear) or 1 (almost clear) as co-primary endpoints;
●	ICONIC-TOTAL (NCT06095102) – A 311-patient randomized, controlled Phase 3 trial to evaluate the efficacy and safety of icotrokinra compared with placebo for the treatment of plaque psoriasis in participants with at least moderate severity affecting special areas (scalp, genital, and/or palms of the hands and soles of the feet) with overall IGA scores of 0 or 1 as the primary endpoint;
●	ICONIC-ADVANCE 1 (NCT06143878) – A 774-patient randomized, controlled Phase 3 trial to evaluate the effectiveness of icotrokinra in participants with moderate-to-severe plaque psoriasis compared to placebo and Sotyktu® (“deucravacitinib”). The trial’s primary co-endpoints are PASI-90 and IGA scores of 0 or 1;
●	ICONIC-ADVANCE 2 (NCT06220604) – A 731-patient Phase 3 trial similarly designed to ICONIC ADVANCE 1 in participants with moderate-to-severe plaque psoriasis;
●	Pustular/Erythrodermic Psoriasis (NCT06295692) – A 19-patient open label Phase 3 trial to evaluate the effectiveness of icotrokinra in participants with pustular or erythrodermic psoriasis;
●	ICONIC-PsA 2 (NCT06807424) – A 750-patient randomized, controlled Phase 3 trial to evaluate the efficacy and safety of icotrokinra compared with placebo in biologic-experienced patients with active psoriatic arthritis (“PsA”); and
●	ANTHEM-UC (NCT06049017) – A 252-patient randomized, controlled Phase 2b trial to evaluate the safety and effectiveness of icotrokinra compared with placebo in participants with moderate-to-severely active ulcerative colitis (“UC”).

In the fourth quarter of 2024, we announced positive topline results for the ICONIC-LEAD and ICONIC-TOTAL Phase 3 trials. In the ICONIC-LEAD trial, once daily icotrokinra showed significant skin clearance versus placebo in adults and adolescents with moderate to-severe plaque psoriasis. At week 16, nearly two-thirds (64.7%) of patients treated with icotrokinra achieved IGA scores of 0 or 1 and 49.6% achieved PASI-90, compared to 8.3% and 4.4% on placebo, respectively. In addition, topline results from the Phase 3 ICONIC-TOTAL trial showed that once daily icotrokinra met the primary endpoint of IGA scores of 0 or 1 at week 16 as compared to placebo. Comprehensive results from both ICONIC-LEAD and ICONIC-TOTAL are expected to be presented at upcoming medical congresses and shared with health authorities in planned submissions.

Topline results for the ANTHEM trial are expected in the first quarter of 2025. Topline results for the ICONIC-ADVANCE 1, ICONIC-ADVANCE 2, and pustular/erythrodermic psoriasis trials are expected in the second quarter of 2025.

On July 27, 2021, we entered into an Amended and Restated License and Collaboration Agreement with JNJ, which amended and restated the License and Collaboration Agreement, effective July 13, 2017, by and between the Company and JNJ, as amended by the first amendment, effective May 7, 2019 (together, the “JNJ License and Collaboration Agreement”) for the development and commercialization of icotrokinra. During the fourth quarter of 2023, we earned a $50.0 million milestone payment in connection with the dosing of the third patient in the ICONIC-TOTAL Phase 3 clinical trial of icotrokinra in patients with moderate-to-severe psoriasis and a $10.0 million milestone payment upon the dosing of the third patient in the ANTHEM Phase 2b trial in patients with moderately-to-severely active UC. The JNJ License and Collaboration Agreement was further amended in November 2024 to:

●	increase the milestone payment for a Phase 3 clinical trial of any licensed product for any indication meeting its primary endpoint by $50.0 million, from $115.0 million to $165.0 million;
●	eliminate the $35.0 million milestone payment previously due for the acceptance of an NDA filing by the FDA for a licensed product for any indication; and
●	eliminate the $15.0 million milestone payment previously due for the dosing of the third patient in the first Phase 3 clinical trial of a licensed product for a second indication.

We earned the $165.0 million milestone payment described above during the fourth quarter of 2024. We have earned a total of $337.5 million in nonrefundable payments from JNJ from 2017 through December 31, 2024. We are eligible to receive up to $630.0 million in future development and sales milestone payments, inclusive of the following potential upcoming milestones:

●	$50.0 million milestone upon approval of an NDA for icotrokinra in any indication;
●	$25.0 million milestone upon the acceptance of an NDA filing by the FDA for icotrokinra in a second indication; and
●	$45.0 million milestone upon the approval of an NDA for icotrokinra in a second indication.

We also remain eligible to receive upward tiering royalties on net product sales at percentages ranging from 6% percent to 10% percent, with 10% percent applicable for net sales over $4.0 billion. See Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

PN-881

In the fourth quarter of 2024, we announced the selection of PN-881, a potential best-in-class oral peptide IL-17 antagonist, as a development candidate for the treatment of immune-mediated skin diseases. PN-881 targets three IL-17 dimers (IL-17 AA, AF and FF), which may offer potential treatment options for hidradenitis suppurativa (“HS”), spondyloarthritis, plaque psoriasis and psoriatic arthritis (“PsA”). Investigational New Drug (“IND”), or foreign equivalent, enabling studies are ongoing, and we expect to initiate a PN-881 Phase 1 study in the fourth quarter of 2025.

Discovery Platform

Our clinical and pre-clinical assets are all derived from our proprietary discovery platform. Our platform enables us to engineer novel, structurally constrained peptides that are designed to retain key advantages of both orally delivered small molecules and injectable antibody drugs while overcoming many of their limitations as therapeutic agents.

Importantly, constrained peptides can be designed to potentially alleviate the fundamental instability inherent in traditional peptides to allow different delivery forms, such as oral, subcutaneous, intravenous, and rectal. Our discovery pipeline has strategically focused on (i) hematology and blood disorders, (ii) I&I diseases and (iii) metabolic diseases, including obesity.

We have a pre-clinical stage program to identify an orally administered hepcidin mimetic/ferroportin blocker, which we believe to be complementary to the injectable rusfertide for offering the best treatment options for PV and other potential erythropoietic and iron imbalance disorders, and we expect to nominate a development candidate in the fourth quarter of 2025. We also have an oral peptide-based metabolic/obesity program and expect to nominate a development candidate in the second quarter of 2025.

RUSFERTIDE: AN INJECTABLE HEPCIDIN MIMETIC

Rusfertide, an injectable hepcidin mimetic, was discovered through our peptide technology platform. Hepcidin is a natural hormone that regulates iron metabolism. We are developing rusfertide for the treatment of PV.

Polycythemia Vera

PV is a rare myeloproliferative neoplasm that is typically associated with a Janus Kinase (“JAK”) 2 mutation. PV is primarily characterized by the overproduction of red blood cells (“RBCs”), which contributes to an elevated risk of cardiovascular and thrombotic events, such as heart attack and stroke. PV is also associated with a risk of disease progression to myelofibrosis or leukemia. According to National Comprehensive Cancer Network (“NCCN”) guidelines, age and thrombosis history determine a patient’s risk classification as either low-risk or high-risk. Regardless of risk, treatment guidelines for PV consistently emphasize the importance of controlling the patient’s hematocrit (RBCs as a percentage of whole blood) below 45% to reduce thrombotic risk.

Early-stage patients are typically treated with low dose aspirin and therapeutic phlebotomy. Hydroxyurea may also be used alone or in combination with phlebotomy. At later stages, patients may receive interferons, marketed as Besremi® or Pegasys®, or ruxolitinib, a JAK inhibitor marketed as Jakafi®. Cytoreductive therapies such as hydroxyurea, interferons and ruxolitinib impact all cell lines and can have challenging side effect profiles associated with their cytoreductive mechanisms. We believe there are substantial PV patient groups that could benefit from a new non-cytoreductive therapeutic option which specifically targets RBCs. Although NCCN guidelines state that hematocrit levels should be maintained below 45% to reduce thrombotic risk, analysis of a large medical claims database indicated that 78% of treated PV patients did not maintain hematocrit control below 45%. These findings showed that current therapies do not offer adequate hematocrit control, highlighting a significant unmet need in the United States alone where patients may have an elevated risk of cardiovascular and thrombotic events.

There are approximately 155,000 diagnosed (approximately 78,000 treated) patients living in the United States, with a similar number in Europe, representing an estimated market opportunity of approximately $1.0 billion to $2.0 billion. Patients are typically diagnosed between the ages of 50 and 70, and median survival is approximately 14 years. Approximately 55% of treated PV patients receive frequent phlebotomy and high doses of hydroxyurea, which can cause undue burden to the patient. Additionally, approximately 16% of patients experience a thrombotic event while receiving treatment(s) for PV. We believe rusfertide can potentially benefit a broad spectrum of patients across the continuum of care, either as monotherapy or in combination with other cytoreductive therapies.

We believe that rusfertide has the potential to provide a substantial benefit to patients by offering a treatment focused on managing hematocrit in a consistent and predictable manner, dramatically decreasing the need for phlebotomy. Rusfertide is a non-cytoreductive mimetic of the natural hormone hepcidin, the master regulator of iron homeostasis in the body. Since high RBC production consumes iron stores, PV can cause iron deficiency, which is often exacerbated by phlebotomy. Rusfertide has a unique iron regulatory mechanism, which data from our Phase 2 REVIVE trial suggests allows for persistent control of hematocrit without causing iron deficiency. Rusfertide acts by redistributing iron away from the bone marrow, where iron is essential for RBC production, thereby limiting excess RBC production while still providing sufficient iron levels to support other normal cellular and organ functions.

Cancers are common in PV patients. A retrospective analysis presented at the ASH 2023 Annual Meeting in December 2023 on the incidence of cancers in PV patients not treated with rusfertide demonstrated the heightened underlying cancer risk in this population, particularly among those treated with hydroxyurea. Additionally, the majority of patients with prior TEAEs, who are at highest risk of developing a TEAE, did not experience recurrent TEAEs while on rusfertide. The mechanisms contributing to the increased risk of cancers in PV patients are not well understood. However, the subset of PV patients treated with hydroxyurea in this study of real-world claims data had nearly twice the rate of cancers compared to phlebotomy-only treated patients.

Clinical Development of Rusfertide in PV

In the fourth quarter of 2019, we initiated REVIVE, a Phase 2 trial of rusfertide in PV designed to evaluate safety and preliminary efficacy in patients requiring phlebotomy (“PHL”). The REVIVE trial was expected to enroll approximately 60 patients and consisted of a 16-week open-label dose finding stage every 4 weeks from 10 mg to 80 mg and a 12-week maintenance period at doses which generate desired hematocrit levels, followed by a 12-week randomized and blinded withdrawal stage. The endpoints of this clinical POC trial include measurement of blood parameters (hematocrit and hemoglobin levels), reductions or delay in phlebotomy requirements, and improvements in quality-of-life symptoms. We initiated THRIVE, a Phase 2 long-term extension trial, to monitor long-term safety and benefits of rusfertide for REVIVE patients on years three through five of treatment.

Figure 2. REVIVE and THRIVE: Rusfertide Phase 2 PV Trial Design

Preliminary results showed that the vast majority of patients treated with rusfertide in the REVIVE clinical trial were able to eliminate therapeutic phlebotomies and maintain a target hematocrit level of less than 45 percent. Treatment with rusfertide was also shown to reverse iron deficiency, an important side effect of regular therapeutic phlebotomies as a treatment for PV. Preliminary results indicated that rusfertide therapy resulted in rapid, sustained and durable hematocrit control without clinically meaningful changes in white blood cell and platelet counts. Rusfertide demonstrated similar efficacy in all categories of patients, independent of the PV patient risk category or concurrent therapy with hydroxyurea, interferon or ruxolitinib.

In March 2023, we announced positive topline results from the blinded, placebo-controlled, randomized withdrawal portion of the REVIVE trial. Subjects receiving rusfertide achieved statistically significant improvements versus placebo in the trial’s primary endpoint. The double-blind, placebo-controlled, 12-week randomized withdrawal portion was included as Part 2 of the REVIVE trial to evaluate rusfertide in PV patients with frequent phlebotomy requirements. In the REVIVE trial, subjects were initially enrolled in the 28-week open label dose-titration and efficacy evaluation Part 1 of the trial, followed by 1:1 randomization of 53 subjects to placebo versus rusfertide therapy for a subsequent duration of 12 weeks. More subjects receiving rusfertide during the blinded randomized withdrawal portion of the REVIVE trial were responders compared with placebo (69.2% versus 18.5%, p=0.0003). A trial subject was defined as a responder if the subject completed 12 weeks of double-blind treatment while maintaining hematocrit control without phlebotomy eligibility and without phlebotomy. During the 12 weeks of the blinded, randomized withdrawal, 92.3% of subjects on rusfertide (24 out of 26) were not phlebotomized.

In addition, in subjects with moderate or severe Myeloproliferative Neoplasm-Symptom Assessment Form (“MPN-SAF”) symptom scores at baseline, the change from baseline was statistically significant in fatigue, problems with concentration, inactivity and itching during the 28-week open label Part 1 of the trial. Meaningful comparison of symptoms assessments in Part 2 are not possible since a majority of subjects randomized to placebo discontinued prior to the 12-week assessment of MPN-SAF symptoms.

Rusfertide continued to be generally well tolerated in the REVIVE trial, with localized ISRs comprising the majority of reported adverse events. No new safety signals were observed in safety data disclosed in connection with the Part 2 efficacy results, relative to the safety data from the REVIVE trial presented at the December 2022 ASH Annual Meeting, which indicated that 84% of TEAEs were Grade 2 or below. 16% of patients experienced Grade 3 TEAEs and there were no Grade 4 TEAEs.

In December 2023, we presented two-year follow up data from patients in the Phase 2 REVIVE trial who continued into the OLE at the ASH 2023 Annual Meeting. The Phase 2 trial consisted of three parts including 70 patients in the dose-finding Part 1 (28 weeks), 59 patients in the placebo-controlled, randomized withdrawal Part 2 (13 weeks), and 58 patients in the OLE (52 weeks). At the end of Part 2, 69% (18/26) of rusfertide patients achieved hematocrit control and remained phlebotomy free at 12 weeks, compared to only 19% (5 out of 27) on placebo (p=0.0003). Among the 58 patients that continued into the OLE, as of October 17, 2023 (data cut-off date for the ASH presentation), 57 had been treated for over one year and 37 had been treated for over two years. The median follow-up was 2.1 years and data were provided out to 2.5 years in 21 patients.

Results showed that rusfertide, when used in patients previously treated with phlebotomy with or without cytoreductive therapy through two years, resulted in durable hematocrit control, decreased phlebotomy use, long-term tolerability, and no new safety signals in patients with PV. An analysis of the PACIFIC Phase 2 trial was also presented which showed that rusfertide improved markers of iron deficiency in patients with PV. In addition, data was presented regarding the prevalence of thromboembolic events and secondary cancers in PV patients not treated with rusfertide.

In February 2024, the full Phase 2 REVIVE trial results, including efficacy and safety data, were published in the NEJM. Updated long-term results from the REVIVE trial presented at the European Hematology Association Congress in June 2024 continued to show a durable positive effect on PV symptomology and other benefits, including iron deficiency as well as an encouraging safety profile.

Figure 3. REVIVE: Clinical Efficacy of Rusfertide in REVIVE Trial
Data as of October 18, 2024

In November 2024, final data from the REVIVE trial was presented at the ASH 2024 Annual Meeting (Figure 3). As of October 18, 2024 (the data cut-off date for presentation at ASH), 50 (71%), 38 (54%), and 17 (24%) patients received rusfertide for ≥2, ≥2.5, or ≥3 years, respectively. Of the 58 patients who entered the REVIVE Part 3 OLE, the median duration of therapy was 131.4 weeks (2.5 years). As of October 18, 2024, 46, or over 80%, of patients have rolled over to the THRIVE trial and are eligible to receive up to two additional years of rusfertide treatment. Trial results showed that rusfertide, when added to therapeutic phlebotomy with or without cytoreductive therapy, achieved long term durable control of hematocrit below the 45% threshold for over three years.

Prior to enrollment, the estimated mean phlebotomy rate (“EPHL”) in patients who enrolled in the trial was >5 per year. In Part 1, the EPHL was <1 per year in patients who received rusfertide (N=70). In Part 2 (randomized withdrawal phase), the EPHL was <1 per year and approximately 6.1 per year in the rusfertide and placebo groups, respectively. For patients who continued to Part 3 (Week 42+), the EPHL remained at <1 per year. Patients showed increased mean corpuscular volume and continued improvement and normalization of serum ferritin levels. Platelet levels increased following initiation of rusfertide therapy and stabilized over time and mean leukocyte counts remained stable throughout the trial.

The MPN-SAF was used to assess mean change from baseline in the individual symptom score in patients with moderate (score of 4-6 out of 10) or severe (score of 7-10 out of 10) symptoms at baseline. In patients who had moderate or severe symptoms at baseline (score of ≥4 out of 10), there were significant improvements from baseline in fatigue, early satiety, abdominal discomfort, inactivity, problems with concentration, night sweats, and itching at the end of Part 3.

Overall, 18 (26%) patients experienced serious adverse events (“SAEs”); most SAEs were unrelated and likely associated with the underlying disease. One patient developed acute myeloid leukemia after treatment discontinuation. After more than 150 patient-years of rusfertide exposure, malignancies were reported in 11 patients (nine patients had skin malignancies); all of these patients had prior risk factors that may have contributed to development of these malignancies. There was no obvious correlation between increased exposure to rusfertide and the malignancies reported. Seven thrombotic events (six arterial and one venous) occurred in six patients who all had high-risk PV. No thrombotic events have been reported in patients with low-risk PV as of October 18, 2024.

These results indicate that rusfertide continued to demonstrate a positive clinical impact in the treatment of PV patients. With more than three years of data showing strong and continued improvements in hematocrit as well as encouraging evidence of symptoms improvement, we believe rusfertide continues to show its potential as a first-in-class erythrocytosis-focused treatment option for patients with PV.

Figure 4. VERIFY: Rusfertide Phase 3 PV Trial Design

We initiated VERIFY, a global double-blind, placebo-controlled Phase 3 clinical trial of rusfertide in PV for approximately 250 patients, in the first quarter of 2022 (Figure 4). We expect to announce top-line data for the trial’s 32-week primary efficacy endpoint in the first quarter of 2025, potentially leading to an NDA filing in the fourth quarter of 2025.

We currently have the following designations for rusfertide in PV:

●	The FDA granted orphan drug designation for rusfertide for the treatment of PV in June 2020;
●	The European Medicines Agency (“EMA”) granted orphan drug designation for rusfertide for the treatment of PV in October 2020; and
●	The FDA granted fast track designation for rusfertide for the treatment of PV in December 2020.

Rodent Carcinogenicity Studies

Rat carcinogenicity study. In the fourth quarter of 2024, we received the draft audited pathology report from our two-year study evaluating the carcinogenicity potential of rusfertide when administered once weekly. The draft report concluded that there were no carcinogenicity-related findings associated with rusfertide. We expect to receive the final audited report during the first quarter of 2025 which will then be submitted to the FDA.

RasH2 mouse carcinogenicity study. In 2021, we completed a 26-week rasH2 transgenic mouse carcinogenicity study related to rusfertide. In the rasH2 study, there were rusfertide related findings associated with benign squamous cell papilloma and malignant squamous cell carcinoma. Our rusfertide clinical trials were placed on a brief clinical hold from mid-September to early October 2021 following our receipt of the results of the RasH2 mouse study.

Takeda Collaboration Agreement

In January 2024, we entered into a worldwide license and collaboration agreement for the development and commercialization of rusfertide with Takeda. See Part II, Item 7. “Management’s Discussion and Analysis – Overview” and Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

OVERVIEW OF DISEASES DRIVEN BY IL-23 AND IL-17 PATHWAYS

IL-23 is a member of the Interleukin 12 (“IL-12”) family of cytokines with pro-inflammatory and immune stimulatory properties. Cytokines are cell signaling proteins that are released by cells and affect the behavior of other cells. Binding of the IL-23 ligand to the IL-23R receptor leads to an expression of pro-inflammatory cytokines involved in the local tissue autocrine cascade that is an important pathway of many inflammatory diseases, including psoriasis, PsA and inflammatory bowel disease (“IBD”). The injectable antibody drug Stelara® (marketed for psoriasis, PsA, UC and CD) is a p40 antagonist antibody that inhibits both the IL-23 and IL-12 pathways. Next-generation antibody drugs, such as Tremfya® and Skyrizi®, target the p19 subunit of the IL-23 ligand and are specific inhibitors of the IL-23 pathway, which is believed to be the critical driver of local tissue pathology. Tremfya® is approved in psoriasis, PsA and UC and has completed successful Phase 3 clinical trials in CD. Skyrizi® is approved in psoriasis, PsA, UC and CD. The anti-IL-23 antibody Omvoh® (mirikizumab) has been approved in UC and CD, and the anti-IL-23 antibody Ilumya® trial (tildrakizumab) has been approved in psoriasis.

IL-23 is a pro-inflammatory cytokine with immune stimulatory properties. Binding of the IL-17 ligand to the IL-17R receptor leads to an expression of pro-inflammatory cytokines involved in the local tissue autocrine cascade that is an important pathway of many inflammatory diseases, including psoriasis, PsA, spondyloarthropathies, and HS). The injectable antibody drugs Cosentyx® and Taltz® (marketed for psoriasis, PsA, ankylosing spondylitis (“AS”) and non-radiographic axial spondyloarthropathies (“nr-axSpA”), with Cosentyx® also marketed for HS, and pediatric enthesitis-related arthritis) are IL-17A antagonist antibodies that inhibit the IL-17 pathway. The injectable antibody drug Bimzelx® blocks both IL-17A and IL-17F, thereby more completely blocking the IL-17 pathway by blocking its three dimeric forms – IL-17AA, -AF, and -FF. Bimzelx® is approved in psoriasis, PsA, AS, nr-axSpA, and HS. The injectable antibody Saliq® is an antibody that blocks the IL-17 receptor A, thereby blocking the IL-17 pathway, and is approved in psoriasis.

Psoriasis

Psoriasis is a chronic inflammatory disease of the skin that affects 130 million people worldwide and over 8 million in the United States, translating to 2-3% of the adult population. Psoriasis is associated with several comorbid conditions including cardiovascular disease and obesity, and 30% of psoriasis patients develop arthritic complications. Psoriasis is also associated with significantly decreased quality of life for patients.

Plaque psoriasis is the most common form of psoriasis, which is recognized as the most prevalent immune-mediated inflammatory disease, involving skin and joints and associated with abnormalities of other systems. Several factors, such as surface area covered and symptom burden, impact whether one’s psoriasis is considered mild, moderate, or severe. Typically, 3-10% of affected body surface area is considered moderate psoriasis, and more than 10% is considered severe psoriasis. Global market sales for psoriasis therapies in 2023 were $24.9 billion, with U.S. market sales of $18.4 billion. The global market forecast for 2033 anticipates sales of $32.0 billion, with U.S. market sales of $23.8 billion. Identification of the IL-23/IL-17 axis as the key pathway driving psoriatic inflammation has led to the development of more effective and safer systemic therapies that inhibit IL-17 (e.g., Taltz®, Cosentyx®, Bimzelx®, Saliq®) and IL-23 (e.g., Tremfya®, Skyrizi®, Ilumya®). These biologics have revolutionized the treatment of moderate-to-severe psoriasis, with superior efficacy and safety compared to conventional oral therapies (e.g., methotrexate, cyclosporin), and first-generation biologics (e.g., anti-TNFs, Stelara®). The anti-IL-17 class is ineffective in IBD, surprisingly showing overall worsening of disease in Phase 2 trials, which is reflected in the product labels. There is still an unmet need for new therapies. Only 25% of biologic eligible moderate-to-severe psoriasis patients are treated with a biologic. The parenteral route of administration for these advanced biologics poses a patient level barrier to entry. Two oral medicines have been approved in moderate-to-severe psoriasis. Otezla® was approved in 2014. It is the least effective of all drugs approved since 2004 but is used widely because of a perceived positive safety profile. In 2022, the first TYK2 inhibitor, Sotyktu®, was approved. A second TYK2 inhibitor, TAK-279 is in Phase 3 trials for moderate-to-severe plaque psoriasis. We believe there is still significant need for safe and effective oral therapies in moderate-to-severe psoriasis.

Psoriatic Arthritis

PsA is an inflammatory disease of the peripheral and axial joints that complicates psoriasis in up to 30% of patients. Among the over 8 million patients in the United States with psoriasis in 2024, it is estimated that approximately 1 million patients have PsA. Many patients with active PsA may have mild psoriasis and many patients with severe psoriasis may have only mild PsA symptoms. PsA is associated with several chronic conditions. PsA may present even before skin symptoms in 10% to 15% of patients. Cardiovascular comorbidities have a higher prevalence in PsA than psoriasis and can impact lifespan and quality of life. Several new targeted therapies have been approved for use in PsA, with additional therapies in development. These advances have improved outcomes, including reductions in musculoskeletal symptoms, skin manifestations and radiographic joint damage. Many of the same drugs approved in psoriasis are also approved in PsA. One notable exception is that the JAK inhibitors, Xeljanz® and Rinvoq®, are approved in PsA without the respective label in psoriasis.

Hidradenitis Suppurativa

HS is a chronic, debilitating, inflammatory follicular skin disease with recurring painful flare-ups that affected approximately 2.9 million people in the U.S. and 6.3 million worldwide in 2024. HS can progress and worsen over time, with tunnels forming under the skin between abscesses, which can lead to scarring. HS symptoms typically affect intertriginous areas of the skin, such as the breasts, buttocks, groin, inner thighs, and under the arms. The suppuration is often accompanied by a foul smell, and the psychosocial burden, including isolation, can be severe. HS is associated with frequent, long-term sick leave, often having a substantial socio-economic impact. Global market sales for HS therapies in 2024 were $1.5 billion, with U.S. market sales of $1.2 billion. The global market forecast for 2034 anticipates sales of $6.5 billion, with U.S. market sales of $5.4 billion. Treatment for HS depends on the severity of the disease and traditionally included skin care, topical medications, antibiotics, acitretin, hormonal medications, and, in severe cases, surgical removal of the affected skin. Several new targeted therapies have more recently been approved, including an injectable antibody drug Humira®, which binds to tumor necrosis factor alpha (“TNFα”), as well as the anti-IL-17 drugs Cosentyx® and Bimzelx®. Though these advances have improved outcomes, there remains significant unmet need for new therapies.

Axial Spondyloarthritis

Axial spondyloarthritis (“axSpA”) is a systemic disease leading to arthritis affecting the spine and the sacroiliac joint that affected approximately 2.9 million people in the U.S. and 4.7 million patients worldwide in 2024. AxSpA has a strong genetic predisposition most commonly associated with HLA-B27. Over time, the disease may progress from nr-axSpA, which is associated with damage that may not be visible in X-rays but may be seen on magnetic resonance images, to AS, also known as radiographic axSpA, with damage to the sacroiliac joints and spine visible on X-rays. Severe disease can lead to fusion of the vertebrae, a condition referred to as bamboo spine. Men are more likely to accrue radiographic joint damage, whereas women tend to experience comparatively worse quality of life and disease activity. The disease can occur at any age but typically begins between ages 20 and 40. AS is more common in men than in women. However, nr-axSpA may be just as common in women as in men. It is less common among African Americans than people of other racial backgrounds. Global market sales for axSpA therapies in 2024 were $7.5 million, with U.S. market sales of $6.0 million. The global market forecast for 2034 anticipates sales of $10.7 million, with U.S. market sales of $8.7 million. Therapeutic options for patients with axSpA have expanded significantly over the past two decades. Patients who have failed non-steroidal anti-inflammatory drugs have multiple therapeutic options, including TNFα inhibitors (Enbrel®, Humira®, Remicade®, Simponi®, Cimzia®), IL-17 (Cosentyx®, Taltz®, Bimzelx®) and JAK inhibitors (Xeljanz®, Rinvoq®).

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

According to the Crohn’s & Colitis Foundation, IBD is diagnosed in over 0.7% of Americans, resulting in a population of approximately 2.4 million patients in the United States. In 2023, global sales for UC therapies were approximately $7.8 billion, and the market is expected to grow to $13.2 billion by 2030. In 2023, global sales for CD therapies were estimated to be $15.2 billion, with anticipated growth to $18.1 billion by 2030.

For many years, tumor necrosis factor-alpha (“TNF-α”) antibody drugs were the primary treatment for moderate-to-severe IBD. Humira® and Remicade® are injectable and infused, respectively. Approximately one third of IBD patients do not respond to TNF-α antibody drugs and approximately another 30% to 40% become refractory within the first year of treatment. Additionally, TNF-α antibody drugs may predispose patients to an increased risk of serious infection and the development of anti-drug antibodies, which over time can cause loss of drug response. More recently, antibody products focused on potentially safer mechanisms of action have been gaining market share. One such product is Takeda’s Entyvio®, which targets the α4β7 integrin pathway. Takeda reported 2023 sales of Entyvio® of approximately $5.2 billion. Similarly, Johnson & Johnson’s Stelara®, which targets the IL-12 and IL-23 pathways, has gained significant traction. Johnson & Johnson global sales of Stelara® (approved for psoriasis, PsA, moderate-to-severe CD and UC) were $10.4 billion in 2024. Three anti-IL-23 mAbs have been evaluated in IBD. Skyrizi® and Omvoh® are approved in UC and CD, and Tremfya® is approved in UC and recently completed successful Phase 3 clinical trials in CD. The pan-JAK inhibitor Xeljanz® is approved in UC and the more selective JAK1/3 inhibitor Rinvoq® was approved in 2022 for UC and CD. The S1P1 modulator class of oral small molecules has also demonstrated efficacy in IBD, with Zeposia® approved in UC (but not CD) in 2021, and etrasimod approved in UC in 2023. The S1P1 class is associated with immunosuppression, cardiac, pulmonary and ocular toxicities.

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

ICOTROKINRA: AN ORAL IL-23 RECEPTOR ANTAGONIST

JNJ License and Collaboration Agreement

We have a worldwide license and collaboration agreement with JNJ to research, develop and co-detail IL-23R antagonist compounds for all indications, including IBD. See Part II, Item 7. “Management’s Discussion and Analysis –

Overview” and Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information. JNJ is an experienced innovator in therapeutics targeting the IL-23 pathway. Stelara® is a monoclonal antibody targeting IL-12 and IL-23 through their common p40 subunit is approved in psoriasis, PsA, CD and UC. Stelara® generated $10.4 billion in sales in 2024. Tremfya® is a specific IL-23 monoclonal antibody. It is approved in psoriasis and PsA and has completed successful Phase 3 trials in UC and CD. Tremfya® generated $3.7 billion in sales in 2024. We believe that in both psoriasis and IBD, there is an urgent need for safe and effective oral therapies. It is notable that Stelara® lost patent exclusivity in 2023 with biosimilar competition expected.

Icotrokinra, an orally delivered IL-23R specific antagonist for the potential treatment of psoriasis, PsA and IBD indications, was discovered through our peptide technology platform. IL-23, a member of the IL-12 family of pro-inflammatory cytokines, is a protein that regulates inflammatory and immune function and plays a key role in the development of IBD. By blocking IL-23R, we believe icotrokinra may improve disease symptoms while potentially minimizing the risk of systemic side effects. During the fourth quarter of 2021, a decision was made by JNJ to advance development of icotrokinra. For icotrokinra, JNJ is primarily responsible for the conduct of all further development, and we were primarily responsible for the discovery, IND-enabling studies and the initial Phase 1 study.

Clinical Development of Icotrokinra

In February 2022, JNJ initiated FRONTIER 1, a 255-patient Phase 2b clinical trial of icotrokinra in moderate-to-severe plaque psoriasis, which was completed in December 2022. FRONTIER 1 was a randomized, multicenter, double-blind, placebo-controlled trial that evaluated three once-daily dosages and two twice-daily dosages of icotrokinra taken orally. The primary endpoint of the trial was the proportion of patients achieving PASI-75 at 16 weeks. In July 2023, we announced updated positive topline results from the trial, which were presented by JNJ at the World Congress of Dermatology in Singapore. Icotrokinra achieved the trial’s primary and secondary efficacy endpoints. A statistically significant greater proportion of patients who received icotrokinra achieved PASI-75 responses as well as PASI-90 and PASI-100 responses compared to placebo at week 16 in all five of the trial’s treatment groups. A clear dose response was observed across an eight-fold dose range. Treatment was well tolerated, with no meaningful difference in frequency of adverse events across treatment groups versus placebo.

At JNJ’s Enterprise Business Review in December 2023, JNJ highlighted icotrokinra as a potential first- and best-in-class targeted oral IL-23 peptide antagonist with potential across multiple indications, including plaque psoriasis, PsA and inflammatory bowel disease, with potential peak year sales projected at greater than $5.0 billion. JNJ IL-23 monoclonal antibody drugs Stelara and Tremfya generated approximately $14.1 billion in revenues in 2024.

In February 2024, the icotrokinra Phase 2b FRONTIER 1 trial results in adults living with moderate-to-severe plaque psoriasis were published in the NEJM. In March 2024, data presented at the American Academy of Dermatology 2024 Annual Meeting showed that, in the Phase 2b FRONTIER 2 trial, icotrokinra maintained high rates of skin clearance through 52 weeks in adults with moderate-to-severe plaque psoriasis. In August 2024, positive pre-clinical and clinical pharmacokinetic, pharmacodynamic and safety data for icotrokinra was published in the journal, Scientific Reports. Three Company-sponsored poster presentations and one Company-sponsored oral presentation were delivered at the 2024 European Academy of Dermatology and Venereology Congress in September 2024.

JNJ initiated six additional icotrokinra trials in psoriasis and one in UC, as discussed above. All of the trials in the ICONIC program use the 200 mg q.d. immediate release formulation of icotrokinra from the FRONTIER 1 trial.

In November 2024, we announced positive topline results from ICONIC-LEAD and ICONIC-TOTAL Phase 3 trials of icotrokinra in individuals 12 years of age and older with moderate to severe plaque psoriasis. In the ICONIC-LEAD trial, once-daily icotrokinra showed significant skin clearance versus placebo in adults and adolescents with moderate to severe plaque psoriasis. At week 16, nearly two-thirds (64.7%) of patients treated with icotrokinra achieved IGA scores of 0/1, and 49.6% achieved PASI 90, compared to 8.3% and 4.4% on placebo, respectively. Further increases in response rates continued to be observed at week 24, with 74.1% of patients treated with icotrokinra achieving IGA scores of 0/1, and 64.9% achieving PASI 90. Safety data was found to be consistent with the Phase 2 FRONTIER 1 and 2 trials. A similar proportion of patients experienced adverse events between icotrokinra and placebo, with 49.3% and

49.1% of participants experiencing a TEAE at week 16. In addition, positive topline results from the Phase 3 ICONIC-TOTAL trial showed once-daily icotrokinra met the primary endpoint of IGA of 0/1 at week 16 compared to placebo.

We believe these positive Phase 3 results confirm the efficacy and safety trends that were observed with the previous Phase 2 FRONTIER 1 and 2 studies, highlighting icotrokinra’s potential as a best-in-class oral agent providing a combination of significant skin clearance with demonstrated tolerability in a once-daily pill for treating plaque psoriasis. We believe these results also continue to validate our innovative peptide technology platform and its effectiveness in creating highly differentiated new chemical entities to address unmet needs in various disease areas. Comprehensive results from both ICONIC-LEAD and ICONIC-TOTAL are being prepared for presentation at upcoming medical congresses and we expect these to be shared with health authorities in planned submissions.

PN-881: AN ORAL IL-17 RECEPTOR ANTAGONIST

In the fourth quarter of 2024, we announced the selection of PN-881, a potential best-in-class oral peptide IL-17 antagonist, as a development candidate for the treatment of immune-mediated skin diseases. PN-881 has been evaluated in extensive preclinical studies, including oral stability, potency, tissue distribution, and pharmacokinetics measurements, and evaluation in immunologic pharmacodynamics and preclinical efficacy models.

Figure 5. PN-881 Potently Inhibits IL-17A and IL-17F

PN-881 has demonstrated in vitro blockade of IL-17 AA homodimer, FF homodimer and AF heterodimer. In assays using the HT-1080 human fibrosarcoma cell line stimulated with a combination of IL-17 and TNF-a produce IL-6, blocking IL-17 was shown to inhibit IL-6 production. In this assay, PN-881 inhibited 50% of IL-6 production (the IC50) at a concentration of 120 picomoles (“pM”) and showed an IC 90, or 90% inhibition, at 560 pM. This potency was approximately 100-fold greater than the potency of secukinumab, and similar potency to the most potent approved antibody drugs and nanobody therapeutics in development (Figure 5). In multiple preclinical studies with oral dosing, PN-881 showed effective blockade in vivo of IL-17 in serum and skin and achieved pre-clinical proof-of-concept in a skin inflammation rodent disease model.

IND-enabling, or foreign equivalent, studies of PN-881 are ongoing or planned, including 7-day and 3-month toxicology studies. Planned clinical studies include a Phase 1 single ascending dose (“SAD”) and multiple ascending dose (“MAD”) study expected to begin in the fourth quarter of 2025. Results of the Phase 1 trial are expected to inform the design and dosing in a subsequent dose-ranging psoriasis trial. Rapid expansion into other IL-17 mediated diseases, including PsA, HS and axSpA, is expected to be based on results observed in psoriasis studies.

We believe an IL-17 antagonist peptide like PN-881, with best-in-class potential as an oral targeted therapy, may offer an attractive therapeutic option for patients with broad opportunity for multiple indications in addition to psoriasis. We expect to initiate a PN-881 first-in-human Phase 1 study in fourth quarter of 2025.

PN-943

PN-943 is a wholly owned investigational orally delivered gut-restricted alpha 4 beta 7 specific integrin antagonist for IBD. We completed a Phase 2 trial of PN-943 in patients with moderate-to-severe UC in early 2023. We do not intend to dedicate further internal resources to clinical development or contract manufacturing activities for our PN-943 clinical program.

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

The platform is used to develop potential drug candidates (agonists and antagonists): (i) using the structure of a target, when available, (ii) de novo when no target structure exists, or (iii) from publicly disclosed peptide starting points. In a structure-based approach, our proprietary molecular design software and structural database of several thousand constrained peptides, termed Vectrix™, are screened to identify suitable scaffolds. The scaffolds identified form the basis of designing and constructing the first set of phage or chemical libraries. The initial hits are identified by either panning or screening such libraries, respectively. When structural information is unavailable for a target, hits are identified by panning a set of 34 proprietary cluster-based phage libraries consisting of millions of constrained peptides. Once the hits are identified, they are optimized using a set of peptide, peptide mimetic and medicinal chemistry techniques that include the incorporation of new or manipulation of existing cyclization-constraints, as well as natural or unnatural amino acids and chemical conjugation or acylation techniques. These techniques are applied to optimize potency, selectivity, stability, exposure and ultimately efficacy. For rusfertide, hit discovery and optimization relied exclusively on medicinal and computational chemistry, with no phage display, to develop potent and selective injectable candidates with enhanced stability and exposure in blood. For injectable products, stability in blood is determined using in vitro assay techniques to identify chemical and biological sites of degradation, which are then optimized while still maintaining potency and selectivity. Conjugation strategies are used to optimize the exposure of the injected peptide. For icotrokinra, phage display is tightly coupled to medicinal chemistry, structural biology and oral stability techniques to develop potent, selective and orally delivered molecules. Oral stability is profiled in a series of in vitro and ex vivo assays that portray the chemical and metabolic barriers a peptide will encounter as it transits the GI and systemic compartments as needed. These metabolically labile spots in the peptides are optimized using medicinal chemistry-based approaches to engineer oral stability while maintaining selectivity and potency. Various in vivo pharmacology tools are then used to quantify peptide exposure in relevant GI and systemic compartments. This data can be used to optimize required exposure over the required time frame to achieve in vivo efficacy. This is complemented by formulation technologies to enhance GI and systemic exposure by exploiting the intrinsic stability of our oral peptides. Finally, various biomarkers are also developed to correlate exposure with efficacy to guide candidate selection, dose selection and provide preliminary POC of target engagement in clinical trials.

Discovery and Pre-clinical Activities

We believe we have built a versatile, well-validated and unique discovery platform. For example, this peptide technology platform has been used to develop product candidates for diverse target classes including G-protein-coupled receptors, ion channels, transporters, cytokines and their receptors for a variety of therapeutic areas. In the future we may tackle other I&I, metabolic and blood disorders and expand our technology platform to provide potential opportunities to pursue a wider variety of diseases that may include oral, topical and systemic approaches. We also intend to progress our platform to achieve systemic bioavailability and activity with oral peptides, macrocycles and peptidomimetics, thereby enabling us to address systemic diseases. Examples of this approach are the discovery and development of icotrokinra, our IL-23R antagonist in collaboration with JNJ, and PN-881, our recently announced IL-17 peptide antagonist product candidate, as described above.

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

Icotrokinra

In psoriasis and PsA, competition will come from companies with approved injectable agents in the IL-17 and IL-12/23 pathway, including Cosentyx®, Taltz®, Siliq®, Tremfya®, and Skyrizi®. Bimekizumab (anti-IL-17A and F, UCB) has completed a positive Phase 3 program in psoriasis. Otezla® (Amgen) was the first oral agent approved in both psoriasis and PsA. The oral JAK inhibitors Xeljanz® (Pfizer) and Rinvoq® are approved in PsA. Several oral small molecules that inhibit the Janus kinase TYK2 are advancing in development. The Bristol Myers Squibb (“BMS”) TYK2 inhibitor, Sotyktu®, was approved for psoriasis in 2022. Second generation allosteric TYK2 inhibitors from Nimbus Therapeutics (recently in-licensed by Takeda) are moving into Phase 3 development, and a molecule from Ventyx Biosciences has initiated Phase 2 development. Several small molecules that inhibit IL-17 have completed Phase 1 development.

In IBD, competition will come from companies with injectable agents in the anti-integrin class (Entyvio®, Takeda, approved) and the anti-IL-12/23 class that may be approved in the next several years, including JNJ’s Stelara® (approved in UC and CD), Abbvie’s risankizumab (Skyrizi®) (UC and CD Phase 3), JNJ’s guselkumab (Tremfya®) (UC and CD); and Eli Lilly’s mirikizumab (Omvoh®) (UC and CD).

In addition, orally delivered agents with novel mechanisms of action that are approved for or in development and may be approved for UC and/or CD prior to or shortly after the launch of our product candidates can have significant impact in the competitive environment, including:

●	JAK inhibitors: The pan-JAK tofacitinib (Xeljanz®) is approved in UC. The next-generation selective JAK1/3 inhibitors, including Abbvie’s upadacitinib (Rinvoq®), were approved in UC and CD in 2022. Pfizer’s selective JAK1/TEC inhibitor ritlecitinib is in Phase 2 development for UC and CD;

●	S1P1 receptor modulators: BMS’s ozanimod (Zeposia®) and Pfizer’s etrasimod (Velsipity®) are approved in UC. Etrasimod is being studied in CD, though ozanimod was not found to show efficacy in CD; and
●	Eli Lilly is developing MORF-057, an oral small molecule targeting α4β7, which is progressing in Phase 2 development in UC and CD. Other oral small molecules targeting α4β7 from Gilead and Ensho Therapeutics are in early clinical development. Many other agents are in early-stage development in IBD, including injectable anti-TLIA antibodies by Pfizer and Merck, and Teva and Sanofi which have recently presented positive Phase 2 results in IBD.

PN-881

In competitive areas, we believe there is a strong need for a differentiated oral approach. The injectable mAbs Cosentyx and Taltz targeting IL-17 AA and AF are approved in psoriasis, PsA, and SpA. Cosentyx was also recently the first IL-17 inhibitor approved in HS. Siliq, a mAb to the IL-17 receptor, is approved in psoriasis only and carries a black box warning for suicidal ideations. Bimzelx is a mAb that targets IL-17 AA, AF and FF. It is approved in psoriasis, PsA, HS, SS and nr-axSpA. Sonelokimab (MoonLake) is an injectable nanobody with IL-17 AA, AF and FF activity and has demonstrated POC in Phase 2 in psoriasis, PsA, and HS. There are several oral IL-17 small molecules in clinical development with the most advanced, DC-853 (Lilly via acquisition of DICE Therapeutics) in a Phase 2b trial in psoriasis. JNJ and Sanofi are also developing small molecules.

Material Agreements

Takeda Collaboration Agreement

In January 2024, we entered into the Takeda Collaboration Agreement. See Part II, Item 7, “Management’s Discussion and Analysis – Overview” and Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

JNJ License and Collaboration Agreement

On July 27, 2021, we entered into an Amended and Restated License and Collaboration Agreement (the “JNJ License and Collaboration Agreement”) with JNJ, which amended and restated the License and Collaboration Agreement, effective July 13, 2017, by and between us and JNJ (the “Original Agreement”), as amended by the first amendment, effective May 7, 2019 (the “First Amendment”). The JNJ License and Collaboration Agreement, which relates to the development, manufacture and commercialization of oral IL-23 receptor antagonist drug candidates and enables JNJ to develop collaboration compounds for multiple indications, was further amended in November 2024. See Part II, Item 7, “Management’s Discussion and Analysis – Overview” and Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

Research Collaboration and License Agreement with Zealand Pharma A/S

In June 2012, we entered into a Research Collaboration and License Agreement (the “Zealand Agreement”) with Zealand Pharma A/S (“Zealand”) to identify, optimize and develop novel disulfide-rich peptides to discover a hepcidin mimetic. We amended this agreement on February 28, 2014, at which point we assumed responsibility for the development program. See Part II, Item 7. “Management’s Discussion and Analysis – Contractual Obligations and Other Commitments” and Note 7 and Note 9 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

We own or co-own 30 issued U.S. patents, over 68 granted ex-U.S. patents, and numerous U.S. and ex-U.S. patent applications related to our clinical assets. We possess substantial know-how and trade secrets relating to the discovery, development and commercialization of peptide based therapeutic products. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to, for example, peptide-based therapeutic compounds and compositions, methods of using these peptide-based therapeutic compounds and compositions to treat or prevent disease, methods of manufacturing peptide-based therapeutic compounds and compositions, and other proprietary technologies and processes related to our lead product development candidates. Specific patents and patent applications are directed to compositions of α4β7 integrin peptides, IL-23R antagonist peptides, IL-17 antagonist peptides and hepcidin mimetics peptides, as well as methods of synthesizing and using these peptides to treat disorders. Applications are currently pending in the United States and other major jurisdictions, including Australia, Canada, China, Japan, and Europe. We expect our patents and patent applications, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from October 2033 to December 2044 (excluding possible patent term extensions).

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

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements. GCP requirements mandate that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND (or equivalent international submission). In addition, an IRB or ethics committee must review and approve the plan for any clinical trial at all institutions participating in the clinical trial before it commences at that site. Information about certain clinical trials must be submitted within specific time frames to the National Institutes of Health for public dissemination on www.clinicaltrials.gov.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB or ethics committee can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

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

Other Health Care Laws and Compliance Requirements

We will also be subject to health care regulation and enforcement by the federal and state government and foreign governments in which we will conduct our business once our products are approved. The laws that may affect our ability to operate include the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic health care transactions and protects the security and privacy of protected health information; the criminal health care fraud statutes under HIPAA also prohibit persons and entities from knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services; the Anti-Kickback Statute, which prohibits persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal health care programs such as the Medicare and Medicaid programs; federal false claims laws and civil monetary penalties laws that prohibit any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid; and the Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the CMS information related to payments and other transfers of value made to various healthcare professionals including physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. Beginning on January 1, 2023, California Assembly Bill 1278 requires California physicians and surgeons to notify patients of the Open Payments database established under the federal Physician Payments Sunshine Act.

The majority of states also have statutes or regulations similar to the federal anti-kickback and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. We may be subject to state laws governing the privacy and security of health information in certain circumstances, such as California’s Confidentiality of Medical Information Act and Washington’s My Health My Data Act, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. In addition, we may be subject to reporting requirements under state transparency laws, as well as state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts certain payments that may be made to health care providers and entities. In addition, certain states and local jurisdictions require the registration of pharmaceutical sales representatives.

Even when HIPAA and state health information privacy laws do not apply, according to the FTC and state Attorneys General, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act and state consumer protection laws.

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

Drug and Biologic Development Process in the European Union (“EU”)

All clinical trials included in applications for marketing authorization for human medicines in the EU must be carried out in accordance with EU regulations. This means that such clinical trials must comply with EU clinical trial legislation, as well as ethical principles equivalent to those set out in the EU and in Iceland, Norway and Liechtenstein (together, the European Economic Area, or “EEA”), including adhering to international good clinical practice and the Declaration of Helsinki. The conduct of clinical trials in the EU is governed by the EU Clinical Trials Regulation (EU) No. 536/2014 (“CTR”) which entered into force on January 31, 2022.

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

The centralized procedure provides for the grant of a single MA that is issued by the European Commission (“EC”) following the scientific assessment of the application by the EMA that is valid for all EU Member States as well as in the three additional EEA Member States. The centralized procedure is compulsory for specific medicinal products, including for medicines developed by means of certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy or tissue engineered medicines), and medicinal products with a new active substance indicated for the treatment of certain diseases (HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and viral diseases). For medicinal products containing a new active substance not yet authorized in the EEA before May 20, 2004 and indicated for the treatment of other diseases, medicinal products that constitute significant therapeutic, scientific or technical innovations or for which the grant of an MA through the centralized procedure would be in the interest of public health at EU level, an applicant may voluntarily submit an application for an MA through the centralized procedure.

Under the centralized procedure, the Committee for Medicinal Products for Human Use (“CHMP”), established at the EMA, is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. Under the centralized procedure, the timeframe for the evaluation of an MAA by the CHMP is, in principle, 210 days from receipt of a valid MAA. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more, unless the application is eligible for an accelerated assessment. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. Upon request, the CHMP can reduce the time frame to 150 days if the applicant provides sufficient justification for an accelerated assessment. The CHMP will provide a positive opinion regarding the application only if it meets certain quality, safety and efficacy requirements. This opinion is then transmitted to the EC, which has the ultimate authority for granting an MA within 67 days after receipt of the CHMP opinion.

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

All new MAAs must include a Risk Management Plan (“RMP”), describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. RMPs are continually modified and updated throughout the lifetime of the medicine as new information becomes available. An updated RMP must be submitted: (i) at the request of EMA or a national competent authority, or (ii) whenever the risk-management system is modified, especially as the result of new information being received that may lead to a significant change to the benefit-risk profile or as a result of an important pharmacovigilance or risk-minimization milestone being reached. The regulatory authorities may also impose specific obligations as a condition of the MA. Since October 20, 2023, all RMPs for centrally authorized products are published by the EMA, subject only to limited redactions.

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

European Data Protection Laws

The collection and use of personal health data and other personal data in the EU is governed by the provisions of the European General Data Protection Regulation (EU) 2016/679 (“GDPR”) and related data protection laws in individual EU Member States. The GDPR imposes strict requirements on the processing of personal data, including the legal basis for the processing, the information that has to be provided to individuals before their data is processed, personal data breaches which may have to be notified to national data protection authorities and data subjects, the measures to be taken when engaging processors, and the technical and organization measures to ensure the security and confidentiality of the personal data. EU Member States may also have additional requirements for health, genetic, and biometric data through their national legislation. The GDPR also imposes restrictions on the transfer of personal data to countries outside of the EU that do not provide an adequate level of data protection. To enable such transfers, appropriate safeguards, such as standard contractual clauses (“SCCs”) must be in place. When relying on SCCs, data exporters are also required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the SCCs in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the data transferred to the EU standard of essential equivalence. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. Alternatively, such transfers can be based on an adequacy decision by the EU commission. Regarding transfers to the US, the EU commission issued an adequacy decision for transfers to companies that are certified under the new EU-US Data Privacy Framework, which entered into force on June 10, 2023.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in significant monetary fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater, other administrative penalties and a number of criminal offenses for organizations and, in certain cases, their directors and officers, as well as civil liability claims from individuals whose personal data was processed.

Sustainability, Corporate Responsibility and Human Capital Disclosures

Governance and Leadership

Our Board of Directors (“Board”) plays a pivotal role in overseeing our strategic direction, risk management related to sustainability and corporate responsibility matters and our overall governance framework. Our Board composition reflects a wide range of backgrounds, skills and experiences. Our executive leadership team is responsible for driving our performance and guiding our long-term growth initiatives. We believe in fostering a culture of integrity, ethical decision making, and responsible corporate citizenship.

Business Ethics

We are committed to creating an environment where we are able to excel in our business while maintaining high standards of business conduct and ethics. Our Code of Business Conduct and Ethics (“Code of Conduct”) reflects the business practices and principles of behavior that supports this commitment, including our policies on bribery, corruption, conflicts of interest, insider trading, and our whistleblower program. We expect all of our directors, officers, and employees to read, understand, and comply with the Code of Conduct and its application to the performance of his or her business responsibilities.

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

Human Capital

We recognize that our success is driven by the knowledge, skills and dedication of our employees. Our human capital is fundamental to our ability to innovate and develop life-changing peptide drug therapies. We invest in our employees by seeking to foster a supportive and inclusive workplace. We offer competitive compensation and benefits and provide opportunities for professional growth and development.

As of December 31, 2024, our total global workforce consisted of 126 full-time equivalent employees, 98 of whom were in research and development. The remaining 28 employees worked in finance, legal, business development, human resources, information technology (“IT”) and administrative support. 117 of our full-time equivalent employees are located in the United States and 9 are located in Australia. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Attracting, developing and retaining talented employees to support the growth of our business is an integral part of our human capital strategy and critical to our long-term success. We have robust recruitment and retention processes in place that are designed to attract and retain individuals who possess the necessary expertise, innovative drive and commitment to contribute to our mission. We offer competitive compensation packages, including performance-based incentives, equity awards, and robust benefits, including 401(k) plan matching contributions and an employee stock purchase plan for U.S. employees. The principal purpose of our equity incentive and annual bonus programs is to attract, retain and motivate personnel through the granting of stock-based compensation awards and cash-based performance bonus awards. As a biopharmaceutical company, we recognize the importance of access to high quality healthcare and as such we currently cover 100% of our U.S. employees’ monthly healthcare premiums. For the year ended December 31, 2024, our employee turnover rate was approximately 11%.

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

Item 1A.Risk Factors

In evaluating our business, you should carefully consider the following discussion of material risks, events and uncertainties that make an investment in us speculative or risky in addition to the other information included in this Annual Report. A manifestation of any of the following risks and uncertainties could, in circumstances we may or may not be able to accurately predict, materially and adversely affect our business and operations, growth, reputation, prospects, operating and financial results, financial condition, cash flows, liquidity and stock price. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future. The risks and uncertainties described below are not the only ones we face. Our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our business. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.

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

Risks Related to our Financial Position and Capital Requirements

We have incurred a cumulative net loss since our inception and anticipate that we may incur significant losses in the future. We have never generated any revenue from product sales and may never be profitable.

We have incurred a cumulative net operating loss since inception and may continue to incur operating losses in the future. As of December 31, 2024, we had an accumulated deficit of $340.5 million. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development. As a result, we expect to continue to incur losses in the future as we continue our development of, and seek regulatory approvals for, our product candidates.

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

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $559.2 million. Based upon our current operating plan and expected expenditures we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months. However, we may need to have access to additional funds in the future in order to complete clinical development or commercialize our product candidates to a point where our operations generate net cash inflows.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates or technologies.

We have in the past and may in the future seek additional funding through a combination of equity offerings, including the use of the 2022 ATM Facility, debt financings, collaborations and/or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. Our ability to raise additional capital may be adversely impacted by adverse economic conditions and market volatility, including as a result of public health crises; changes in trade policies, including tariffs or other trade restrictions or the threat of such actions; political instability, including the ongoing conflict between Russia and Ukraine and in the Middle East and rising tensions between China and Taiwan; and high interest rates. The incurrence of indebtedness and/or the issuance of certain equity securities could result in fixed payment obligations and could also result in certain additional restrictive covenants, such as limitations on our ability to incur debt and/or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into additional collaborations and/or licensing arrangements in order to raise capital, we may be required to accept unfavorable terms, including relinquishing or licensing to a third party on unfavorable terms our rights to our proprietary technology platform or product candidates. To the extent that we raise additional capital through the sale of equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. If we issue common stock or securities convertible into common stock, our common stockholders will experience additional dilution and, as a result, our stock price may decline.

Risks Related to our Reliance on Third Parties

If JNJ does not elect to continue the development of icotrokinra, or if Takeda does not elect to develop and commercialize rusfertide, our business and business prospects would be adversely affected.

Icotrokinra, the product candidate in development pursuant to our JNJ collaboration, and rusfertide, the product candidate in development pursuant to the Takeda Collaboration Agreement, may prove to have undesirable or unintended side effects or other characteristics adversely affecting its safety, efficacy or cost effectiveness that could prevent or limit its approval for marketing and successful commercial use, or that could delay or prevent the commencement and/or completion of clinical trials.

Under the terms of the JNJ License and Collaboration Agreement, JNJ may terminate the agreement for convenience and without cause on written notice of a certain period. In addition, prior to any termination of the agreement, JNJ will generally have control over the further clinical development of icotrokinra and any other licensed compounds. JNJ’s decisions with respect to such development will affect the timing and availability of potential future payments under the agreement, if any. For example, during the fourth quarter of 2021, a decision was made by JNJ to stop further development of both PTG-200 and PN-232 in favor of icotrokinra.

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

We may have disagreements with JNJ during the term of the JNJ License and Collaboration Agreement or Takeda under the Takeda Collaboration Agreement, and if they are not settled amicably or in the favor of Protagonist, the result may harm our business.

We are subject to the risk of possible disagreements with JNJ regarding the development of icotrokinra or other matters under the JNJ License and Collaboration Agreement and Takeda regarding the development of rusfertide or other matters under the Takeda Collaboration Agreement, such as the interpretation of such agreement or ownership of proprietary rights. Also, because the period of collaborative development under the agreement has ended, JNJ has sole decision-making authority for product candidates resulting from the collaboration, which could lead to disputes with JNJ. Disagreements with JNJ or Takeda could lead to litigation or arbitration, which would be expensive and would be time-consuming for our management and employees.

Our current and future development and commercialization collaborations may not be successful.

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

We rely on contract manufacturers to manufacture and provide product for us that meets applicable regulatory requirements. We do not currently have, nor do we plan to develop, the infrastructure or capability internally to manufacture our drug supplies and we expect to continue to depend on contract manufacturers for the foreseeable future. As we proceed with the development and potential commercialization of our product candidates, we will need to increase the scale at which the drug is manufactured, which will require the development of new manufacturing processes to potentially reduce the cost of goods. We will rely on our internal process research and development efforts and those of contract manufacturers to develop the required manufacturing processes for cost-effective, large-scale production. If we and our contract manufacturers are not successful in converting to commercial-scale manufacturing, then our product costs may not be competitive and the development and/or commercialization of our product candidates would be materially and adversely affected. Moreover, our contract manufacturers are the sole source of supply for our clinical product candidates. If we were to experience an unexpected loss of supply for any reason, whether as a result of manufacturing, supply or storage issues, natural disasters, geopolitical conflict, outbreaks of disease, epidemics and pandemics, or otherwise, we could experience delays, disruptions, suspensions or termination of our clinical trial and planned development program, or be required to restart or repeat, any ongoing clinical trials.

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

Risks Related to Regulatory Process and Other Legal Compliance Matters

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

We may fail to obtain additional orphan drug designations from the FDA and/or the EMA for our product candidates, as applicable, and even if we obtain such designations, we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

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

Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. See Item 1. “Business – Government Regulation” for additional information.

Pharmaceutical and biological product marketing is subject to substantial regulation in the U.S. and EU, and any failure by us or our future commercial and collaborative partners to comply with applicable statutes or regulations can adversely affect our business.

Any marketing activities associated with our product candidates, if approved for commercialization, will be subject to numerous federal, state and equivalent foreign laws governing the marketing and promotion of pharmaceutical and biological products. The FDA and EMA regulates post-approval promotional labeling and advertising in the United States and EU, respectively, to ensure that they conform to statutory and regulatory requirements. In addition to FDA and EMA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. Similarly, many states have similar statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, and, in some states, such statutes or regulations apply regardless of the payor. In addition, government authorities may also seek to hold us responsible for any failure of our future commercialization or collaborative partners to comply with applicable statutes or regulations. If we, or our commercial or collaborative partners, fail to comply with applicable FDA or EMA regulations or other laws or regulations relating to the marketing of our product candidates, if approved for commercialization, we could be subject to criminal prosecution, civil penalties, seizure of products, injunctions and exclusion of our product candidates from reimbursement under government programs, as well as other regulatory or investigatory actions against our future product candidates, our commercial or collaborative partners or us.

The healthcare system is under significant financial pressure to reduce costs, which could reduce payment and reimbursement rates for drugs.

Throughout the world and particularly in the United States, the healthcare system is under significant financial pressure to reduce costs. The price of pharmaceuticals has been a topic of considerable public discussion that could lead to price controls or other price-limiting strategies by payors that have the effect of lowering payment and reimbursement rates for drugs or otherwise making the commercialization of pharmaceuticals less profitable. Many federal and state legislatures have considered, and adopted, healthcare policies intended to curb rising healthcare costs, such as the Inflation Reduction Act of 2022. These cost-containment measures may include, among other measures: requirements for pharmaceutical companies to negotiate prescription drug prices with government healthcare programs; controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government healthcare programs, including if drug prices increase at a higher rate than inflation; controls on healthcare providers; challenges to or limits on the pricing of drugs, including pricing controls or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third-party payors to make coverage and payment decisions. Political, economic and regulatory developments may further complicate developments in healthcare systems and pharmaceutical drug pricing. These developments could, for example, impact our potential licensing agreements as commercial and collaborative partners may also consider the impact of these pressures on their licensing strategies.

Any new laws or regulations that have the effect of imposing additional costs or regulatory burden on pharmaceutical manufacturers, or otherwise negatively affect the industry, could adversely affect our ability to successfully commercialize our product candidates. The implementation of any price controls, caps on prescription drugs or price transparency requirements could adversely affect our business, operating results and financial condition.

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

If the market opportunities for our approved product candidates, if any, are smaller than we expect, it could materially adversely affect our financial condition and results of operations.

If the market opportunity for our products, if approved, is smaller than we expect, we may never become or remain profitable nor generate sufficient revenue growth to sustain our business even if we obtain significant market share for them. The potentially addressable patient population for our products may be limited or may not be amenable to treatment with our products, and new patients may become increasingly difficult to identify or access, which would adversely affect our results of operations and our business.

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

As has been widely reported, we are currently operating in a period of macroeconomic uncertainty and capital markets disruption, which has been significantly impacted by domestic and global monetary and fiscal policy, trade regulations, including changes in trade policies, tariffs or other trade restrictions or the threat of such actions, geopolitical instability, including ongoing military conflicts between Russia and Ukraine and in the Middle East, rising tensions between China and Taiwan, and high interest rates. In particular, the conflict in Ukraine has exacerbated market disruptions, including significant volatility in commodity prices, as well as supply chain interruptions, and has contributed to record inflation globally. The U.S. Federal Reserve and other central banks may be unable to contain inflation through more restrictive monetary policy and inflation may increase or continue for a prolonged period of time. Inflationary factors, such as increases in the cost of clinical supplies, interest rates, overhead costs and transportation costs may adversely affect our operating results. We continue to monitor these events and the potential impact on our business. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, our financial position or results of operations may be adversely affected in the future due to the macroeconomic factors discussed above, and such factors may lead to increases in the cost of manufacturing our product candidates and delays in initiating trials. In addition, global credit and financial markets have experienced extreme volatility and disruptions in the past several years and the foregoing factors have led to and may continue to cause diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, uncertainty about economic stability and increased inflation.

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

As of December 31, 2024, we had 126 full-time equivalent employees, including 98 full-time equivalent employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, scientific, sales, marketing, research, development, regulatory, manufacturing, financial and other resources. In addition, as our operations expand, we expect that we will need to manage relationships with strategic collaborators, CROs, contract manufacturers, suppliers, vendors and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. We may not be successful in accomplishing these tasks in growing our company, and our failure to accomplish any of them could adversely affect our business and operations.

Significant disruptions of information technology systems or cybersecurity incidents could adversely affect our business.

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including internet-based systems, to support business processes as well as internal and external communications. The size and complexity of our internal computer systems and those of our CROs, contract manufacturers, collaboration partners, and other third parties on which we rely may make them potentially vulnerable to breakdown, telecommunications and electrical failures, and malicious intrusion such as ransomware and computer viruses that may result in the impairment of key business processes. Our systems are potentially vulnerable to cybersecurity breaches, by employees or others, which may expose sensitive data to unauthorized persons. Such cybersecurity breaches or other cybersecurity incidents may allow hackers access to our pre-clinical compounds, strategies, discoveries, trade secrets and/or other confidential information. Additionally, sensitive data could be leaked, disclosed or revealed as a result of or in connection with our employees’, personnel’s, vendors’ or partners’ use of generative artificial intelligence technologies. Any disruption or cybersecurity incident, to the extent it was to result in the loss, destruction, unavailability, alteration or dissemination of, or damage to, our data or applications, or for it to be believed or reported that any of these occurred, could harm our reputation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. The risk of a cybersecurity incident or other informational technology disruption, particularly through cyber-attacks, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world has increased. If we are unable to prevent such cybersecurity incidents or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. From January 1, 2024 through December 31, 2024, the reported sale price of our common stock has fluctuated between $21.43 and $48.89 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock, including due to the factors discussed in these “Risk Factors” and elsewhere in this Annual Report.

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

If the estimates we make, or the assumptions on which we rely, in preparing our consolidated financial statements prove inaccurate, our actual results may vary from those reflected in our accruals.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you, however, that our estimates, or the assumptions underlying them, will be correct.

Item 1B.Unresolved Staff Comments

None.

Item 1C. Cybersecurity

In the ordinary course of our business, we collect, use, store, and transmit confidential, sensitive, proprietary, and personal information. The secure maintenance of this information and our IT systems is important to our operations and business strategy. We understand the growing challenges associated with cybersecurity threats and have established a strong cybersecurity program intended to continue to monitor and improve our cybersecurity posture.

Risk Management Approach

We have documented cybersecurity policies and standards, and we assess risks from cybersecurity threats and monitor information systems for potential cybersecurity issues. These processes are managed and monitored by a dedicated cybersecurity team, including third-party service providers, and led by our Head of IT, and include mechanisms, controls, technologies, systems, and other processes designed to help prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and help maintain a stable information technology environment. For example, we use processes, tools and external services to conduct regular vulnerability testing, penetration testing, data recovery testing, security audits, and ongoing risk assessments, including due diligence on and audits of our key technology vendors, CROs, and other contractors and suppliers.

We work to maintain a strong cybersecurity posture through a multi-layered approach. Our endpoint detection and response (“EDR”) system helps monitor and analyze endpoint devices, and is designed to assist us in quickly identifying and responding to emerging threats. Complementing our EDR capabilities, our managed detection and response service assists with threat monitoring, proactive threat hunting, and rapid incident response. Furthermore, we employ data loss prevention tools to help enforce strict data security policies, prevent unauthorized access and protect the transmission of sensitive information. These integrated technologies help us to detect, mitigate, and respond to cyber threats, with the goal of minimizing potential disruptions to our business operations.

We have an incident response plan designed to help quickly detect, contain and remediate cybersecurity incidents. This plan outlines clear escalation procedures, roles and responsibilities to help us respond in a timely manner to potential threats. We also conduct regular employee training on matters such as phishing and email security best practices, among other topics. In addition, we consult with outside advisors and experts when appropriate to assist with assessing, identifying, and managing cybersecurity risks, including to help anticipate future threats and trends, and their impact on our risk environment.

Governance

Our current Head of IT reports directly to our Chief Financial Officer and has over twenty years of experience managing information technology and cybersecurity matters, holds a Master of Science degree in Telecommunications and Computer Networks and is Project Management Professional, Certified Scrum Master and IT Infrastructure Library certified. We have established a cybersecurity council, facilitated by the Head of IT, which includes senior leadership from various departments. The council meets quarterly to review cybersecurity strategies, assess emerging threats, and receive updates on regulatory and industry best practices.

Our Board as a whole has oversight for the most significant risks facing us and for our processes to help identify, prioritize, assess, manage, and mitigate those risks, including oversight of cybersecurity risks. Our Board receives at least two updates each year on cybersecurity and information technology matters and related risk exposures from our Head of IT as well as other members of our senior leadership team.

We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. Since the beginning of the last fiscal year, we have identified and mitigated certain known cybersecurity threats, which we determined are not reasonably likely to materially affect us and have strengthened our cybersecurity ecosystem. However, cybersecurity attack techniques change frequently, and with increased volume and sophistication of such attacks, there can be no guarantee that we will not be the subject of future successful attacks, threats or incidents that could materially affect us. Additional information on the cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors - Significant disruptions of information technology systems or cybersecurity incidents could adversely affect our business.”

Item 2.Properties

We lease approximately 75,600 square feet of office and laboratory space in Newark, California under a lease agreement, as amended, that expires in November 2029. We believe that our existing facilities are adequate to meet our current business needs. We anticipate that additional space will be available on commercially reasonable terms, if required.

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

Stockholders

As of the close of business on February 19, 2025, there were two stockholders of record of our common stock. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, or corporations, or other entities identified in security listings maintained by depositories.

Dividends

We have never declared or paid any cash dividends. We currently expect to retain all future earnings, if any, for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

Performance Graph

The following is not deemed “filed” with the Securities and Exchange Commission and shall not be incorporated by reference into any filing we make under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing. The graph below shows the cumulative total stockholder return assuming an investment on December 31, 2019 in each of our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph compares the performance of a $100 investment in our common stock and in each index (assuming reinvestment of all dividends) from December 31, 2019 to December 31, 2024.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a discovery through late-stage development biopharmaceutical company focused on peptide therapeutics. Our clinical programs fall into two broad categories of diseases: (i) hematology and blood disorders, and (ii) inflammatory and immunomodulatory (“I&I”) diseases. Two novel peptides derived from our proprietary discovery technology platform, rusfertide and icotrokinra (formerly known as JNJ-2113), are currently in advanced Phase 3 clinical development, with New Drug Application (“NDA”) submissions to the U.S. Food and Drug Administration (“FDA”) potentially in 2025.

Rusfertide, an injectable mimetic of the natural hormone hepcidin, is currently in Phase 3 development for treatment of the rare blood disorder polycythemia vera (“PV”). Rusfertide is being co-developed and will be co-commercialized with Takeda Pharmaceuticals, Inc. (“Takeda”) and the Company remains primarily responsible for development through NDA filing. Icotrokinra is a first-in-class investigational targeted oral peptide that selectively blocks the Interleukin-23 receptor (“IL-23R”) and is licensed to J&J Innovative Medicines (“JNJ”), formerly Janssen Biotech, Inc. Following icotrokinra’s joint discovery by us and JNJ scientists pursuant to our IL-23R collaboration, we were primarily responsible for the development of icotrokinra through Phase 1, with JNJ assuming responsibility for development in Phase 2 and beyond.

We also have a number of pre-clinical stage oral drug discovery programs to address clinically and commercially validated targets, including IL-17 oral peptide antagonist PN-881, an oral metabolic/obesity peptide program, and an oral hepcidin mimetic/ferroportin blocker program.

Rusfertide

Rusfertide is currently in Phase 3 development for the treatment of PV. VERIFY (ClinicalTrials.gov identifier NCT05210790) is a global double-blind, placebo-controlled Phase 3 clinical trial of rusfertide in PV for approximately 250 patients. The trial evaluates the efficacy, symptom burden and safety of once-weekly, subcutaneously self-administered rusfertide in patients with uncontrolled hematocrit who are phlebotomy dependent despite standard of care treatment. The trial enrolled patients across North and South America, Europe, Asia and Australia. We expect to announce top-line data for the trial’s 32-week primary efficacy endpoint in March 2025, potentially leading to an NDA filing in the fourth quarter of 2025.

Our rusfertide Phase 2 clinical trials include the following:

●	REVIVE (NCT04057040) – A Phase 2 proof of concept (“POC”) trial, was initiated in the fourth quarter of 2019. We completed enrollment of patients in the first quarter of 2022 and 70 patients were enrolled through the end of the randomized withdrawal portion of the trial, which was completed during the first quarter of 2023 and is continuing in an ongoing open-label extension (“OLE”);
●	THRIVE (NCT06033586) – A Phase 2 long-term OLE for REVIVE patients on years three through five of treatment; and
●	PACIFIC (NCT04767802) – Another Phase 2 trial for rusfertide for patients diagnosed with PV and with routinely elevated hematocrit levels (>48%), was initiated during the first quarter of 2021, and the 52-week trial was completed during the second quarter of 2023.

Final results from the REVIVE trial presented at the American Society of Hematology (“ASH”) 2024 Annual Meeting in December 2024 showed that 54% of patients with PV experienced more than 2.5 years of durable hematocrit control (<45%), decreased phlebotomy use, long-term tolerability and improvements in patient-reported outcomes.

In January 2024, we entered into a worldwide license and collaboration agreement for rusfertide with Takeda (the “Takeda Collaboration Agreement”). We are primarily responsible for the development of rusfertide through a potential NDA filing. Under the terms of the agreement, we received a one-time, non-refundable upfront payment of $300.0 million in April 2024, and we are eligible to receive additional worldwide development, regulatory and commercial milestone payments for rusfertide of up to $330.0 million, inclusive of the following potential upcoming milestones:

●	$25.0 million upon successful achievement of the primary endpoint in the Phase 3 VERIFY trial for rusfertide in PV; and
●	$50.0 million upon FDA approval of an NDA for rusfertide in PV (or $75.0 million if we exercise our full right to opt-out of the 50:50 U.S. profit and loss sharing arrangement).

We are also eligible to receive tiered royalties from 10% to 17% on ex-U.S. net sales of rusfertide and other specified second-generation injectable hepcidin memetic compounds (the “Licensed Products”). We and Takeda will also share equally in profits and losses (50% to us and 50% to Takeda) of the Licensed Products in the United States, if approved. See Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details related to the agreement, including our right to opt-out of the 50:50 U.S. profit and loss sharing arrangement.

Icotrokinra

Our IL-23R antagonist compound icotrokinra, licensed to J&J, is an orally delivered drug that is designed to block biological pathways currently targeted by marketed injectable antibody drugs. Our orally stable peptide approach may offer a targeted therapeutic approach for gastrointestinal and systemic compartments as needed. We believe that, compared to antibody drugs, icotrokinra has the potential to provide clinical improvement in an oral medication with increased convenience and compliance and the opportunity for the earlier introduction of targeted oral therapy.

JNJ has initiated the following icotrokinra trials:

●	ICONIC-LEAD (NCT06095115) – A 684-patient randomized, controlled Phase 3 trial to evaluate the safety and efficacy of icotrokinra compared with placebo in participants with moderate-to-severe plaque psoriasis, with PASI-90 (90% improvement in skin lesions as measured by the Psoriasis Area and Severity Index (“PASI”) and Investigator’s Global Assessment (“IGA”) scores of 0 (clear) or 1 (almost clear) as co-primary endpoints;
●	ICONIC-TOTAL (NCT06095102) – A 311-patient randomized, controlled Phase 3 trial to evaluate the efficacy and safety of icotrokinra compared with placebo for the treatment of plaque psoriasis in participants with at least moderate severity affecting special areas (scalp, genital, and/or palms of the hands and soles of the feet) with overall IGA scores of 0 or 1 as the primary endpoint;
●	ICONIC-ADVANCE 1 (NCT06143878) – A 774-patient randomized, controlled Phase 3 trial to evaluate the effectiveness of icotrokinra in participants with moderate-to-severe plaque psoriasis compared to placebo and Sotyktu® (“deucravacitinib”). The trial’s primary co-endpoints are PASI-90 and IGA scores of 0 or 1;
●	ICONIC-ADVANCE 2 (NCT06220604) – A 731-patient Phase 3 trial similarly designed to ICONIC ADVANCE 1 in participants with moderate-to-severe plaque psoriasis;
●	Pustular/Erythrodermic Psoriasis (NCT06295692) – A 19-patient open label Phase 3 trial to evaluate the effectiveness of icotrokinra in participants with pustular or erythrodermic psoriasis;
●	ICONIC-PsA 2 (NCT06807424) – A 750-patient randomized, controlled Phase 3 trial to evaluate the efficacy and safety of icotrokinra compared with placebo in biologic-experienced patients with active psoriatic arthritis (“PsA”); and
●	ANTHEM-UC (NCT06049017) – A 252-patient randomized, controlled Phase 2b trial to evaluate the safety and effectiveness of icotrokinra compared with placebo in participants with moderate-to-severely active ulcerative colitis (“UC”).

In the fourth quarter of 2024, we announced positive topline results for the ICONIC-LEAD and ICONIC-TOTAL Phase 3 trials. In the ICONIC-LEAD trial, once daily icotrokinra showed significant skin clearance versus placebo in adults and adolescents with moderate to-severe plaque psoriasis. At week 16, nearly two-thirds (64.7%) of patients treated with icotrokinra achieved IGA scores of 0 or 1 and 49.6% achieved PASI-90, compared to 8.3% and 4.4% on placebo, respectively. In addition, topline results from the Phase 3 ICONIC-TOTAL trial showed that once daily icotrokinra met the primary endpoint of IGA scores of 0 or 1 at week 16 as compared to placebo. Comprehensive results from both ICONIC-LEAD and ICONIC-TOTAL are expected to be presented at upcoming medical congresses and shared with health authorities in planned submissions.

Topline results for the ANTHEM trial for icotrokinra in UC are expected in the first quarter of 2025. Topline results for the ICONIC-ADVANCE 1, ICONIC-ADVANCE 2, and pustular/erythrodermic psoriasis trials are expected in the second quarter of 2025.

On July 27, 2021, we entered into an Amended and Restated License and Collaboration Agreement with JNJ, which amended and restated the License and Collaboration Agreement, effective July 13, 2017, by and between the Company and JNJ, as amended by the first amendment, effective May 7, 2019 (together, the “JNJ License and Collaboration Agreement”) for the development and commercialization of icotrokinra. During the fourth quarter of 2023, we earned a $50.0 million milestone payment in connection with the dosing of the third patient in the ICONIC-TOTAL Phase 3 clinical trial of icotrokinra in patients with moderate-to-severe psoriasis and a $10.0 million milestone payment upon the dosing of the third patient in the ANTHEM Phase 2b trial in patients with moderately-to-severely active UC. The JNJ License and Collaboration Agreement was further amended in November 2024 to:

●	increase the milestone payment for a Phase 3 clinical trial of any licensed product for any indication meeting its primary endpoint by $50.0 million, from $115.0 million to $165.0 million;
●	eliminate the $35.0 million milestone payment previously due for the acceptance of an NDA filing by the FDA for a licensed product for any indication; and
●	eliminate the $15.0 million milestone payment previously due for the dosing of the third patient in the first Phase 3 clinical trial of a licensed product for a second indication.

We earned the $165.0 million milestone payment described above during the fourth quarter of 2024. We have earned a total of $337.5 million in nonrefundable payments from JNJ from 2017 through December 31, 2024. We are eligible to receive up to $630.0 million in future development and sales milestone payments, inclusive of the following potential upcoming milestones:

●	$50.0 million milestone upon approval of an NDA for icotrokinra in any indication;
●	$25.0 million milestone upon the acceptance of an NDA filing by the FDA for icotrokinra in a second indication; and
●	$45.0 million milestone upon the approval of an NDA for icotrokinra in a second indication.

We also remain eligible to receive upward tiering royalties on net product sales at percentages ranging from 6% percent to 10% percent, with 10% percent applicable for net sales over $4.0 billion. See Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

PN-881

In the fourth quarter of 2024, we announced the selection of PN-881, a potential best-in-class oral peptide IL-17 antagonist, as a development candidate for the treatment of immune-mediated skin diseases. PN-881 targets three IL-17 dimers (IL-17 AA, AF and FF), which may offer potential treatment options for hidradenitis suppurativa (“HS”), spondyloarthritis, plaque psoriasis and psoriatic arthritis (“PsA”). Investigational New Drug (“IND”), or foreign equivalent, enabling studies are ongoing, and we expect to initiate a PN-881 Phase 1 study in the fourth quarter of 2025.

Discovery Platform

Our clinical and pre-clinical assets are all derived from our proprietary discovery platform. Our platform enables us to engineer novel, structurally constrained peptides that are designed to retain key advantages of both orally delivered small molecules and injectable antibody drugs while overcoming many of their limitations as therapeutic agents. Importantly, constrained peptides can be designed to potentially alleviate the fundamental instability inherent in traditional peptides to allow different delivery forms, such as oral, subcutaneous, intravenous, and rectal. Our discovery pipeline has strategically focused on (i) hematology and blood disorders, (ii) I&I diseases and (iii) metabolic diseases, including obesity.

We have a pre-clinical stage program to identify an orally administered hepcidin mimetic/ferroportin blocker, which we believe to be complementary to the injectable rusfertide for offering the best treatment options for PV and other potential erythropoietic and iron imbalance disorders, and we expect to nominate a development candidate in the fourth quarter of 2025. We also have an oral peptide-based metabolic/obesity program and expect to nominate a development candidate in the second quarter of 2025.

Risks and Uncertainties

We describe the respective risks, uncertainties and assumptions that could affect our business, financial condition and/or results of operations in Part I, Item 1A. “Risk Factors” herein.

Operations

We have incurred cumulative net losses from inception through December 31, 2024 of $340.5 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research and development expenses and other expenses related to our ongoing operations, product development, pre-clinical discovery programs and pre-commercialization activities. As a result, we may incur losses in the future as we continue the development of, and seek regulatory approval for, our product candidates.

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

There has been uncertainty and disruption in the global economy and financial markets due to a number of factors, including geopolitical instability, inflationary pressures, high interest rates, a recessionary environment, domestic and global monetary and fiscal policy, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, banking and other financial institution instability and other factors. We have taken into consideration any known impacts in our accounting estimates to date and are not aware of any additional specific events or circumstances that would require any additional updates to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of the date of the filing of this Annual Report on Form 10-K. These estimates may change as new events occur, circumstances change, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Revenue Recognition

Accounting Standards Codification Topic 606, Revenue from Contracts with Customers requires us to allocate the arrangement consideration on a relative standalone selling price basis for each performance obligation after determining the transaction price of the contract and identifying the performance obligations to which that amount should be allocated. The relative standalone selling price is defined as the price at which an entity would sell a promised good or service separately to a customer. If other observable transactions in which we have sold the same performance obligation separately are not available, we estimate the standalone selling price of each performance obligation. Key assumptions to determine the standalone selling price may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

Whenever we determine that goods or services promised in a contract should be accounted for as a combined performance obligation over time, we determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue is recognized using the proportional performance method. Costs incurred or labor hours are typically used as the measure of performance. Management’s judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete our performance obligations. If we determine that the performance obligation is satisfied over time, any upfront payment received is initially recorded as deferred revenue on our consolidated balance sheets.

Research and Development Costs

Research and development costs are expensed as incurred, unless there is an alternate future use in other research and development projects or otherwise. Research and development costs include salaries and benefits, stock-based compensation expense, laboratory supplies and facility-related overhead, outside contracted services, including clinical and pre-clinical trial costs, manufacturing and process development costs for both clinical and preclinical materials, research costs, development milestone payments under license and collaboration agreements, and other consulting services.

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

Components of Our Results of Operations

License and Collaboration Revenue

Our license and collaboration revenue is derived from payments we receive under the Takeda Collaboration Agreement and the JNJ License and Collaboration Agreement. See Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

Research and development expenses consist primarily of the following:

●	expenses incurred under agreements with clinical trial sites that conduct research and development activities on our behalf;
●	employee-related expenses, which include salaries, benefits and stock-based compensation;
●	laboratory vendor expenses related to the preparation and conduct of pre-clinical studies and clinical trials;
●	costs related to production of clinical supplies and pre-clinical materials, including fees paid to contract manufacturers;
●	license fees and milestone payments under license and collaboration agreements; and
●	facilities and other allocated expenses, which include expenses for rent and maintenance of facilities, information technology, depreciation and amortization expense and administrative and other supplies.

We recognize the amounts related to our Australian research and development refundable tax offset that are not subject to refund provisions as a reduction in research and development expenses. The research and development tax offsets are recognized when there is reasonable assurance that the offset will be received, the relevant expenditure has been incurred and the amount of the consideration can be reliably measured. We evaluate our eligibility under the tax incentive program as of each balance sheet date and make accruals and related adjustments based on the most current and relevant data available. We may alternatively be eligible for a nonrefundable tax offset.

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

We expect our research and development expenses to increase in the near term as compared to prior year periods as we continue to focus our resources toward (i) progressing our rusfertide program into late stage clinical trials and preparing for regulatory filings and commercialization, and (ii) advancing our pre-clinical and drug discovery research programs, including progressing our recently nominated product development candidate PN-881 through IND-enabling studies, or foreign equivalents. We do not intend to dedicate further internal resources to clinical development or contract manufacturing activities for our PN-943 clinical program. The process of conducting research, identifying potential product candidates, conducting pre-clinical studies and clinical trials necessary to obtain regulatory approval and commencing pre-commercialization activities is costly and time intensive. We may never succeed in achieving marketing approval for our product candidates regardless of our costs and efforts. The probability of success of our product candidates may be affected by numerous factors, including pre-clinical data, clinical data, competition, manufacturing capability, our cost of goods to be sold, our ability to receive, and the timing of, regulatory approvals, market conditions, and our ability to successfully commercialize our products if they are approved for marketing. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will be able to generate revenue from the commercialization and sale of any of our product candidates. Our research and development programs are subject to change from time to time as we evaluate our priorities and available resources.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resources, audit and accounting services, IT and pre-commercialization expenses, including selling and marketing costs. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of expenses for rent and maintenance of facilities, information technology, depreciation and amortization expense and other administrative supplies. We expect to continue to incur expenses to support our continued operations as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of the national securities exchange on which our securities are traded, insurance expenses, investor relations expenses, audit fees, professional services and general overhead and administrative costs.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents, and marketable securities, which is comprised of contractual interest, premium amortization and discount accretion.

Other Income (Expense), Net

Other income (expense), net consists primarily of amounts related to foreign exchange gains and losses and related items.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

	Year Ended December 31,		Dollar	%
	2024	2023	Change	Change

	(Dollars in thousands)
Revenue:
License and collaboration revenue	$434,433	$60,000	$374,433	*
Operating expenses:
Research and development (1)	138,128	120,161	17,967	15
General and administrative (2)	43,462	33,491	9,971	30
Total operating expenses	181,590	153,652	27,938	18
Income (loss) from operations	252,843	(93,652)	346,495	*
Interest income	26,315	14,898	11,417	77
Other income (expense), net	250	(201)	451	*
Income (loss) before income tax expense	279,408	(78,955)	358,363	*
Income tax expense	4,220	—	4,220	*
Net income (loss)	$275,188	$(78,955)	$354,143	*

*Percentage not meaningful.

(1) Includes $20.9 million and $17.1 million of non-cash stock-based compensation expense for the years ended December 31, 2024 and 2023, respectively.

(2) Includes $16.6 million and $12.2 million of non-cash stock-based compensation expense for the years ended December 31, 2024 and 2023, respectively.

License and Collaboration Revenue

License and collaboration revenue was comprised of the following for the years presented:

	Year Ended December 31,		Dollar	%
	2024	2023	Change	Change

	(Dollars in thousands)
License and collaboration revenue:
Takeda Collaboration Agreement revenue	$269,433	$—	$269,433	*
JNJ License and Collaboration Agreement revenue	165,000	60,000	105,000	175
Total license and collaboration revenue	$434,433	$60,000	$374,433	*

*Percentage not meaningful.

License and collaboration revenue increased by $374.4 million from $60.0 million for the year ended December 31, 2023 to $434.4 million for the year ended December 31, 2024.

Takeda Collaboration Agreement revenue of $269.4 million for the year ended December 31, 2024 was comprised of (i) $254.1 million of the $300.0 million upfront cash payment allocated to the delivery of the rusfertide license to Takeda upon effectiveness of the agreement in March 2024, and (ii) $15.3 million allocated to development services provided by us during the period based on the cost input method. The remaining balance of $30.6 million was recorded as deferred revenue as of December 31, 2024, which will be recognized over time based on a measure of our efforts toward satisfying our performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g. costs incurred compared to total budget).

JNJ License and Collaboration Agreement revenue represents the achievement of non-refundable milestone payments pursuant to the JNJ License and Collaboration Agreement, as amended in November 2024, of $165.0 million and $60.0 million for the years ended December 31, 2024 and 2023, respectively.

We do not have any commercialized products, and our revenue is derived from licensing and collaboration agreements. Revenue from licensing and collaboration agreements, by its very nature, is highly variable and dependent upon factors such as the timing of when regulatory and sales milestones are achieved, if at all, and the accounting for any upfront payments and performance obligations associated with any existing or new agreements.

As discussed above, our revenue for the year ended December 31, 2024 was significantly higher than in prior years due to the partial recognition of an upfront payment of $300.0 million upon execution of the Takeda Collaboration Agreement and the achievement of a $165.0 million milestone pursuant to the terms of the JNJ License and Collaboration Agreement, as amended in November 2024. Our revenue for the year ended December 31, 2025 is expected to be comprised of (i) the proportionate recognition of the $30.6 million recorded in deferred revenue as of December 31, 2024, and (ii) any milestones achieved during the year, which are expected to be substantially lower than in 2024. Accordingly, revenue in 2025 is expected to reduce significantly, which will also impact our net income.

Research and Development Expenses

	Year Ended December 31,		Dollar	%
	2024	2023	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide	$97,862	$98,060	$(198)	-
Clinical and development expense — PN-943	150	1,058	(908)	(86)
Clinical and development expense — other	176	99	77	78
Pre-clinical and drug discovery research expense	39,940	20,944	18,996	91
Total research and development expenses	$138,128	$120,161	$17,967	15

Research and development expenses increased $18.0 million, or 15%, from $120.2 million for the year ended December 31, 2023 to $138.1 million for the year ended December 31, 2024. The increase was primarily due to an increase of $19.0 million in pre-clinical and drug discovery research expense, including costs related to PN-881, our recently nominated IL-17 development candidate, partially offset by a decrease of $0.9 million in expenses for our PN-943 program as further development work was deprioritized in 2023.

We had 98 and 85 full-time equivalent research and development employees as of December 31, 2024 and 2023, respectively. Research and development personnel-related expenses for the year ended December 31, 2024 increased by $10.0 million as compared to the year ended December 31, 2023, including increases of $6.1 million in personnel-related expenses and $3.9 million in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased $10.0 million, or 30%, from $33.5 million for the year ended December 31, 2023 to $43.5 million for the year ended December 31, 2024. This increase was primarily due to a $4.6 million increase in advisory and legal fees related to the Takeda Collaboration agreement and a $4.4 million increase in stock-based compensation expense.

We had 28 and 27 full-time equivalent general and administrative employees as of December 31, 2024 and 2023, respectively.

Interest Income

Interest income increased $11.4 million, or 77%, from $14.9 million for the year ended December 31, 2023 to $26.3 million for the year ended December 31, 2024. This increase was primarily due to higher invested balances, including the $300.0 million one-time, nonrefundable upfront payment received under the Takeda Collaboration Agreement in April 2024.

Income Tax Expense

Income tax expense was $4.2 million and $0 for the year ended December 31, 2024 and 2023, respectively. Income tax expense for the year ended December 31, 2024 was a result of taxable income from the recognition of revenue in connection with the Takeda Collaboration Agreement and the JNJ License and Collaboration Agreement. The effective tax rate was 1.5% and 0.0% for the years ended December 31, 2024 and 2023, respectively.

Comparison of the Years Ended December 31, 2023 and 2022

See Part II, Item 7—Results of Operations—Comparison of the Years Ended December 31, 2023 and 2022 in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 17, 2024, for a discussion of our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022.

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

In August 2022, we entered into an Open Market Sale AgreementSM , pursuant to which we may offer and sell up to $100.0 million shares of our common stock from time to time in “at-the-market” offerings (the “2022 ATM Facility”). During the year ended December 31, 2023, we sold 1,749,199 shares of our common stock under the 2022 ATM Facility for net proceeds of $24.3 million, after deducting issuance costs. There were no sales of our common stock under the 2022 ATM Facility during the years ended December 31, 2024 and 2022.

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

In August 2023, prior to the expiration of the Warrants, we entered into certain agreements with the Investors and their affiliates under which we agreed to allow the Warrants to be exercised in exchange for pre-funded warrants representing the same number of Warrant Shares underlying the Warrants with an exercise price of $0.001 per share (the “Pre-Funded Warrants”). Subsequent to the execution of the agreements and prior to the expiration of the Warrants, all outstanding Warrants were exercised for gross proceeds of $34.4 million in exchange for 44,748 shares of our common stock and Pre-Funded Warrants to purchase 2,705,252 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Pre-Funded Warrants) with an exercise price of $0.001 per share. The Pre-Funded Warrants will expire upon the day they are exercised in full. The Pre-Funded Warrants are exercisable at any time prior to expiration except that the Pre-Funded Warrants cannot be exercised by the Investors if, after giving effect thereto, the Investors would beneficially own more than 9.99% of our common stock, subject to certain exceptions. The common stock and Pre-Funded Warrants met the criteria for equity classification and the net proceeds from the transaction were recorded as a credit to additional paid-in capital. In accordance with Accounting Standards Topic 260, Earnings Per Share, outstanding Pre-Funded Warrants are included in the computation of basic net loss per share because the exercise price is negligible, and they are fully vested and exercisable after the original issuance date. During the year ended December 31, 2024, Pre-Funded Warrants to purchase 1,205,252 shares were net exercised, resulting in the issuance of 1,205,225 shares of common stock. As of December 31, 2024, Pre-Funded Warrants to purchase 1,500,000 shares of common stock remained outstanding.

Receipt of Payments Under Collaboration Agreements

In March 2024, we earned a $300.0 million one-time, nonrefundable upfront payment from Takeda upon the closing of the Takeda Collaboration Agreement, which we received in April 2024.

Pursuant to the Takeda Collaboration Agreement, we may be eligible to receive clinical development, regulatory and sales milestones, if and when achieved. Upcoming potential development milestones under the Takeda Collaboration Agreement include:

●	$25.0 million upon successful achievement of the primary endpoint in the Phase 3 VERIFY trial for rusfertide in PV; and
●	$50.0 million upon FDA approval of an NDA for rusfertide in PV (or $75.0 million if we exercise our full right to opt out of the 50:50 U.S. profit and loss sharing arrangement in exchange for enhanced economics).

Under the JNJ License and Collaboration Agreement, we earned a $50.0 million milestone payment upon the dosing of the third patient in the ICONIC-TOTAL Phase 3 trial in late October 2023, which we received in December 2023. We earned a $10.0 million milestone payment upon the dosing of the third patient in the ANTHEM Phase 2b trial in patients with UC in December 2023, which we received in January 2024. The JNJ License and Collaboration Agreement was further amended in November 2024 to:

●	increase the milestone payment for a Phase 3 clinical trial of any licensed product for any indication meeting its primary endpoint by $50.0 million, from $115.0 million to $165.0 million;
●	eliminate the $35.0 million milestone payment previously due for the acceptance of an NDA filing by the FDA for use of licensed product for any indication; and
●	eliminate the $15.0 million milestone payment previously due for the dosing of the third patient in the first Phase 3 clinical trial of a licensed product for a second indication.

We earned the $165.0 million milestone payment described above during the fourth quarter of 2024. We earned a total of $337.5 million in nonrefundable payments from JNJ from 2017 through December 31, 2024. We have also received payments for services provided under the collaboration agreement and we may make in-kind payment reimbursements to JNJ for certain costs they have incurred pursuant to the cost sharing terms of the agreement.

Pursuant to the JNJ License and Collaboration Agreement, we may be eligible to receive clinical development, regulatory and sales milestones, if and when achieved. Upcoming potential development milestones under the JNJ License and Collaboration Agreement include:

●	$50.0 million milestone upon approval of an NDA for icotrokinra in any indication;
●	$25.0 million milestone upon the acceptance of an NDA filing by the FDA for icotrokinra in a second indication; and
●	$45.0 million milestone upon the approval of an NDA for icotrokinra in a second indication.

Capital Requirements

As of December 31, 2024, we had $559.2 million of cash, cash equivalents and marketable securities and an accumulated deficit of $340.5 million. Our capital expenditures were $1.4 million, $0.6 million and $0.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. Our primary uses of cash are to fund our operating expenses, including our research and development expenditures and general and administrative costs. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months from the date of this Annual Report on Form 10-K based on current operating plans and financial forecasts.

We may require additional funding to advance our early discovery pipeline and to develop, acquire, or in-license other potential product candidates. Our future funding requirements will depend on many factors, including:

●	the progress, timing, scope, results and costs of advancing our clinical trials for our product candidates, including the ability to enroll patients in a timely manner for our clinical trials;
●	the costs of and our ability to obtain clinical supplies for our current product candidates and any other product candidates we may identify and develop;
●	our ability to successfully commercialize our current product candidates with our collaboration partners and any other product candidates we may identify and develop;
●	the success of our existing or future collaborations with third parties;
●	the selling and marketing costs associated with rusfertide, which is being co-developed and co-commercialized with Takeda under the Takeda Collaboration Agreement, and any other product candidates we may identify and develop, including the costs and timing of expanding our sales and marketing capabilities;
●	the achievement of development, regulatory and sales milestones resulting in payments to us from JNJ under the JNJ License and Collaboration Agreement, Takeda under the Takeda Collaboration Agreement or other such arrangements that we may enter into, and the timing of receipt of such payments, if any;
●	the timing, receipt and amount of royalties from JNJ under the JNJ License and Collaboration Agreement or Takeda under the Takeda Collaboration Agreement upon regulatory approval or clearance, if any;
●	the amount and timing of sales and other revenues from our current product candidates and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;
●	the cash requirements of any future acquisitions or discoveries of product candidates;
●	the time and costs necessary to respond to technological and market developments; and
●	the extent to which we may acquire or in-license other product candidates and technologies.

Such additional funding may come from various sources, including raising additional capital, seeking access to debt, and seeking additional collaborative or other arrangements with partners, but such funding may not be available on terms acceptable to us, if at all. As discussed in Part I, Item 1A, “Risk Factors,” we are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by domestic and global monetary and fiscal policy, changes in trade policies, including tariffs or other restrictions or the threat of such actions, geopolitical instability, inflationary pressures, high interest rates and banking and other financial institution instability, among other factors. A future recession or market correction, including those due to significant geopolitical or macroeconomic events, could materially affect our business and our access to credit and financial markets.

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

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023	2022

Consolidated Statements of Cash Flows Data:	(Dollars in thousands)
Cash provided by (used) in operating activities	$184,152	$(70,236)	$(108,137)
Cash (used in) provided by investing activities	$(299,483)	$(39,258)	$91,468
Cash provided by financing activities	$25,853	$170,477	$18,838
Stock-based compensation	$37,554	$29,293	$24,202
Deferred revenue	$30,567	$—	$—

Cash Provided by (Used in) Operating Activities

Cash provided by operating activities for the year ended December 31, 2024 was $184.2 million and consisted primarily of our net income of $275.2 million and certain non-cash items, including $37.6 million of stock-based compensation, partially offset by a net change of $122.6 million in net operating assets and liabilities. The change in net operating assets and liabilities was driven primarily by a change of $155.0 million in receivable from a collaboration partner related to a milestone payment under the JNJ License and Collaboration Agreement, partially offset by a change of $30.6 million in deferred revenue related to the Takeda Collaboration Agreement. The $254.4 million increase in cash provided by operating activities during the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to the receipt of a $300.0 million one-time, non-refundable upfront payment related to the Takeda Collaboration Agreement.

Cash used in operating activities for the year ended December 31, 2023 was $70.2 million and consisted primarily of our net loss of $79.0 million and a net change of $19.5 million in net operating assets and liabilities, partially offset by certain non-cash items, including $29.2 million of stock-based compensation expense. The $37.9 million decrease in cash used in operating activities for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to a $48.4 million decrease in our net loss and a $5.1 million increase in stock-based compensation expense, partially offset by a $4.0 million decrease in accretion of discount on marketable securities and an $11.7 million net change in net operating assets and liabilities.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities for the year ended December 31, 2024 was $299.5 million and consisted of purchases of securities of $621.7 million and purchases of property and equipment of $1.4 million, partially offset by proceeds from maturities of marketable securities of $323.6 million. The $260.2 million increase in cash used in investing activities for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to the investment made with a portion of the proceeds from the $300.0 million payment from the Takeda Collaboration Agreement. Purchases of property and equipment were primarily related to purchases of leasehold improvements and laboratory equipment.

Cash used in investing activities for the year ended December 31, 2023 was $39.3 million and consisted of purchases of marketable securities of $191.1 million and purchases of property and equipment of $0.6 million, partially offset by proceeds from maturities of marketable securities of $152.4 million. The $130.7 million decrease in cash provided by investing activities for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily related to a decrease in the net activity of purchases and maturities of marketable securities. Purchases of property and equipment were primarily related to purchases of laboratory and computer equipment.

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2024 was $25.9 million and consisted of net cash proceeds of $26.5 million from the issuance of common stock upon exercises of stock options and purchases of stock under our employee stock purchase plan (“ESPP”), partially offset by $0.6 million in tax withholding payments related to the net settlement of restricted stock units. The $144.6 million decrease in cash provided by financing activities for year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to $107.8 million of proceeds received from a public offering of our common stock in April 2023, $24.3 million of proceeds from ATM sales of our common stock in 2023, and $34.3 million in proceeds from exercises of warrants in 2023 in exchange for Pre-Funded Warrants and common stock. These changes were partially offset by a $21.7 million increase in proceeds from the issuance of common stock upon exercise of options and purchases of common stock under our ESPP.

Cash provided by financing activities for the year ended December 31, 2023 was $170.5 million and consisted primarily of net cash proceeds of $107.8 million from the April 2023 public offering of our common stock, $24.3 million from sales of our common stock under the 2022 ATM Facility, $34.4 million from the exercise of the Warrants in exchange for issuance of Pre-Funded Warrants and common stock, and $4.8 million in proceeds from the issuance of common stock upon exercise of stock options and purchases of common stock under our ESPP. The $151.6 million increase in cash provided by financing activities for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to a $107.8 million increase in net cash proceeds from the April 2023 public offering, a $9.7 million increase in cash proceeds from ATM sales and a $34.4 million increase in net cash proceeds from the exercise of the Warrants.

Contractual Obligations and Other Commitments

In the normal course of business, we enter into agreements with contract service providers to assist in the performance of our research and development activities and clinical and commercial manufacturing activities. Subject to the required notice periods and our obligations under certain binding commitments, we can elect to discontinue the work under these agreements at any time. However, the financial terms of some of these agreements may include non-refundable upfront payments, payments by us for options to acquire certain rights, contingent obligations by us for potential development and regulatory milestone payments and/or sales-based milestone payments and royalty payments. These obligations are recorded in our consolidated statements of operations as incurred, which is generally when the corresponding events become probable. Certain payments are contingent upon the occurrence of various future events that have a high degree of uncertainty. We expect to enter into additional clinical development, contract research, clinical and commercial manufacturing, supplier and collaborative research agreements in the future, which may require upfront payments and long-term commitments of capital resources.

Our contractual obligations include minimum lease payments under our operating lease obligations. In May 2024, we entered into a third amendment to our facility lease agreement dated as of March 2017 to extend the lease term for our existing office and laboratory space from one to 66 months and to lease approximately 17,700 rentable square feet of additional office space. See Note 8 to the Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K for additional information.

Under the Takeda Collaboration Agreement, we may share with Takeda certain development, manufacturing and commercialization costs. The actual amounts that we may pay Takeda or that Takeda may pay us will depend on a number of factors, some of which are outside of our control and some of which are contingent upon the success, if achieved, of certain development and regulatory activities. See Note 3 to the Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K for additional information.

In January 2020, we initiated arbitration proceedings with the International Court of Arbitration of the International Chamber of Commerce against Zealand Pharma A/S (“Zealand”) related to a collaboration agreement we and Zealand entered into in 2012 and terminated in 2014. The agreement provides for certain post-termination payment obligations to Zealand with respect to compounds related to the collaboration that we elect to further develop and that meet specified conditions. In August 2021, we and Zealand agreed to resolve the dispute and reached an Arbitration Resolution Agreement. Under the Arbitration Resolution Agreement, we recognized $4.0 million in development milestone payments to Zealand in the third quarter of 2021 and are obligated to pay Zealand certain milestone and royalty payments for rusfertide. The potential future payments include (i) up to $2.75 million in future development milestone payments, (ii) a low single digit royalty on worldwide net sales, and (iii) sales milestones for achievement of annual net sales amounts in specific geographies. See Note 7 and Note 9 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our interest-earning investments and inflation risk affecting labor costs and clinical trial costs.

Interest Rate Fluctuation Risk

We had $559.2 million and $341.6 million in cash, cash equivalents and marketable securities at December 31, 2024 and 2023, respectively. Our cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Marketable securities consist of certificates of deposit, corporate bonds, commercial paper and government bonds. A portion of our investments may be subject to interest rate risk and could decline in value if market interest rates increase. Based on our interest rate sensitivity analysis, an immediate 100 basis point increase in interest rates would increase our annual interest income by approximately $2.8 million, while an immediate 100 basis point decrease in interest rates would decrease our annual interest income by approximately $2.8 million.

Approximately $0.6 million and $0.9 million of our cash balance was located in Australia at December 31, 2024 and 2023, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of our expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on the results of our operations.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our costs, such as the cost of labor and research and development contract costs. We do not believe inflation has had a material adverse effect on the results of our operations during the year ended December 31, 2024.

Item 8. Financial Statements and Supplementary Data

PROTAGONIST THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Protagonist Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Protagonist Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Takeda Collaboration Agreement
Description of the Matter

As described in Note 3, the Company entered into a Collaboration and License Agreement with Takeda Pharmaceuticals USA, Inc. (Takeda), pursuant to which the Company and Takeda will collaborate on the development and commercialization of rusfertide (Takeda Agreement). As further described in Note 3, the transaction price was allocated at the inception of the agreement to all identified performance obligations based on the relative standalone selling price.

Auditing the Company’s revenue recognition for the Takeda Agreement was complex and required the evaluation of significant judgments made by management, including the determination of the standalone selling price of the license obligation. The estimated standalone selling price for the performance obligation related to the license of intellectual property reflects management’s assumptions, which includes forecasted revenues, development timelines, discount rates and probabilities of technical and regulatory success. Changes to these assumptions can have a material effect on the allocation of the transaction price to the performance obligations as well as the amount and timing of revenue recognized.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls addressing the risks of material misstatement related to the accounting for the Takeda Agreement. For example, we tested management’s controls over the identification of performance obligations, the determination of the significant assumptions described above with respect to the estimation of the standalone selling price of the performance obligations related to the licensed compounds, and the accuracy and completeness of underlying data used in estimating the standalone selling price and the transaction price.

Our audit procedures included, among others, obtaining and reading the Takeda Agreement and evaluating the completeness of the performance obligations identified by management. We also evaluated management’s estimates of the standalone selling price for identified performance obligations. For example, we evaluated the reasonableness and consistency of significant assumptions used in the determination of standalone selling price. We also performed a sensitivity analysis to evaluate the impact that changes in the significant assumptions would have on the estimated standalone selling price of performance obligations and the resulting impact on the allocation of transaction price to each performance obligation, as well as revenue recognized during the period. We involved our valuation professionals to assist in the assessment of certain assumptions used in the determination of the estimated standalone selling price of the license performance obligation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

San Mateo, California

February 21, 2025

PROTAGONIST THERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$97,249	$186,727
Marketable securities	321,664	154,890
Receivable from collaboration partner	165,000	10,000
Prepaid expenses and other current assets	7,728	3,960
Total current assets	591,641	355,577
Marketable securities - noncurrent	140,252	—
Property and equipment, net	3,190	1,195
Restricted cash - noncurrent	225	225
Operating lease right-of-use asset	9,417	954
Total assets	$744,725	$357,951
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,615	$772
Payable to collaboration partner	—	3
Accrued expenses and other payables	23,693	19,358
Deferred revenue	18,891	—
Income taxes payable	2,689	—
Operating lease liability	510	1,141
Total current liabilities	47,398	21,274
Deferred revenue - noncurrent	11,676	—
Operating lease liability - noncurrent	10,356	—
Total liabilities	69,430	21,274
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 180,000,000 and 90,000,000 shares authorized as of December 31, 2024 and 2023, respectively; 61,035,139 and 57,708,613 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1	1
Additional paid-in capital	1,015,898	952,491
Accumulated other comprehensive loss	(82)	(105)
Accumulated deficit	(340,522)	(615,710)
Total stockholders’ equity	675,295	336,677
Total liabilities and stockholders’ equity	$744,725	$357,951

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
License and collaboration revenue	$434,433	$60,000	$26,581
Operating expenses:
Research and development	138,128	120,161	126,215
General and administrative	43,462	33,491	31,739
Total operating expenses	181,590	153,652	157,954
Income (loss) from operations	252,843	(93,652)	(131,373)
Interest income	26,315	14,898	4,060
Other income (expense), net	250	(201)	(80)
Income (loss) before income tax expense	279,408	(78,955)	(127,393)
Income tax expense	4,220	—	—
Net income (loss)	$275,188	$(78,955)	$(127,393)
Net income (loss) per share, basic	$4.47	$(1.39)	$(2.60)
Net income (loss) per share, diluted	$4.23	$(1.39)	$(2.60)
Weighted-average shares used to compute net income (loss) per share, basic	61,566,989	56,763,559	49,042,232
Weighted-average shares used to compute net income (loss) per share, diluted	65,077,722	56,763,559	49,042,232

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$275,188	$(78,955)	$(127,393)
Other comprehensive income (loss):
Unrealized gain on marketable securities	23	60	89
Gain (loss) on translation of foreign operations	—	194	(149)
Comprehensive income (loss)	$275,211	$(78,701)	$(127,453)

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	(Loss) Gain	Deficit	Equity
	Shares	Amount
Balance at December 31, 2021	47,838,330	$—	$709,682	$(299)	$(409,362)	$300,021
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	422,367	—	14,553	—	—	14,553
Issuance of common stock under equity incentive and employee stock purchase plans	686,284	—	4,448	—	—	4,448
Issuance of common stock upon exercise of Exchange Warrants	399,997	—	—	—	—	—
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(7,726)	—	(188)	—	—	(188)
Stock-based compensation expense	—	—	24,202	—	—	24,202
Issuance costs related to prior period common stock offering	—	—	25	—	—	25
Other comprehensive income (loss)	—	—	—	(60)	—	(60)
Net income (loss)	—	—	—	—	(127,393)	(127,393)
Balance at December 31, 2022	49,339,252	—	752,722	(359)	(536,755)	215,608
Issuance of common stock pursuant to public offerings, net of issuance costs	5,750,000	—	107,798	—	—	107,798
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	1,749,199	1	24,301	—	—	24,302
Exercise of Warrants in exchange for issuance of Pre-Funded Warrants	—	—	33,813	—	—	33,813
Issuance of common stock upon exercise of Warrants	44,748	—	559	—	—	559
Issuance of common stock under equity incentive and employee stock purchase plans	857,377	—	4,774	—	—	4,774
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(31,963)	—	(769)	—	—	(769)
Stock-based compensation expense	—	—	29,293	—	—	29,293
Other comprehensive income (loss)	—	—	—	254	—	254
Net income (loss)	—	—	—	—	(78,955)	(78,955)
Balance at December 31, 2023	57,708,613	1	952,491	(105)	(615,710)	336,677
Issuance of common stock under equity incentive and employee stock purchase plans	2,142,094	—	26,453	—	—	26,453
Issuance of common stock upon exercise of Pre-Funded Warrants	1,205,225	—	—	—	—	—
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(20,793)	—	(600)	—	—	(600)
Stock-based compensation expense	—	—	37,554	—	—	37,554
Other comprehensive income (loss)	—	—	—	23	—	23
Net income (loss)	—	—	—	—	275,188	275,188
Balance at December 31, 2024	61,035,139	$1	$1,015,898	$(82)	$(340,522)	$675,295

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$275,188	$(78,955)	$(127,393)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	37,554	29,293	24,202
Operating lease right-of-use asset amortization	2,069	2,335	2,335
Depreciation	826	977	1,034
Accretion of discount on marketable securities	(8,875)	(4,569)	(549)
Other	—	194	—
Changes in operating assets and liabilities:
Receivable from collaboration partner	(155,000)	(9,990)	1,556
Prepaid expenses and other assets	(3,768)	1,753	3,754
Research and development tax incentive receivable	—	—	2,686
Accounts payable	842	(2,868)	2,045
Payable to collaboration partner	(3)	(66)	(830)
Accrued expenses and other payables	4,289	(5,597)	(12,715)
Deferred revenue	30,567	—	(1,601)
Income taxes payable	2,689	—	—
Operating lease liability	(2,226)	(2,743)	(2,661)
Net cash provided by (used in) operating activities	184,152	(70,236)	(108,137)
Cash Flows from Investing Activities
Purchase of marketable securities	(621,702)	(191,045)	(214,874)
Proceeds from maturities of marketable securities	323,574	152,396	307,137
Purchases of property and equipment	(1,355)	(609)	(795)
Net cash (used in) provided by investing activities	(299,483)	(39,258)	91,468
Cash Flows from Financing Activities
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	26,453	4,774	4,448
Tax withholding payments related to net settlement of restricted stock units	(600)	(769)	(188)
Proceeds from public offering of common stock, net of issuance costs	—	107,798	—
Proceeds from at-the-market offering, net of issuance costs	—	24,302	14,553
Proceeds from exercise of Warrants in exchange for issuance of Pre-Funded Warrants	—	33,813	—
Proceeds from issuance of common stock upon exercise of Warrants	—	559	—
Issuance costs related to prior period common stock offering	—	—	25
Net cash provided by financing activities	25,853	170,477	18,838
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(90)
Net (decrease) increase in cash, cash equivalents and restricted cash	(89,478)	60,983	2,079
Cash, cash equivalents and restricted cash, beginning of period	186,952	125,969	123,890
Cash, cash equivalents and restricted cash, end of period	$97,474	$186,952	$125,969
Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$1,530	$—	$—
Supplemental Disclosure of Non-Cash Financing and Investing Information:
Right-of-use asset obtained in exchange for lease obligation	$10,511	$—	$—
Leasehold improvements obtained under tenant improvement allowance	$1,421	$—	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$46	$61	$19

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Note 1.    Organization and Description of Business

Protagonist Therapeutics, Inc. (the “Company”) is a discovery through late-stage development biopharmaceutical company focused on peptide therapeutics. The Company’s clinical programs fall into two broad categories of diseases: (i) hematology and blood disorders, and (ii) inflammatory and immunomodulatory (“I&I”) diseases. Two novel peptides derived from the Company’s proprietary discovery technology platform, rusfertide and icotrokinra (formerly known as JNJ-2113), are currently in advanced Phase 3 clinical development.

Rusfertide, an injectable mimetic of the natural hormone hepcidin partnered with Takeda Pharmaceuticals, Inc. (“Takeda”), is currently in Phase 3 development for treatment of the rare blood disorder polycythemia vera (“PV”). Icotrokinra is a first-in-class investigational targeted oral peptide that selectively blocks the Interleukin-23 receptor (“IL-23R”), which is licensed to J&J Innovative Medicines (“JNJ”), formerly Janssen Biotech, Inc. Icotrokinra is an orally delivered drug that is designed to block biological pathways currently targeted by marketed injectable antibody drugs. Following Icotrokinra’s joint discovery by the Company and JNJ scientists pursuant to their IL-23R collaboration, the Company was primarily responsible for the development of icotrokinra through Phase 1, with JNJ assuming responsibility for development in Phase 2 and beyond.

The Company also has a number of pre-clinical stage oral drug discovery programs to address clinically and commercially validated targets, including IL-17 oral peptide antagonist PN-881, an oral metabolic/obesity peptide program, and an oral hepcidin mimetic/ferroportin blocker program.

The Company is headquartered in Newark, California and has one wholly owned subsidiary, Protagonist Pty Limited (“Protagonist Australia”), located in Brisbane, Queensland, Australia.

Liquidity

As of December 31, 2024, the Company had cash, cash equivalents and marketable securities of $559.2 million. The Company has incurred an accumulated deficit from inception through December 31, 2024 of $340.5 million. The Company’s ultimate success depends upon the outcome of its research and development and collaboration activities. The Company may incur additional losses in the future as it continues the development of rusfertide through Phase 3 development and a potential NDA filing and invests in its pre-clinical discovery programs and may need to raise additional capital to continue to execute its long-range business plan. Since the Company’s initial public offering in August 2016, it has financed its operations primarily through proceeds from offerings of common stock and payments received under license and collaboration agreements.

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

There has been uncertainty and disruption in the global economy and financial markets due to a number of factors, including geopolitical instability, inflationary pressures, high interest rates, a recessionary environment, domestic and global monetary and fiscal policy, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, banking and other financial institution instability and other factors. The Company has taken into consideration any known impacts in its accounting estimates to date and is not aware of any additional specific events or circumstances that would require any additional updates to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the filing date of this Annual Report on Form 10-K. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Restricted Cash

Restricted cash consists of cash balances held as security in connection with a letter of credit related to the Company’s facility lease entered into in March 2017, as subsequently amended. The Company’s letter of credit balance was $0.2 million at December 31, 2024, 2023 and 2022 pursuant to the terms of the facility lease.

Cash as Reported in Consolidated Statements of Cash Flows

Cash as reported in the consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as presented on the consolidated balance sheets.

Cash as reported in the consolidated statements of cash flows consisted of (in thousands):

	December 31,
	2024	2023	2022
Cash and cash equivalents	$97,249	$186,727	$125,744
Restricted cash - noncurrent	225	225	225
Total cash reported on consolidated statements of cash flows	$97,474	$186,952	$125,969

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

Pursuant to Accounting Standard Update 2016-13, Financial Instruments - Credit Losses (Topic 326), the Company has elected to exclude accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities for the purposes of identifying and measuring an impairment. The Company writes off accrued interest as a reduction of interest income when an issuer has defaulted on interest payments due on a security.

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

Leases

The Company determines if an arrangement is a lease at inception. Pursuant to Accounting Standards Codification Topic 842, Leases (“ASC Topic 842”), operating leases are included in operating lease right-of-use (“ROU”) asset, operating lease liability, and noncurrent operating lease liability on the consolidated balance sheets. Operating lease ROU asset and operating lease liability are recognized based on the net present value of the future minimum lease payments over the lease term at commencement date. If the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those from stockholders. The Company’s foreign currency translation and unrealized gains and losses on available-for-sale securities represent the only components of other comprehensive income (loss) that are excluded from reported net income (loss) and that are presented in the consolidated statements of comprehensive income (loss).

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

Collaborative Arrangements

The Company analyzes its collaborative arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards and therefore are within the scope of Accounting Standards Codification Topic 808, Collaborative Arrangements (“ASC Topic 808”). For collaborative arrangements that contain multiple elements, the Company determines which units of account are deemed to be within the scope of ASC Topic 808 and which units of account are more reflective of a vendor-customer relationship and therefore are within the scope of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). For units of account that are accounted for pursuant to ASC Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to appropriate accounting literature or by applying a reasonable accounting policy election. For collaborative arrangements that are within the scope of ASC Topic 808, the Company evaluates the income statement classification for presentation of amounts due to or owed from other participants associated with multiple units of account in a collaborative arrangement based on the nature of each activity. Payments or reimbursements that are the result of a collaborative relationship instead of a customer relationship, such as co-development and co-commercialization activities, are recorded as increases or decreases to research and development expense or general and administrative expense, as appropriate.

Revenue Recognition

Under ASC Topic 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligations when (or as) the performance obligations are satisfied. The Company constrains its estimate of the transaction price up to the amount (the “variable consideration constraint”) that a significant reversal of recognized revenue is not probable.

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

Milestone payments: At the inception of each arrangement or amendment that includes development, regulatory or commercial milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. ASC Topic 606 suggests two alternatives to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. Whichever method used should be consistently applied throughout the life of the contract; however, it is not necessary for the Company to use the same approach for all contracts. The Company expects to use the most likely amount method for development and regulatory milestone payments. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. If there is more than one performance obligation, the transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis. The Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability or achievement of each such milestone and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

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

Research and Development Costs

Research and development costs are expensed as incurred, unless there is an alternate future use in other research and development projects or otherwise. Research and development costs include salaries and benefits, stock-based compensation expense, laboratory supplies and facility-related overhead, outside contracted services, including clinical trial costs, manufacturing and process development costs for clinical and pre-clinical materials, research costs, development milestone payments under license and collaboration agreements, and other consulting services.

The Company accrues for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of pre-clinical and non-clinical studies, clinical trials and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated services provided but not yet invoiced and includes these costs in accrued expenses and other payables in the consolidated balance sheets and within research and development expense in the consolidated statements of operations. The Company accrues for these costs based on various factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued liabilities and actual costs incurred. However, the status and timing of actual services performed, the number of patients enrolled, the rate of patient enrollment and the number and location of sites activated may vary from the Company’s estimate and may result in adjustments to research and development expenses in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations.

Research and Development Tax Incentive

The Company is eligible under the AusIndustry research and development tax incentive program to obtain either a refundable tax offset or a nonrefundable tax offset from the Australian Taxation Office. The refundable cash offset is available to the Company on the basis of specific criteria with which the Company must comply. Specifically, the Company must have aggregated annual turnover of less than AUD 20.0 million and cannot be controlled by income tax exempt entities. The refundable tax offset is recognized as a reduction to research and development expense when the right to receive has been attained and funds are considered to be collectible. The Company may alternatively be eligible for a nonrefundable tax offset in years when the aggregated annual turnover exceeds AUD 20.0 million. The Company evaluates its eligibility under tax incentive programs as of each balance sheet date and makes accrual and related adjustments based on the most current and relevant data available. Unused nonrefundable tax offsets may be carried forward to future years, subject to satisfying specific criteria.

Stock-based Compensation

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

Net Income (Loss) per Share

The computation of basic net income (loss) per share of common stock is based on the weighted-average number of shares of common stock outstanding during each period. The computation of diluted net income (loss) per share of common stock is based on the weighted-average number of shares of common stock outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, RSUs, PSUs, the Company’s employee stock purchase plan (“ESPP”), and warrants. In accordance with Accounting Standards Codification Topic 260, Earnings Per Share (“ASC Topic 260”), outstanding Exchange and Pre-Funded Warrants (as defined in Note 10. Stockholders’ Equity) are included in the computation of weighted-average shares of common stock, basic because the exercise price was negligible, and they were fully vested and exercisable after the original issuance date.

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

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplified accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removed certain settlement conditions that were required for equity-linked contracts to qualify for the derivative scope exception, and it simplified the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company beginning January 1, 2024. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or related disclosures.

In November 2023, the FASB issued Accounting Standards Update No. 2023-07 Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose incremental segment information on an annual and interim basis. ASU 2023-07 requires all public entities, including public entities with a single reportable segment, to provide one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the guidance requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. ASU 2023-07 is effective for the Company for fiscal years beginning on January 1, 2024, and interim periods within fiscal years beginning on January 1, 2025. The Company currently operates as one reportable segment and the impact of the adoption of this standard was limited to certain enhanced disclosures in the consolidated financial statements. See Note 15 to these consolidated financial statements for disclosures related to the adoption of this guidance.

Recently Issued Accounting Pronouncements Not Yet Adopted as of December 31, 2024

In December 2023, the FASB issued Accounting Standards Update No. 2023-09 Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public business entities to disclose specific categories in the income tax rate reconciliation annually and provide additional information for reconciling items that meet a qualitative threshold. ASU 2023-09 also requires that entities disclose annually additional information about income taxes paid and disaggregated information for certain items. The standard can be applied prospectively or retrospectively. ASU 2023-09 is effective for the Company beginning on January 1, 2025. The Company will adopt this guidance in its 2025 Annual Report on Form 10-K but does not expect the adoption of this guidance to have a material impact on its financial position, results of operations or cashflows.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for the Company or fiscal years beginning on January 1, 2027, and for interim periods within fiscal years beginning on January 1, 2028. Early adoption is permitted. The guidance may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or (2) retrospectively to all prior periods presented in the financial statements. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements and continues to evaluate disclosure presentation alternatives.

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

The Company has the right to opt-out entirely of profit- and loss-sharing in the Profit-Share Territory for rusfertide and all other Licensed Products (the “Full Opt-out Right”) (i) during the 90-day period beginning 120 days after the filing of an NDA with the FDA for rusfertide for PV (the “Initial Opt-out Period”); and (ii) for convenience without receipt of the Opt-out Payment (as defined below) (generally following the Initial Opt-out Period). In addition, if the Company does not exercise the Full Opt-out Right, the Company may opt-out of any Licensed Product other than rusfertide on a Licensed Product-by-Licensed Product basis (each, a “Partial Opt-out Right” and either the Full Opt-out Right or a Partial Opt-out right being an “Opt-out Right”). Following the Company’s exercise of an Opt-out Right, the Company has agreed to transition applicable development and commercial activities to Takeda, and Takeda has agreed to assume sole operational and financial responsibility for such activities in the United States.

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

The Company evaluated the Takeda Collaboration Agreement and concluded that it has elements that are within the scope of ASC Topic 606 and ASC Topic 808. As of the effective date of the Takeda Collaboration Agreement, the Company identified two distinct performance obligations: (i) the rusfertide license delivered upon the effectiveness of the Takeda Collaboration Agreement and (ii) certain development services to be provided prior to the Initial Opt-out Period, including the Company’s responsibilities to complete the VERIFY Phase 3 clinical trial in PV and to file an NDA with the FDA upon successful completion of the VERIFY trial and associated manufacturing services.

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

The amount allocated to the license, which represents functional intellectual property that was transferred at a point in time, was satisfied upon transfer of the license to Takeda. The amount allocated to development services will be recognized over time based on a measure of the Company’s efforts toward satisfying the performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g., costs incurred compared to total budget). The Company recognized $15.3 million of revenue allocated to development services with respect to the period from the effective date of the contract through December 31, 2024.

The Company determined that the Takeda Collaboration Agreement met the definition of a collaborative arrangement under ASC Topic 808. Both parties are active participants in directing and carrying out the development of the Licensed Products and both are exposed to the significant risk and rewards related to the commercial success of the Products. If the Company does not exercise an Opt-out Right (“Company Opt-in”), the Company and Takeda would co-detail the Licensed Products in the U.S. and share in the economic results through a profit-sharing structure. The Company determined that development costs subsequent to the Company Opt-in date are within the scope of ASC Topic 808, which does not provide recognition and measurement guidance. As such, the Company determined that Accounting Standards Codification Topic 730, “Research and Development” was appropriate to analogize to based on the cost-sharing provisions of the agreement. The Company concluded that payments to or reimbursements from Takeda related to these services will be accounted for as an increase to or reduction of research and development expense, respectively.

JNJ License and Collaboration Agreement

On July 27, 2021, the Company entered into an Amended and Restated License and Collaboration Agreement with JNJ, formerly Janssen Biotech, Inc., which amended and restated the License and Collaboration Agreement, effective July 13, 2017, by and between the Company and JNJ, as amended effective May 7, 2019 and November 14, 2024 (together, the “JNJ License and Collaboration Agreement”). Prior to January 1, 2023, JNJ was a related party to us as Johnson & Johnson Innovation - JJDC, Inc. was a significant (greater than 5%) stockholder of the Company, and both companies are subsidiaries of Johnson & Johnson. The JNJ License and Collaboration Agreement relates to the development, manufacture and commercialization of oral IL-23 receptor antagonist drug candidates and enables JNJ to develop collaboration compounds for multiple indications. Under the JNJ License and Collaboration Agreement, JNJ is required to use commercially reasonable efforts to develop at least one collaboration compound for at least two indications.

During the fourth quarter of 2023, the Company earned a $50.0 million milestone payment in connection with the dosing of the third patient in the ICONIC-TOTAL Phase 3 clinical trial of icotrokinra (formerly JNJ-2113) in patients with moderate-to-severe psoriasis and a $10.0 million milestone payment upon the dosing of the third patient in the

ANTHEM Phase 2b trial moderately-to-severely active UC. The JNJ License and Collaboration Agreement was further amended in November 2024 to:

●	increase the milestone payment for a Phase 3 clinical trial of any licensed product for any indication meeting its primary endpoint by $50.0 million, from $115.0 million to $165.0 million;
●	eliminate the $35.0 million milestone payment previously due for the acceptance of an NDA filing by the FDA for use of a licensed product for any indication; and
●	eliminate the $15.0 million milestone payment previously due for the dosing of the third patient in the first Phase 3 clinical trial of a licensed product for a second indication.

The Company earned the $165.0 million milestone payment described above during the fourth quarter of 2024. The Company has earned a total of $337.5 million in non-refundable payments from JNJ from inception in 2017 through December 31, 2024.

Upcoming potential development and regulatory milestones include:

●	$50.0 million upon FDA approval of an NDA in any indication;
●	$25.0 million upon the acceptance of an NDA filing by the FDA for a second indication; and
●	$45.0 million upon FDA approval of an NDA for a second indication.

Pursuant to the agreement, the Company is eligible to receive future sales milestone payments and tiered royalties on net product sales at percentages ranging from 6% to 10%.

Revenue Recognition

For the year ended December 31, 2024, the Company recognized $434.4 million of license and collaboration revenue. This was comprised of $269.4 million related to the Takeda Collaboration Agreement, including (i) $254.1 million allocated to the rusfertide license delivered to Takeda upon the effectiveness of the agreement in March 2024 and (ii) $15.3 million for development services provided by the Company during the period based on the cost-based input method, and $165.0 million related to the JNJ License and Collaboration Agreement, as described above.

For the year ended December 31, 2023, the Company recognized $60.0 million of collaboration revenue related to the JNJ License and Collaboration Agreement, which included a $50.0 million milestone payment earned in October 2023 in connection with the dosing of the third patient in the ICONIC-TOTAL Phase 3 trial of icotrokinra in patients with moderate-to-severe psoriasis, and a $10.0 million milestone payment earned in December 2023 upon the dosing of the third patient in the ANTHEM Phase 2b trial for patients with UC.

For the year ended December 31, 2022, the Company recognized $26.6 million of collaboration revenue related to the JNJ License and Collaboration Agreement, which was primarily related to the transaction price under the Restated Agreement recognized based on proportional performance. The Company completed its performance obligation under the collaboration as of June 30, 2022.

During the years ended December 31, 2024 and 2023, no revenue was recognized from amounts included in the deferred revenue balance at the beginning of the year. During the year ended December 31, 2022, the Company recognized revenue of $0.9 million from amounts included in the deferred revenue balance at the beginning of the year. None of the costs to obtain or fulfill the contracts were capitalized.

The remaining unrecognized transaction price amount of $30.6 million related to the Takeda Collaboration Agreement was recorded as deferred revenue on the Company’s consolidated balance sheet as of December 31, 2024 and will be recognized over time based on a measure of the Company’s efforts toward satisfying the performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g. costs incurred compared to total budget).

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

The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$19,563	$—	$—	$19,563
Certificates of deposit	—	15,835	—	15,835
U.S. Treasury and agency securities	—	299,217	—	299,217
Commercial paper	—	110,832	—	110,832
Corporate debt securities	—	102,705	—	102,705
Total financial assets	$19,563	$528,589	$—	$548,152

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$19,212	$—	$—	$19,212
Certificates of deposit	—	13,004	—	13,004
U.S. Treasury and agency securities	—	145,085	—	145,085
Commercial paper	—	130,296	—	130,296
Corporate debt securities	—	7,672	—	7,672
Total financial assets	$19,212	$296,057	$—	$315,269

The Company’s certificates of deposit, U.S. Treasury and agency securities, including U.S. Treasury bills, commercial paper, and corporate debt securities are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques, for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

The carrying amount of the Company’s remaining financial assets and liabilities, including cash, receivables and payables, approximates their fair value due to their short-term nature.

Note 5.    Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following (in thousands):

	December 31, 2024
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$19,563	$—	$—	$19,563
Certificates of deposit	15,820	22	(7)	15,835
U.S. Treasury and agency securities	299,211	429	(423)	299,217
Commercial paper	110,815	28	(11)	110,832
Corporate debt securities	102,714	103	(112)	102,705
Total cash equivalents and marketable securities	$548,123	$582	$(553)	$548,152
Classified as:
Cash equivalents				$86,236
Marketable securities - current				321,664
Marketable securities - noncurrent				140,252
Total cash equivalents and marketable securities				$548,152

	December 31, 2023
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$19,212	$—	$—	$19,212
Certificates of deposit	12,998	6	—	13,004
U.S. Treasury and agency securities	145,024	63	(2)	145,085
Commercial paper	130,351	5	(60)	130,296
Corporate debt securities	7,678	—	(6)	7,672
Total cash equivalents and marketable securities	$315,263	$74	$(68)	$315,269
Classified as:
Cash equivalents				$160,379
Marketable securities - current				154,890
Total cash equivalents and marketable securities				$315,269

All of the Company’s marketable securities are classified as available-for-sale. Current marketable securities of $321.7 million and $154.9 million held as of December 31, 2024 and 2023, respectively, had contractual maturities of less than one year. Noncurrent marketable securities of $140.3 million held as of December 31, 2024 had contractual maturities of at least one year but no more than two years. The Company does not intend to sell its securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be at maturity. There were no material realized gains or realized losses on marketable securities for the periods presented. The Company evaluated securities with unrealized losses to determine whether such losses, if any, were due to credit-related factors and determined that there were no credit-related losses to be recognized as of December 31, 2024 and 2023.

Note 6.    Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued interest receivable	$3,242	$256
Prepaid clinical and research related expenses	1,830	649
Prepaid insurance	1,159	1,410
Prepaid licenses	600	529
Other prepaid expenses	649	1,040
Other receivable	248	76
Prepaid expenses and other current assets	$7,728	$3,960

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Laboratory equipment	$6,354	$5,323
Furniture and computer equipment	1,447	1,143
Leasehold improvements	2,424	963
Total property and equipment	10,225	7,429
Accumulated depreciation	(7,035)	(6,234)
Property and equipment, net	$3,190	$1,195

Depreciation expense for the years ended December 31, 2024, 2023 and 2022, was $894,000, $977,000 and $1,032,000, respectively. As of December 31, 2024, 2023 and 2022, $47,000, $56,000 and $156,000, respectively, of the Company’s property and equipment, net, was located in Australia. The remainder of the Company’s property and equipment, net was located in the United States.

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued clinical and research related expenses	$11,923	$11,841
Accrued employee related expenses	11,078	6,786
Accrued professional service fees	618	632
Other	74	99
Total accrued expenses and other payables	$23,693	$19,358

Note 7.    Research Collaboration and License Agreement

Pursuant to a collaboration agreement between the Company and Zealand Pharma A/S (“Zealand”) entered into in June 2012 and a related arbitration resolution agreement entered into in August 2021, the Company is obligated to pay Zealand certain milestone and royalty payments for rusfertide. The potential future payments include: (i) up to $2.75 million in future development milestone payments; (ii) a low single digit royalty on worldwide net sales; and (iii) sales milestones for achievement of annual net sales amounts in specified geographies.

See Note 9. Commitments and Contingencies – Legal Proceedings for additional information on the results of arbitration proceedings related to this research and collaboration agreement.

Milestone payments to collaboration partners are recorded as research and development expense in the period that the expense is incurred. No expense was recorded under this agreement for the years ended December 31, 2024, 2023 or 2022.

Note 8.    Lease

The Company applies ASC Topic 842 to recognize assets and liabilities for leases with lease terms of more than 12 months on the balance sheet. The Company has elected to account for each separate lease component and non-lease component as one single component for all lease assets. Leases with terms of 12 months or less are not recorded on the balance sheet, and the related lease expenses are recognized on a straight-line basis over the lease term.

The Company has one operating lease agreement originally entered into in March 2017 for approximately 42,900 square feet for laboratory and office space located in Newark, California. In July 2021, the Company entered into a second amendment to its original facility lease agreement, as amended, for 15,000 square feet of additional office space in Newark, California.

On May 6, 2024, the Company amended its facility lease agreement (the “Amended Lease”) to extend the lease term for its existing office and laboratory space from one to 66 months and lease approximately 17,700 rentable square feet of additional office space, all located in Newark, California. The Company began occupying the additional space under the Amended Lease on July 1, 2024. The Amended Lease, which expires in November 2029, provides for an agreed-upon period of rent abatement and a tenant improvement allowance of $1.8 million. As a result of this amendment, the Company recorded an additional right-of-use-asset and the related liability of $10.5 million.

The Company provided the landlord with a $225,000 letter of credit collateralized by restricted cash as security deposit for the operating lease agreement. No additional security deposit was required pursuant to the Amended Lease, and the Company is responsible for its proportional share of operating expenses and tax obligations.

Balance sheet information related to the Company’s operating lease is as follows for the periods presented (in thousands):

	December 31,
Operating Lease:	2024	2023
Operating lease right-of-use asset	$9,417	$954

Operating lease liability - current	$510	$1,141
Operating lease liability - noncurrent	10,356	—
Total operating lease liabilities	$10,866	$1,141

Weighted-average remaining lease term (years)	4.9	0.4
Weighted-average discount rate	5.7%	10.4%

Other information related to the Company’s operating lease is as follows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$2,459	$2,335	$2,335
Short-term rent expense	51	—	—
Less: Sublease income	(34)	(137)	(123)
Total lease expense	$2,476	$2,198	$2,212

Supplemental cash flow information is as follows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating cash flow used by operating leases	$2,226	$2,743	$2,661
New operating lease asset obtained in exchange for operating lease liability	$10,511	$—	$—

Future lease payments required under lease obligations as of December 31, 2024 are as follows (in thousands):

Year Ending December 31:	Amount
2025	$1,159
2026	2,786
2027	2,882
2028	2,983
Thereafter	2,825
Total future minimum lease payments	12,635
Less: Imputed interest	(1,769)
Present value of lease liabilities	$10,866

Note 9. Commitments and Contingencies

Contract Service Providers

In the normal course of business, the Company enters into agreements with contract service providers to assist in the performance of its research and development activities and clinical and commercial manufacturing activities. Subject to the required notice periods and the Company’s obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. However, the financial terms of some of these agreements may include non-refundable upfront payments, payments by the Company for options to acquire certain rights, contingent obligations by the Company for potential development and regulatory milestone payments and/or sales-based milestone payments and royalty payments. These obligations are recorded in the Company’s consolidated statements of operations as incurred, which is generally when the corresponding events become probable. Certain payments are contingent upon the occurrence of various future events that have a high degree of uncertainty. The Company expects to enter into additional clinical development, contract research, clinical and commercial manufacturing, supplier and collaborative research agreements in the future, which may require upfront payments and long-term commitments of capital resources.

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

In January 2020, the Company initiated arbitration proceedings with the International Court of Arbitration of the International Chamber of Commerce against Zealand related to a collaboration agreement the Company and Zealand entered into in 2012 and terminated in 2014. The agreement provides for certain post-termination payment obligations to Zealand with respect to compounds related to the collaboration that the Company elects to further develop and meet specified conditions. In August 2021, the Company and Zealand agreed to resolve the dispute and reached an Arbitration Resolution Agreement. Under the Arbitration Resolution Agreement, the Company recognized $4.0 million in development milestone payments to Zealand in the third quarter of 2021 and is obligated to pay Zealand certain milestone and royalty payments for rusfertide. The potential future payments include (i) up to $2.75 million in future development milestone payments, (ii) a low single digit royalty on worldwide net sales, and (iii) sales milestones for achievement of annual net sales amounts in specific geographies.

The Company considered the outcome of these arbitration proceedings as being related to its research and development projects; therefore, payments or milestone payments were recorded as research and development expenses.

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

ATM Offering

In August 2022, the Company entered into an Open Market Sale AgreementSM , pursuant to which the Company may offer and sell up to $100.0 million shares of its common stock from time to time in “at-the-market” offerings (the “2022 ATM Facility”). During the year ended December 31, 2023, the Company sold 1,749,199 shares of its common stock under the 2022 ATM Facility for net proceeds of $24.3 million, after deducting issuance costs. There were no sales of the Company’s common stock under the 2022 ATM Facility during the years ended December 31, 2024 and 2022.

Exchange Warrants

In December 2018, the Company entered into an exchange agreement (the “Exchange Agreement”) with an investor and its affiliates (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.00001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.00001 per share. The Exchange Warrants expired ten years from the date of issuance. The Exchange Warrants were exercisable at any time prior to expiration except that the Exchange Warrants could not be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. In accordance with Accounting Standards Codification Topic 505, Equity, the Company recorded the retirement of the common stock exchanged as a reduction of common stock shares outstanding and a corresponding debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants met the criteria for equity classification and the fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and was not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants was substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. During the year ended December 31, 2022, the remaining Exchange Warrants to purchase 400,000 shares of the Company’s common stock were net exercised, resulting in the issuance of 399,997 shares of common stock. As of December 31, 2024, there were no outstanding Exchange Warrants.

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

In August 2023, prior to the expiration of the Warrants, the Company entered into certain agreements with the Investors and their affiliates under which the Company agreed to allow the Warrants to be exercised in exchange for pre-funded warrants representing the same number of Warrant Shares underlying the Warrants with an exercise price of $0.001 per share (the “Pre-Funded Warrants”). Subsequent to the execution of the agreements and prior to the expiration of the Warrants, all outstanding Warrants were exercised for gross proceeds of $34.4 million in exchange for 44,748 shares of the Company’s common stock and Pre-Funded Warrants to purchase 2,705,252 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Pre-Funded Warrants) with an exercise price of $0.001 per share. The Pre-Funded Warrants will expire upon the day they are exercised in full. The Pre-Funded Warrants are exercisable at any time prior to expiration except that the Pre-Funded Warrants cannot be exercised by the Investors if, after giving effect thereto, the Investors would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. The common stock and Pre-Funded Warrants met the criteria for equity classification and the net proceeds from the transaction were recorded as a credit to additional paid-in capital. In accordance with ASC Topic 260, outstanding Pre-Funded Warrants are included in the computation of basic net loss per share because the exercise price is negligible, and they are fully vested and exercisable after the original issuance date. During the year ended December 31, 2024, Pre-Funded Warrants to purchase 1,205,252 shares were net exercised, resulting in the issuance of 1,205,225 shares of common stock. As of December 31, 2024, Pre-Funded Warrants to purchase 1,500,000 shares of common stock remained outstanding.

Note 11.    Equity Plans

Equity Incentive Plan

In May 2007, the Company established the 2007 Stock Option and Incentive Plan (“2007 Plan”) which provided for the granting of stock options to employees and consultants of the Company. Options granted under the 2007 Plan were either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs were granted only to Company employees. NSOs were granted to Company employees, non-employee members of the Company’s Board of Directors (“Board”) and consultants. Options under the 2007 Plan have a term of ten years and generally vested over a four-year period.

In July 2016, the Company’s Board and stockholders approved the 2016 Equity Incentive Plan (“2016 Plan”) to replace the 2007 Plan. Under the 2016 Plan, 1,200,000 shares of the Company’s common stock were initially reserved for the issuance of stock options, restricted stock units and other awards to employees, directors and consultants. Pursuant to the “evergreen” provision contained in the 2016 Plan, the number of shares reserved for issuance under the 2016 Plan automatically increases on January 1 of each year, starting on January 1, 2017 and continuing through (and including) January 1, 2026, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding fiscal year, or a lesser number of shares determined by the Company’s Board. Upon adoption of the 2016 Plan, no additional stock awards were issued under the 2007 Plan. Options granted under the 2007 Plan that were outstanding on the date the 2016 Plan became effective remain subject to the terms of the 2007 Plan. The number of options available for grant under the 2007 Plan was ceased and the number was added to the common stock reserved for issuance under the 2016 Plan. As of December 31, 2024, approximately 1,109,629 shares of common stock were available for issuance under the 2016 Plan.

The 2016 Plan is administered by the Board, or a committee appointed by the Board, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Options granted under the 2016 Plan expire no later than ten years from the date of grant. The exercise price of each option may not be less than 100% of the fair market value of the common stock at the date of grant. Options may be granted to stockholders possessing more than 10% of the total combined voting power of all classes of stocks of the Company at an exercise price at least 110% of the fair value of the common stock at the date of grant and the options are not exercisable after the expiration of 10 years from the date of grant. Employee stock options generally vest over a period of approximately four years. Employee RSUs generally vest over a period of approximately three or four years. Non-employee Board director initial stock options generally vest monthly over a period of approximately three years. Non-employee Board director annual refresher options and RSUs generally vest over a period of approximately one year.

Inducement Plan

In May 2018, the Company’s Board approved the 2018 Inducement Plan, as subsequently amended. The 2018 Inducement Plan is a non-stockholder approved stock plan, under which awards options and restricted stock unit awards to persons that were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company, within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2018 Inducement Plan is administered by the Board or the Compensation Committee of the Board, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2018 Inducement Plan expire no later than ten years from the date of grant. Employee stock options granted under the 2018 Inducement Plan generally vest over a period of approximately four years. As of December 31, 2024, approximately 645,858 shares of common stock were available for issuance under the 2018 Inducement Plan, as amended.

Stock Options

Stock option activity under the Company’s equity incentive and inducement plans is set forth below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life (years)	Value (1)
				(in millions)
Balances at December 31, 2023	7,922,043	$17.21
Options granted	2,068,570	24.39
Options exercised	(1,766,092)	14.33
Options forfeited	(407,365)	27.57
Balances at December 31, 2024	7,817,156	$19.22	6.89	$152.9
Options exercisable – December 31, 2024	4,877,064	$18.60	5.96	98.5
Options vested and expected to vest – December 31, 2024	7,817,156	$19.22	6.89	$152.9

____________________

(1) The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on December 31, 2024. The calculation excludes options with an exercise price higher than the closing price of the Company’s common stock on December 31, 2024.

The aggregate intrinsic value of options exercised was $40.7 million, $3.3 million and $5.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

During the years ended December 31, 2024, 2023 and 2022, the estimated weighted-average grant-date fair value of common stock underlying options granted was $20.07, $10.81 and $17.52 per share, respectively.

For the years ended December 31, 2024, 2023 and 2022, the aggregate fair value of stock options that vested during the year was $30.3 million, $25.9 million and $23.3 million, respectively.

Stock Options Valuation Assumptions

The fair value of stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2024	2023	2022
Expected term (in years)	5.27- 6.08	5.27- 6.08	5.27- 6.08
Expected volatility	96.6% - 106.2%	105.7% - 110.1%	96.3% - 101.7%
Risk-free interest rate	3.46% - 4.71%	3.57% - 4.86%	1.64% - 4.23%
Dividend yield	—	—	—

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

RSU activity under the Company’s equity incentive plans is set forth below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSUs at December 31, 2023	664,491	$18.40
Granted	564,465	23.56
Vested	(316,748)	18.93
Forfeited	(67,500)	23.31
Unvested RSUs at December 31, 2024	844,708	$21.03

Stock-based compensation expense associated with RSUs is based on the fair value of the Company’s common stock on the grant date, which equals the closing market price of the Company’s common stock on the grant date. For RSUs, the Company recognizes compensation expense over the vesting period of the awards that are ultimately expected to vest.

For the years ended December 31, 2024, 2023 and 2022, the aggregate fair value of RSUs that vested during the year was $6.0 million, $5.9 million and $1.7 million, respectively.

PSUs

PSU activity under the Company’s equity incentive plans is set forth below:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Unvested PSUs at December 31, 2023	75,500	$23.57
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested PSUs at December 31, 2024	75,500	$23.57

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

During the year ended December 31, 2023, the Compensation Committee of the Board certified the actual achievement of performance objectives related to certain PSUs. As a result, recipients earned a total of 114,000 shares of common stock. The total fair market value of the PSUs at vest date during the year ended December 31, 2023 was $3.0 million. No PSUs vested during the years ended December 31, 2024 and 2022.

The total fair value of grant date fair value of unvested PSUs outstanding as of December 31, 2024 was $1.8 million. As of December 31, 2024, the achievement of the related performance objectives was deemed not probable and, accordingly, no stock-based compensation expense for unvested PSUs has been recognized as of December 31, 2024.

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

The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period. During the year ended December 31, 2024, a total of 59,254 shares of common stock were issued under the 2016 ESPP, and approximately 1,700,648 shares of common stock were available for issuance as of December 31, 2024.

The fair value of the rights granted under the 2016 ESPP was calculated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2024	2023	2022
Expected term (in years)	0.50	0.50	0.50
Expected volatility	48.2% - 52.6%	82.6% - 128.2%	117.5% - 128.2%
Risk-free interest rate	4.65% - 5.35%	3.56% - 5.17%	0.75% - 3.56%
Dividend yield	—	—	—

Stock-Based Compensation

Total stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development	$20,919	$17,061	$14,719
General and administrative	16,635	12,232	9,483
Total stock-based compensation expense	$37,554	$29,293	$24,202

As of December 31, 2024, total unrecognized stock-based compensation expense was approximately $56.9 million, which the Company expects to recognize over a weighted-average period of approximately 2.3 years.

Note 12.    401(k) Plan

The Company has a retirement and savings plan under Section of 401(k) of Internal Revenue Code (the “401(k) Plan”) covering all U.S. employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company may make contributions to this plan at its discretion. The Company matched 50% of each employee’s contribution up to a maximum of $4,000 for the years ended December 31, 2024, 2023 and 2022, resulting in recognized expense of approximately $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 13.    Income Taxes

The following table presents domestic and foreign components of net loss before income taxes (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$279,379	$(76,779)	$(124,208)
Foreign	29	(2,176)	(3,185)
Total net income (loss) before taxes	$279,408	$(78,955)	$(127,393)

The federal, state and foreign components of the income tax expense are summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$4,078	$—	$—
State	142	—	—
Other	—	—	—
Total current tax expense	4,220	—	—
Deferred:
Federal	—	—	—
State	—	—	—
Other	—	—	—
Total deferred tax expense	—	—	—
Total income tax expense	$4,220	$—	$—

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.1	8.1	1.4
Tax credits	(2.9)	8.5	5.9
Foreign tax rate difference	—	0.2	0.2
Change in valuation allowance	(18.2)	(34.4)	(25.8)
Other	(0.5)	(3.4)	(2.7)
Provision for income taxes	1.5%	—%	—%

The components of the deferred tax assets are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$8,876	$70,469
Depreciation	2,717	950
Accruals and other	2,246	1,430
Operating lease liability	2,430	265
Research and development and foreign credits	30,852	38,759
Section 174 capitalized research and development expenditures	58,630	43,841
Stock-based compensation	11,759	10,772
Total deferred tax assets	117,510	166,486
Deferred tax liabilities:
Operating right-of-use asset	(2,105)	(221)
Total deferred tax liabilities	(2,105)	(221)
Valuation allowance	(115,405)	(166,265)
Net deferred tax assets	$—	$—

Accounting Standards Codification Topic 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance decreased by approximately $50.9 million during the year ended December 31, 2024, and increased by $28.1 million and $34.2 million during the years ended December 31, 2023 and 2022, respectively.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the annual limitation may result in the expiration of net operating losses and credits before utilization. The Company performed a Section 382 analysis through December 31, 2024. The Company has experienced ownership changes in the past. The ownership changes will not result in a limitation that will materially reduce the total amount of net operating loss carryforwards and credits that can be utilized. Subsequent ownership changes may affect the limitation in future years.

As of December 31, 2024, the Company had $29.2 million of federal net operating loss carryforwards and $215.8 million of state net operating loss carryforwards. $5.9 million of the federal net operating loss carryforwards will begin to expire in 2037, if not utilized, and the remaining $23.3 million have no expiration date. The state net operating loss carryforwards will begin to expire in 2035, if not utilized.

As of December 31, 2024, the Company had $35.6 million of federal and $7.7 million of state research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2035, if not utilized. The state research and development tax credits have no expiration date.

As of December 31, 2024, the Company had AUD 5.7 million ($3.5 million) of Australian research and development tax credit carryforwards available to reduce future income taxes. The Australian research and development tax credits have no expiration date.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$28,025	$25,295	$33,159
Decreases based on tax positions related to prior years	(902)	—	(10,779)
Increases based on tax positions related to current year	3,450	2,730	2,915
Balance at end of year	$30,573	$28,025	$25,295

At December 31, 2024, the Company had unrecognized tax benefits of $30.6 million, which are subject to a valuation allowance and would not affect the effective tax rate if recognized. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes, as necessary. Management determined that no accrual for interest or penalties was required as of December 31, 2024, 2023 and 2022.

The Company files income tax returns in the United States federal jurisdiction, the State of California, the State of Florida, and Australia. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. The Company’s tax returns remain open for examination for all years.

Protagonist Australia had an accumulated deficit at December 31, 2024 and, accordingly, no provision has been provided thereon for any unremitted earnings.

The Company has received orphan drug designation from the FDA for its clinical asset rusfertide (PTG-300) for the treatment of polycythemia vera and beta-thalassemia and may qualify for a related 25% U.S. Federal income tax credit on qualifying clinical trial expenditures.

Note 14.    Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss)	$275,188	$(78,955)	$(127,393)
Denominator:
Weighted-average shares of common stock, basic	61,566,989	56,763,559	49,042,232
Dilutive effect of common stock equivalents	3,510,733	—	—
Weighted-average shares of common stock, dilutive	65,077,722	56,763,559	49,042,232
Net income (loss) per share of common stock
Basic net income (loss) per share of common stock	$4.47	$(1.39)	$(2.60)
Diluted net income (loss) per share of common stock	$4.23	$(1.39)	$(2.60)

Approximately 2.9 million potentially dilutive shares of common stock (consisting of shares subject to outstanding stock options, RSUs, and under the ESPP) were excluded from the diluted net income per share of common stock computations for the year ended December 31, 2024 because their effect was anti-dilutive. Approximately 8.7 million and 9.9 million potentially dilutive shares of common stock (consisting of shares subject to outstanding stock options, RSUs, PSUs, warrants and under the ESPP, as applicable) were excluded from the diluted net loss per share of common stock computations for the years ended December 31, 2023 and 2022, respectively, due to the Company’s net losses for these periods.

Note 15. Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and which are evaluated by a company’s chief operating decision maker (“CODM”), in deciding how to allocate resources and to assess performance.

The Company operates and manages its business as one operating segment, which primarily focuses on the discovery and development of innovative medicines in areas of unmet medical need. The Company’s Chief Executive Officer serves as the Company’s CODM and manages and allocates resources to the operations of the Company on an entity-wide basis. Managing and allocating resources on an entity-wide basis enables the CODM to assess the overall level of resources available and how to best deploy these resources across functions and research and development projects based on unmet medical need, scientific data, probability of technical and regulatory successful development, market potential and other considerations, and, as necessary, reallocate resources among our internal research and development portfolio and external opportunities to best support the long-term growth of our business. The Company’s CODM reviews financial information on an aggregate basis for the purposes of allocating resources and evaluating financial performance, including segment net income (loss), which is also reported on the consolidated statement of operations as consolidated net income (loss).

The Company derives revenues from its collaboration partners, consisting of nonrefundable upfront and milestone payments and cost sharing payments under its license and collaboration agreements. The Company’s customers are comprised of its two collaboration partners, Takeda and JNJ, formerly Janssen Biotech. Takeda and JNJ accounted for 62% and 38% of the Company’s revenues for the year ended December 31, 2024, respectively. JNJ accounted for 100% of the Company’s revenues for the years ended December 31, 2023 and 2022. All of the Company’s revenues for the years ended December 31, 2024, 2023 and 2022 were generated in the United States. See Note 3 to the consolidated financial statements for additional information.

Segment information was as follows for the years presented (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022

Revenue	$434,433	$60,000	$26,581
Discovery department expenses (1)	(13,411)	(5,471)	(11,608)
Development department expenses (1)	(62,262)	(65,574)	(66,941)
General and administrative department expenses (1)	(24,249)	(19,620)	(21,702)
Employee wages and benefits - discovery	(6,601)	(4,531)	(6,162)
Employee wages and benefits - development	(23,365)	(19,301)	(19,279)
Employee wages and benefits - general and administrative	(14,148)	(9,862)	(8,060)
Stock-based compensation	(37,554)	(29,293)	(24,202)
Other segment items (2)	250	(201)	(80)
Interest income	26,315	14,898	4,060
Income tax expense	(4,220)	—	—
Segment profit (loss)	$275,188	$(78,955)	$(127,393)
Reconciliation of profit (loss)
Adjustments and reconciling items	$—	$—	$—
Consolidated net income (loss)	$275,188	$(78,955)	$(127,393)
Other segment information
Segment assets (3)	$744,725	$357,951	$247,928
Long-lived assets (4)	$12,607	$2,149	$4,626
Expenditures for long-lived assets	$1,355	$609	$795

(1) Amounts exclude employee wages and benefits, stock-based compensation and expense allocations.

(2) Other segment items include foreign currency related income (expense) and other miscellaneous income (expense).

(3) The measure of segment assets is reported on the consolidated balance sheet as total assets.

(4) Long-lived assets include property and equipment, net and operating lease right-of-use asset.

The accounting policies of the Company’s operating segment are the same as those described in the summary of significant accounting policies. Substantially all of the Company’s long-lived assets are in the United States. See Note 6 to the consolidated financial statements for depreciation expense for the periods presented.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2024 were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the criteria set forth in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in the Annual Report and has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2024. The report of Ernst & Young LLP is included below.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Protagonist Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Protagonist Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Protagonist Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Mateo, California

February 21, 2025

Item 9B.Other Information

b) Trading Plans

On December 15, 2024, William D. Waddill, a member of our Board, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 24,000 shares of the Company’s common stock through December 31, 2025, or such earlier date when all transactions under the trading plan are completed, subject to certain conditions. During the quarter ended December 31, 2024, none of our other Section 16 officers or directors adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance

Except as set forth below, the information required by this item is incorporated herein by reference to information in our Definitive Proxy Statement on Schedule 14A relating to our 2025 Annual Meeting of Stockholders, which we expect to be filed with the SEC within 120 days of our fiscal year ended December 31, 2024 (the “Proxy Statement”), including under the headings “Election of Class III Director Nominees,” “Executive Officers,” “Information Regarding Committees of the Board,” “Insider Trading Policy,” and, if applicable, “Delinquent Section 16(a) Reports.”

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

Item 11.Executive Compensation

The information required by this item is incorporated herein by reference to information in our Proxy Statement, including under the headings “Information Regarding Committees of the Board – Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee of the Board,” “Executive Compensation,” and “Director Compensation.”

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

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to information in our Proxy Statement, including under the headings “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance – Independence of the Board of Directors.”

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

(3)	EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

(4)	EXHIBIT INDEX

		Incorporation By Reference
Exhibit							Filed or Furnished
Number	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-37852	3.1		8/16/2016
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-37852	3.1		6/26/2024
3.3	Amended and Restated Bylaws.	S-1/A	333-212476	3.2	(b)	8/1/2016
4.1	Specimen stock certificate evidencing the shares of common stock.	S-1/A	333-212476	4.1		8/1/2016
4.2	Description of Protagonist Therapeutics, Inc.’s Securities Registered Pursuant to Section 12 of the Exchange Act.						X
4.3	Form of Pre-Funded Warrant	10-Q	001-37852	10.1		11/2/2023
10.1+	Protagonist Therapeutics, Inc. 2007 Stock Option and Incentive Plan, as amended and restated, and form of option agreement, exercise notice, joinder, and adoption agreement thereunder.	S-1	333-212476	10.1		7/11/2016
10.2+	Protagonist Therapeutics, Inc. 2016 Equity Incentive Plan and forms of stock option grant notice, option agreement, notice of exercise, restricted stock unit grant notice and restricted stock unit agreement thereunder.	S-1/A	333-212476	10.2		8/1/2016
10.3+	Protagonist Therapeutics, Inc. 2016 Employee Stock Purchase Plan.	S-1/A	333-212476	10.3		8/1/2016
10.4+	Form of Indemnity Agreement for Directors and Officers.	S-1/A	333-212476	10.4		8/1/2016
10.5+	Protagonist Therapeutics, Inc. Amended and Restated 2018 Inducement Plan, and forms of stock option grant notice, option agreement, restricted stock unit grant notice and restricted stock unit agreement thereunder.	S-8	333-263097	99.3		2/28/2022
10.6	Lease, dated March 6, 2017, by and between the Registrant and BMR-Pacific Research Center LP.	10-K	001-37852	10.9		3/7/2017
10.7+	Severance Agreement, dated August 1, 2016, by and between the Registrant and Dinesh Patel.	S-1/A	333-212476	10.9		8/1/2016
10.8†	Research and Collaboration Agreement, dated June 16, 2012, by and among the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S-1	333-212476	10.17		7/11/2016

		Incorporation By Reference
Exhibit						Filed or Furnished
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.9†	Contract Extension Letter of Agreement, dated June 1, 2013, by and among the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S-1	333-212476	10.18	7/11/2016
10.10†	Agreement on Addition of Additional Collaboration Program, dated September 16, 2013, by and among the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S-1	333-212476	10.19	7/11/2016
10.11†	Protagonist Assumption of Responsibility, dated January 28, 2014, by and between the Registrant and Zealand Pharma A/S.	S-1	333-212476	10.20	7/11/2016
10.12†	Agreement to Assign Patent Applications, dated February 7, 2014, by and between the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S-1	333-212476	10.21	7/11/2016
10.13†	Abandonment Agreement, dated February 28, 2014, by and among the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S-1	333-212476	10.22	7/11/2016
10.14	Registration Rights Agreement, dated August 8, 2018, by and between the Registrant and certain parties identified on the signature pages thereto.	8-K	001-37852	4.3	8/7/2018
10.15	Securities Purchase Agreement, dated August 6, 2018, by and between the Registrant and certain purchasers identified on the signature pages thereto.	S-3	333-227216	10.1	9/7/2018
10.16	Exchange Agreement, dated December 21, 2018, by and between the Registrant and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P. and Biotechnology Value Trading Fund OS, L.P.	8-K	001-37852	10.1	12/31/2018
10.17	First Amendment, dated January 31, 2019, to Lease, dated March 6, 2017, by and between Protagonist Therapeutics, Inc., as Tenant, and BMR-Pacific Research Center LP, as Landlord.	10-Q	001-37852	10.3	5/8/2019
10.18+	Severance Agreement, dated March 14, 2019, by and among Protagonist Therapeutics, Inc. and Suneel Gupta, Ph.D.	10-Q	001-37852	10.4	5/8/2019

		Incorporation By Reference
Exhibit						Filed or Furnished
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.19	Open Market Sale AgreementSM, dated August 5, 2022, by and between Protagonist Therapeutics, Inc. and Jefferies LLC.	S-3	333-266595	1.2	8/5/2022
10.20	Second Amendment, dated July 2, 2021, to Lease, dated March 6, 2017, by and between Protagonist Therapeutics, Inc., as Tenant, and BMR-Pacific Research Center, LP as Landlord.	10-Q	001-37852	10.3	11/3/2021
10.21†	Amended and Restated License and Collaboration Agreement, dated July 27, 2021, by and between Protagonist Therapeutics, Inc. and Janssen Biotech, Inc.	10-Q	001-37852	10.1	11/3/2021
10.22†	Arbitration Resolution Agreement, dated August 4th, 2021, by and among Protagonist Therapeutics, Inc. and Zealand Pharma, A/S.	10-Q	001-37852	10.2	11/3/2021
10.23+	Employment Offer Letter, by and between Protagonist Therapeutics Inc. and Asif Ali, dated March 25, 2022.	10-Q	001-37852	10.1	5/5/2022
10.24+	Offer Letter, by and between Protagonist Therapeutics Inc. and Arturo Molina, M.D., Ph.D., dated November 1, 2022.	10-K	001-37852	10.25	3/15/2022
10.25+	Severance Agreement, by and between Protagonist Therapeutics Inc. and Arturo Molina, M.D., Ph.D., dated November 7, 2022.	10-K	001-37852	10.26	3/15/2022
10.26†	License and Collaboration Agreement by and between Protagonist Therapeutics, Inc. and Takeda Pharmaceuticals USA, Inc., dated January 31, 2024.	10-Q	001-37852	10.1	5/7/2024
10.27	Third Amendment, dated May 6, 2024, to Lease, dated March 6, 2017, by and between Protagonist Therapeutics, Inc. as Tenant and BMR-Pacific Research Center, LP, as Landlord.	10-Q	001-37852	10.1	8/6/2024
10.28†	Amendment 1, dated November 14, 2024, to Amended and Restated License and Collaboration Agreement, dated July 27, 2021, by and between Protagonist Therapeutics, Inc. and Janssen Biotech, Inc.					X
19.1	Insider Trading Policy					X
21.1	List of Subsidiaries.					X

Incorporation By Reference
Exhibit						Filed or Furnished
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included in signature page of this Form 10-K).					X
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*

Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

X
97.1	Compensation Recoupment (“Clawback”) Policy, adopted by Protagonist Therapeutics Inc. November 23, 2023.	Form 10-K	001-37852	97.1	2/27/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

PROTAGONIST THERAPEUTICS, INC.

Date: February 21, 2025	By:	/s/ Dinesh V. Patel, Ph.D.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dinesh V. Patel, Ph.D.	President, Chief Executive Officer and Director	February 21, 2025
Dinesh V. Patel, Ph.D.	(Principal Executive Officer)

/s/ Asif Ali	Executive Vice President, Chief Financial Officer	February 21, 2025
Asif Ali	(Principal Financial and Accounting Officer)

/s/ Harold E. Selick, Ph.D.	Chairman of the Board of Directors	February 21, 2025
Harold E. Selick, Ph.D.

/s/ Bryan Giraudo	Director	February 21, 2025
Bryan Giraudo

/s/ Sarah O’Dowd	Director	February 21, 2025
Sarah O’Dowd

/s/ William D. Waddill	Director	February 21, 2025
William D. Waddill

/s/ Lewis T. Williams, M.D., Ph.D.	Director	February 21, 2025
Lewis T. Williams, M.D., Ph.D.