Form 10-Q
period 2025-03-31
Protagonist Therapeutics, Inc
filed 2025-05-06
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 30, 2025, there were 61,981,955 shares of the registrant’s Common Stock, par value $0.00001 per share, outstanding.

PROTAGONIST THERAPEUTICS, INC.

FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$139,653	$97,249
Marketable securities	434,707	321,664
Receivable from collaboration partner	—	165,000
Contract asset	22,825	—
Prepaid expenses and other current assets	8,675	7,728
Total current assets	605,860	591,641
Marketable securities - noncurrent	123,517	140,252
Property and equipment, net	3,530	3,190
Restricted cash - noncurrent	225	225
Operating lease right-of-use asset	9,000	9,417
Total assets	$742,132	$744,725
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,917	$1,615
Accrued expenses and other payables	11,843	23,693
Deferred revenue	16,895	18,891
Income taxes payable	1,889	2,689
Operating lease liability	1,568	510
Total current liabilities	35,112	47,398
Deferred revenue - noncurrent	8,176	11,676
Operating lease liability - noncurrent	9,792	10,356
Total liabilities	53,080	69,430
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 180,000,000 shares authorized; 61,928,760 and 61,035,139 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	1,041,143	1,015,898
Accumulated other comprehensive income (loss)	85	(82)
Accumulated deficit	(352,177)	(340,522)
Total stockholders’ equity	689,052	675,295
Total liabilities and stockholders’ equity	$742,132	$744,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2025	2024
License and collaboration revenue	$28,321	$254,953
Operating expenses:
Research and development	35,893	33,734
General and administrative	11,738	14,910
Total operating expenses	47,631	48,644
(Loss) income from operations	(19,310)	206,309
Interest income	7,573	4,376
Other income (expense), net	82	(19)
(Loss) income before income tax expense	(11,655)	210,666
Income tax expense	—	3,326
Net (loss) income	$(11,655)	$207,340
Net (loss) income per share, basic	$(0.19)	$3.41
Net (loss) income per share, diluted	$(0.19)	$3.26
Weighted-average shares used to compute net (loss) income per share, basic	62,963,806	60,855,689
Weighted-average shares used to compute net (loss) income per share, diluted	62,963,806	63,595,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Net (loss) income	$(11,655)	$207,340
Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities	167	(124)
Comprehensive (loss) income	$(11,488)	$207,216

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	(Loss) Income	Deficit	Equity
Three months ended March 31, 2025	Shares	Amount
Balance at December 31, 2024	61,035,139	$1	$1,015,898	$(82)	$(340,522)	$675,295
Issuance of common stock under equity incentive and employee stock purchase plans	906,257	—	11,922	—	—	11,922
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(12,636)	—	(479)	—	—	(479)
Stock-based compensation expense	—	—	13,802	—	—	13,802
Other comprehensive income	—	—	—	167	—	167
Net loss	—	—	—	—	(11,655)	(11,655)
Balance at March 31, 2025	61,928,760	$1	$1,041,143	$85	$(352,177)	$689,052

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	(Loss) Income	Deficit	Equity
Three months ended March 31, 2024	Shares	Amount
Balance at December 31, 2023	57,708,613	$1	$952,491	$(105)	$(615,710)	$336,677
Issuance of common stock under equity incentive and employee stock purchase plans	827,978	—	7,799	—	—	7,799
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(20,793)	—	(600)	—	—	(600)
Issuance of common stock upon exercise of Pre-Funded Warrants	84,989		—			—
Stock-based compensation expense	—	—	9,352	—	—	9,352
Other comprehensive loss	—	—	—	(124)	—	(124)
Net income	—	—	—	—	207,340	207,340
Balance at March 31, 2024	58,600,787	$1	$969,042	$(229)	$(408,370)	$560,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash Flows from Operating Activities
Net (loss) income	$(11,655)	$207,340
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	13,802	9,352
Non-cash lease expense	569	584
Depreciation	239	236
Accretion of discount on marketable securities	(2,289)	(1,615)
Net realized loss on sale of marketable securities	5	—
Changes in operating assets and liabilities:
Receivable from collaboration partner	165,000	(290,043)
Contract asset	(22,825)	—
Prepaid expenses and other assets	(948)	(915)
Accounts payable	1,237	2,825
Accrued expenses and other payables	(11,817)	(2,870)
Deferred revenue	(5,496)	45,047
Income taxes payable	(800)	3,326
Operating lease liability	341	(696)
Net cash provided by (used in) operating activities	125,363	(27,429)
Cash Flows from Investing Activities
Purchase of marketable securities	(214,040)	(65,671)
Proceeds from maturities of marketable securities	113,180	71,984
Proceeds from sale of marketable securities	7,003	—
Purchases of property and equipment	(545)	(242)
Net cash (used in) provided by investing activities	(94,402)	6,071
Cash Flows from Financing Activities
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	11,922	7,799
Tax withholding payments related to net settlement of restricted stock units	(479)	(600)
Net cash provided by financing activities	11,443	7,199
Net increase (decrease) in cash, cash equivalents and restricted cash	42,404	(14,159)
Cash, cash equivalents and restricted cash, beginning of period	97,474	186,952
Cash, cash equivalents and restricted cash, end of period	$139,878	$172,793
Supplemental Disclosure of Non-Cash Financing and Investing Information:
Purchases of property and equipment in accounts payable and accrued liabilities	$33	$45

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.Organization and Description of Business

Protagonist Therapeutics, Inc. (the “Company”) is a discovery through late-stage development biopharmaceutical company focused on peptide therapeutics. The Company’s clinical programs fall into two broad categories of diseases: (i) inflammatory and immunomodulatory (“I&I”) diseases and (ii) hematology and blood disorders. Two novel peptides derived from the Company’s proprietary discovery technology platform, icotrokinra (formerly known as JNJ-2113) and rusfertide, are currently in advanced Phase 3 clinical development.

Icotrokinra is a first-in-class investigational targeted oral peptide that selectively blocks the Interleukin-23 receptor (“IL-23R”) and is licensed to J&J Innovative Medicines (“JNJ”), formerly Janssen Biotech, Inc. Following icotrokinra’s joint discovery by the Company and JNJ scientists pursuant to their IL-23R collaboration, the Company was primarily responsible for the development of icotrokinra through Phase 1, with JNJ assuming responsibility for development in Phase 2 and beyond. Rusfertide, an injectable mimetic of the natural hormone hepcidin, is currently in development for treatment of the rare blood disorder polycythemia vera (“PV”). Rusfertide is being co-developed and will be co-commercialized with Takeda Pharmaceuticals, Inc. (“Takeda”), with the Company remaining primarily responsible for clinical development through a potential New Drug Application (“NDA”) filing.

The Company also has a number of pre-clinical stage oral drug discovery programs addressing biologically and commercially validated targets, including the IL-17 oral peptide antagonist PN-881, an oral hepcidin program and an oral anti-obesity program.

The Company is headquartered in Newark, California and has one wholly owned subsidiary, Protagonist Pty Limited (“Protagonist Australia”), located in Brisbane, Queensland, Australia.

Operating Segments

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Chief Executive Officer, the Company’s chief operating decision maker (“CODM”), in deciding how to allocate resources and assessing performance. The Company operates and manages its business as one operating segment. The Company’s Chief Executive Officer reviews financial information on an aggregate basis for the purpose of allocating and evaluating financial performance. See Note 10 to these condensed consolidated financial statements for the Company’s interim disclosures related to the adoption of ASU 2023-07 Segment Reporting (Topic 280) Improvements to Reporting Segment Disclosures for interim periods beginning on January 1, 2025.

Liquidity

As of March 31, 2025, the Company had cash, cash equivalents and marketable securities of $697.9 million. The Company has incurred an accumulated deficit from inception through March 31, 2025 of $352.2 million. The Company’s ultimate success depends upon the outcome of its research and development and collaboration activities. The Company may incur additional losses in the future as it continues rusfertide Phase 3 development activities through a potential NDA filing and invests in its pre-clinical discovery programs and may need to raise additional capital to continue to execute its long-range business plan. Since the Company’s initial public offering in August 2016, it has financed its operations primarily through proceeds from offerings of common stock and payments received under license and collaboration agreements.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted and, accordingly, the condensed consolidated balance sheet as of March 31, 2025 has been derived from the Company’s unaudited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s condensed consolidated financial statements. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future period.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 21, 2025.

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

There has been uncertainty and disruption in the global economy and financial markets due to a number of factors, including geopolitical instability, inflationary pressures, high interest rates, a recessionary environment, domestic and global monetary and fiscal policy, changes in trade policy, including tariffs or other trade restrictions or the threat of such actions, banking and other financial institution instability and other factors. Our business may also be impacted by changes or disruptions at the U.S. Food and Drug Administration (“FDA”) and other government agencies. The Company has taken into consideration any known impacts to its accounting estimates to date and is not aware of any additional specific events or circumstances that would require any additional updates to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the filing date of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Cash as Reported in Condensed Consolidated Statements of Cash Flows

Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as presented on the condensed consolidated balance sheets.

Cash as reported in the condensed consolidated statements of cash flows consisted of (in thousands):

	March 31,
	2025	2024
Cash and cash equivalents	$139,653	$172,568
Restricted cash - noncurrent	225	225
Total cash reported on condensed consolidated statements of cash flows	$139,878	$172,793

Stock-Based Compensation Expense

The Company has granted stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”).

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

PSUs allow the recipients of such awards to earn fully vested shares of the Company’s common stock upon the achievement of pre-established performance objectives. Stock-based compensation expense associated with PSUs is based on the fair value of the Company’s common stock on the grant date, which equals the closing market price of the Company’s common stock on the grant date and is recognized when the performance objective is expected to be achieved. The Company evaluates the probability of achieving the performance criteria on a quarterly basis. The cumulative effect on current and prior periods of a change in the estimated number of PSUs expected to be earned is recognized as compensation expense or as reduction of previously recognized compensation expense in the period of the revised estimate. The Company recognized $1.8 million of stock-based compensation expense related to PSUs for the three months ended March 31, 2025.

The Company recognizes forfeitures of stock-based awards as they occur.

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Research and development	$7,991	$5,288
General and administrative	5,811	4,064
Total stock-based compensation expense	$13,802	$9,352

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2025, as compared to those disclosed in Note 2. Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Issued Accounting Pronouncements Not Yet Adopted as of March 31, 2025

In December 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update No. 2023-09 Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public business entities to disclose specific categories in the income tax rate reconciliation annually and provide additional information for reconciling items that meet a qualitative threshold. ASU 2023-09 also requires that entities disclose annually additional information about income taxes paid and disaggregated information for certain items. ASU 2023-09 is effective for the Company for fiscal years beginning on January 1, 2025. The Company does not expect the adoption of this guidance to have a material impact on its financial position, results of operations or cash flows.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. In January 2025, the FASB issued an update to ASU 2024-03 clarifying that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. ASU 2024-03 is effective for the Company for fiscal years beginning on January 1, 2027, and for interim periods beginning on January 1, 2028. Early adoption is permitted. The guidance may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or (2) retrospectively to all prior periods presented in the financial statements. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements and continues to evaluate disclosure presentation alternatives.

Note 3. License and Collaboration Agreements

JNJ License and Collaboration Agreement

In July 2021, the Company entered into an Amended and Restated License and Collaboration Agreement with JNJ, formerly Janssen Biotech, Inc., which amended and restated the License and Collaboration Agreement, effective July 2017, by and between the Company and JNJ, as amended in May 2019 (together, the “JNJ License and Collaboration Agreement”). The JNJ License and Collaboration Agreement relates to the development, manufacture and commercialization of oral IL-23 receptor antagonist drug candidates and enables JNJ to develop collaboration compounds for multiple indications. Under the JNJ License and Collaboration Agreement, JNJ is required to use commercially reasonable efforts to develop at least one collaboration compound for at least two indications.

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

The Company earned the $165.0 million milestone payment described above during the fourth quarter of 2024. The Company has earned a total of $337.5 million in non-refundable payments from JNJ from inception in 2017 through March 31, 2025.

Upcoming potential milestones under the JNJ License and Collaboration Agreement include:

●	$50.0 million upon FDA approval of an NDA in any indication;

●	$25.0 million upon the acceptance of an NDA filing by the FDA for a second indication;
●	$45.0 million upon FDA approval of an NDA for a second indication;
●	$35.0 million upon the acceptance of an NDA filing by the FDA for a third indication; and
●	$50.0 million upon FDA approval of an NDA for a third indication.

Pursuant to the agreement, the Company is eligible to receive future sales milestone payments and tiered royalties on net product sales at percentages ranging from 6% to 10%.

Takeda Collaboration Agreement

In January 2024, the Company entered into a worldwide license and collaboration agreement for rusfertide with Takeda, as amended March 2025 (the “Takeda Collaboration Agreement”), which became effective in March 2024.

Pursuant to the Takeda Collaboration Agreement, the Company and Takeda are jointly developing and commercializing rusfertide and potentially other specified second-generation injectable hepcidin mimetic compounds (the “Licensed Products”) in the United States (the “Profit-Share Territory”). Takeda is solely and exclusively responsible for the development and commercialization of the Licensed Products in all other countries (the “Takeda Territory”). The Company and Takeda share the costs of the development, manufacture and commercialization activities for the Licensed Products in the Profit-Share Territory, provided that (i) the Company leads, and is solely responsible for its costs associated with, completion of the ongoing Phase 3 VERIFY program evaluating rusfertide for the treatment of PV; (ii) Takeda leads, and is solely responsible for its costs associated with, U.S. regulatory and pre-commercialization activities related to rusfertide in the Profit-Share Territory; and (iii) Takeda leads commercialization of rusfertide in the Profit-Share Territory, with the Company holding an option to co-detail. Takeda is solely responsible for all costs for the development, manufacture and commercialization of the Licensed Products in the Takeda Territory. The Company granted Takeda a non-transferable, sublicensable and, except for certain specified exceptions, exclusive license to certain intellectual property of the Company to exercise its rights and perform its obligations under the Takeda Collaboration Agreement. In March 2025, the Company and Takeda agreed, pursuant to the provisions of the Takeda Collaboration Agreement, as amended, that Takeda will assume responsibility for leading and implementing the regulatory strategy and associated activities for preparation of the NDA related to rusfertide in PV which is expected to be submitted with the FDA. The transition to Takeda of leadership for NDA preparation is underway. The Company remains primarily responsible for clinical development activities through the NDA filing.

The Company received a one-time, non-refundable upfront payment of $300.0 million in April 2024. In March 2025, a $25.0 million milestone was deemed probable of achievement following positive topline results from the Phase 3 VERIFY trial of rusfertide in PV. In addition, the Company is eligible to receive additional worldwide development, regulatory and commercial milestone payments for rusfertide of up to $305.0 million, and tiered royalties from 10% to 17% on net sales of the Licensed Products in the Takeda Territory. The Company and Takeda also share equally in profits and losses (50% to the Company and 50% to Takeda) for Licensed Products in the Profit-Share Territory. Takeda will book sales of the Licensed Products globally.

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

The Takeda Collaboration Agreement provides for aggregate development, regulatory and commercial milestone payments from Takeda to the Company for rusfertide of up to $975.0 million if the Company exercises the Full Opt-out Right. In addition to these milestone payments, in the event the Company exercises the Full Opt-out Right during the Initial Opt-out Period, the Company will receive: (i) a $200.0 million payment following its exercise of the Full Opt-out Right; and (ii) an additional $200.0 million payment following FDA approval of the NDA for rusfertide for PV (together, the “Opt-out Payment”). If the Company exercises an Opt-out Right, Takeda has agreed to pay the Company royalties of 14% to 29% on worldwide net sales of the Licensed Products with respect to which the Company has exercised an Opt-out Right.

Upcoming potential milestones under the Takeda Collaboration Agreement include:

●	$50.0 million upon FDA approval of an NDA for rusfertide in PV (or $75.0 million if the Company exercises the Full Opt-out Right);
●	$15.0 million upon first regulatory approval for rusfertide in PV in three European countries, after pricing and reimbursement approval; and
●	$10.0 million upon first regulatory approval for rusfertide in PV in Japan.

The Company evaluated the Takeda Collaboration Agreement and concluded that it has elements that are within the scope of ASC Topic 606 and ASC Topic 808. As of the effective date of the Takeda Collaboration Agreement, the Company identified two distinct performance obligations: (i) the rusfertide license delivered upon the effectiveness of the Takeda Collaboration Agreement and (ii) certain development services to be provided prior to the Initial Opt-out Period, including the Company’s responsibilities to complete the VERIFY Phase 3 clinical trial in PV and associated manufacturing services.

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

The Company determined that the Takeda Collaboration Agreement met the definition of a collaborative arrangement under ASC Topic 808. Both parties are active participants in directing and carrying out the development of the Licensed Products and both are exposed to the significant risk and rewards related to the commercial success of the Products. If the Company does not exercise an Opt-out Right (“Company Opt-in”), the Company and Takeda would co-detail the Licensed Products in the U.S. and share in the economic results through a profit-sharing structure. The Company determined that development costs subsequent to the Company Opt-in date are within the scope of ASC Topic 808, which does not provide recognition and measurement guidance. As such, the Company determined that Accounting Standards Codification Topic 730, “Research and Development,” was appropriate to analogize to based on the cost-

sharing provisions of the agreement. The Company concluded that payments to or reimbursements from Takeda related to these services will be accounted for as an increase to or reduction of research and development expense, respectively.

In March 2025, the $25.0 million milestone deemed probable of achievement due to the Phase 3 VERIFY trial of rusfertide in PV meeting its primary endpoint was no longer considered constrained and was added to the initial transaction price for a total transaction price of $325.0 million. The additional $25.0 million was then allocated proportionally to each performance obligation under the agreement, resulting in an additional $21.3 million allocated to the license and an additional $3.7 million allocated to the development services under the agreement.

Revenue Recognition

For the three months ended March 31, 2025, the Company recognized license and collaboration revenue of $28.3 million related to the Takeda Collaboration Agreement, including i) $22.8 million related to the proportional recognition of the $25.0 milestone deemed probable of being achieved due to the Phase 3 VERIFY trial meeting its primary endpoint and (ii) $5.5 million related to the initial transaction price for development services provided by the Company during the period. Revenue recognition for the $25.0 million milestone, which is payable upon completion of the VERIFY clinical study report, was allocated based on the initial standalone selling price of each performance obligation under the agreement. The remaining $2.2 million in revenue related to the milestone will be recognized through the conclusion of the development services performance obligation. The Company recorded a corresponding contract asset of $22.8 million on its condensed consolidated balance sheet for the three months ended March 31, 2025.

For the three months ended March 31, 2024, the Company recognized license and collaboration revenue of $255.0 million related to the Takeda Collaboration Agreement transaction price, including $254.1 million allocated to the rusfertide license delivered to Takeda upon effectiveness of the agreement in March 2024 and $0.9 million for development services provided by the Company during the period based on the cost-based input method. The remaining unrecognized transaction price amount of $45.0 million related to the Takeda Collaboration Agreement was recorded as deferred revenue on the Company’s condensed consolidated balance sheet as of March 31, 2024 and will be recognized over time based on a measure of the Company’s efforts toward satisfying the performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g. costs incurred compared to total budget).

For the three months ended March 31, 2025, the Company recognized $5.5 million of revenue that was included in the deferred revenue liability balance at the beginning of the period. For the three months ended March 31, 2024, the Company did not recognize revenue from any amounts included in the deferred revenue contract liability balance at the beginning of the period. None of the costs to obtain or fulfill the contracts were capitalized.

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

The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$26,896	$—	$—	$26,896
Certificates of deposit	—	23,079	—	23,079
U.S. Treasury and agency securities	—	328,807	—	328,807
Commercial paper	—	129,513	—	129,513
Corporate debt securities	—	172,442	—	172,442
Total financial assets	$26,896	$653,841	$—	$680,737

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$19,563	$—	$—	$19,563
Certificates of deposit	—	15,835	—	15,835
U.S. Treasury and agency securities	—	299,217	—	299,217
Commercial paper	—	110,832	—	110,832
Corporate debt securities	—	102,705	—	102,705
Total financial assets	$19,563	$528,589	$—	$548,152

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

Note 5. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following (in thousands):

	March 31, 2025
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$26,896	$—	$—	$26,896
Certificates of deposit	23,075	7	(3)	23,079
U.S. Treasury and agency securities	328,565	396	(154)	328,807
Commercial paper	129,534	9	(30)	129,513
Corporate debt securities	172,441	47	(46)	172,442
Total cash equivalents and marketable securities	$680,511	$459	$(233)	$680,737
Classified as:
Cash equivalents				$122,513
Marketable securities - current				434,707
Marketable securities - noncurrent				123,517
Total cash equivalents and marketable securities				$680,737

	December 31, 2024
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$19,563	$—	$—	$19,563
Certificates of deposit	15,820	22	(7)	15,835
U.S. Treasury and agency securities	299,211	429	(423)	299,217
Commercial paper	110,815	28	(11)	110,832
Corporate debt securities	102,714	103	(112)	102,705
Total cash equivalents and marketable securities	$548,123	$582	$(553)	$548,152
Classified as:
Cash equivalents				$86,236
Marketable securities - current				321,664
Marketable securities - noncurrent				140,252
Total cash equivalents and marketable securities				$548,152

All of the Company’s marketable securities are classified as available-for-sale. Current marketable securities of $434.7 million and $321.7 million held as of March 31, 2025 and December 31, 2024, respectively, had contractual maturities of less than one year. Noncurrent marketable securities of $123.5 million and $140.3 million held as of March 31, 2025 and December 31, 2024, respectively, had contractual maturities of at least one year but no more than two years. The Company does not intend to sell its securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be at maturity.

During the three months ended March 31, 2025, the Company sold $7.0 million of marketable securities and recognized a net realized loss of $5.0 thousand. There were no realized gains or realized losses on marketable securities for the three months ended March 31, 2024. The Company evaluated securities with unrealized losses to determine whether such losses, if any, were due to credit-related factors and determined that there were no credit-related losses to be recognized as of March 31, 2025 and December 31, 2024.

Note 6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued interest receivable	$4,263	$3,242
Prepaid clinical and research related expenses	1,920	1,830
Prepaid insurance	1,071	1,159
Prepaid licenses	614	600
Other prepaid expenses	807	649
Other receivable	—	248
Prepaid expenses and other current assets	$8,675	$7,728

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Laboratory equipment	$6,529	$6,354
Furniture and computer equipment	1,497	1,447
Leasehold improvements	2,778	2,424
Total property and equipment	10,804	10,225
Accumulated depreciation	(7,274)	(7,035)
Property and equipment, net	$3,530	$3,190

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued clinical and research related expenses	$7,967	$11,923
Accrued employee related expenses	2,899	11,078
Accrued professional service fees	796	618
Other	181	74
Total accrued expenses and other payables	$11,843	$23,693

Note 7. Stockholders’ Equity

Shares of Common Stock Authorized for Issuance

At the Company’s 2024 Annual Meeting of Stockholders held on June 20, 2024, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to increase the number of authorized shares of the Company’s common stock from 90,000,000 to 180,000,000, which also has the effect of increasing the total number of authorized shares from 100,000,000 to 190,000,000 (the “Amendment”). On June 21, 2024, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware, which became effective immediately upon such filing.

Pre-Funded Warrants

In August 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”). In a concurrent private placement, the Company issued the Investors warrants to purchase an aggregate of 2,750,000 shares of its common stock (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant was exercisable from August 8, 2018 through August 8, 2023. In August 2023, prior to the expiration of the Warrants, the Company entered into certain agreements with the Investors and their affiliates under which the Company agreed to allow the Warrants to be exercised in exchange for pre-funded warrants representing the same number of Warrant Shares underlying the Warrants with an exercise price of $0.001 per share (the “Pre-Funded Warrants”). Subsequent to the execution of the agreements and prior to the expiration of the Warrants, all outstanding Warrants were exercised for gross proceeds of $34.4 million in exchange for 44,748 shares of the Company’s common stock and Pre-Funded Warrants to purchase 2,705,252 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Pre-Funded Warrants) with an exercise price of $0.001 per share. The Pre-Funded Warrants will expire on the day they are exercised in full. The Pre-Funded Warrants are exercisable at any time prior to expiration except that the Pre-Funded Warrants cannot be exercised by the Investors if, after giving effect thereto, the Investors would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. In accordance with ASC Topic 260, “Earnings Per Share”, outstanding Pre-Funded Warrants are included in the computation of basic net (loss) income per share because the exercise price is negligible, and they are fully vested and exercisable after the original issuance date. No Pre-Funded Warrants were exercised during the three months ended March 31, 2025. During the three months ended March 31, 2024, Pre-Funded Warrants to purchase 84,992 shares were net exercised, resulting in the issuance of 84,989 shares of common stock. As of March 31, 2025, Pre-Funded Warrants to purchase 1,500,000 shares of common stock remained outstanding.

Note 8. Income Taxes

No income tax expense was recorded by the Company for the three months ended March 31, 2025. The Company recorded income tax expense of $3.3 million for the three months ended March 31, 2024. The difference in income tax expense as compared to the prior year was primarily due to taxable income for the three months ended March 31, 2024 resulting from the recognition of revenue in connection with the Takeda Collaboration Agreement. The tax provision for the three months ended March 31, 2024 was determined using an estimated annual effective tax rate, adjusted for discrete items, if any.

Note 9. Net (Loss) Income per Share

The computation of basic net (loss) income per share of common stock is based on the weighted-average number of shares of common stock outstanding during each period. The computation of diluted net (loss) income per share of common stock is based on the weighted-average number of shares of common stock outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, RSUs, PSUs, the Company’s employee stock purchase plan (“ESPP”), and warrants.

In periods in which the Company reports a net loss, all common stock equivalents are deemed anti-dilutive such that basic net loss per share of common stock and diluted net loss per share of common stock are equal. In periods when the Company has net income, the dilutive effect of all potentially outstanding shares is computed using the treasury stock method.

The following table reconciles the numerator and denominator used to calculate diluted net (loss) income per share of common stock (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net (loss) income	$(11,655)	$207,340
Denominator:
Weighted-average shares of common stock, basic	62,963,806	60,855,689
Dilutive effect of common stock equivalents	—	2,739,639
Weighted-average shares of common stock, dilutive	62,963,806	63,595,328
Net (loss) income per share of common stock
Basic net (loss) income per share of common stock	$(0.19)	$3.41
Diluted net (loss) income per share of common stock	$(0.19)	$3.26

Approximately 9.7 million potentially dilutive shares of common stock (consisting of shares subject to outstanding stock options, RSUs, PSUs, and under the ESPP) were excluded from the diluted net loss per share of common stock computation for the three months ended March 31, 2025 due to the Company’s net loss for the period. Approximately 4.2 million potentially dilutive shares of common stock (consisting of shares subject to outstanding stock options, RSUs, PSUs, and under the ESPP, as applicable) were excluded from the diluted net income per share of common stock computation for the three months ended March 31, 2024 because their effect was anti-dilutive.

Note 10. Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and which are evaluated by a company’s CODM in deciding how to allocate resources and to assess performance.

The Company operates and manages its business as one operating segment, which primarily focuses on the discovery and development of innovative medicines in areas of unmet medical need. The Company’s Chief Executive Officer serves as the Company’s CODM and manages and allocates resources to the operations of the Company on an entity-wide basis. Managing and allocating resources on an entity-wide basis enables the CODM to assess the overall level of resources available and how to best deploy these resources across functions and research and development projects based on unmet medical need, scientific data, probability of technical and regulatory successful development, market potential and other considerations, and, as necessary, reallocate resources among our internal research and development portfolio and external opportunities to best support the long-term growth of our business. The Company’s CODM reviews financial information on an aggregate basis for the purpose of allocating resources and evaluating financial performance, including segment net (loss) income, which is also reported on the condensed consolidated statement of operations as consolidated net (loss) income.

Segment information is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2025	2024

Revenue	$28,321	$254,953
Discovery department expense (1)	(2,583)	(2,608)
Development department expense (1)	(14,069)	(14,825)
General and administrative expenses (1)	(5,535)	(9,924)
Employee wages and benefits - discovery	(2,127)	(1,654)
Employee wages and benefits - development	(5,684)	(6,592)
Employee wages and benefits - general and administrative	(3,831)	(3,689)
Stock-based compensation expense	(13,802)	(9,352)
Other segment items (2)	82	(19)
Interest income	7,573	4,376
Income tax expense	—	(3,326)
Segment (loss) profit	$(11,655)	$207,340
Reconciliation of (loss) profit
Adjustments and reconciling items	$—	$—
Consolidated net (loss) income	$(11,655)	$207,340

(1) Amounts exclude employee wages and benefits, stock-based compensation and expense allocations.

(2) Other segment items include foreign currency related income (expense) and other miscellaneous income (expense).

The accounting policies of the Company’s operating segment are the same as those described in Note 2. Summary of Significant Accounting Policies. The measure of segment assets is reported as total assets on the Company’s condensed consolidated balance sheets for the periods presented.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this quarterly report on Form 10-Q (the “Quarterly Report”) and with our Audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2025.

Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, expectations, plans or intentions relating to clinical development, product candidates, the regulatory approval process, products and markets, and business trends and other information referred to under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. These statements are subject to substantial known and unknown risks, uncertainties and other factors that may cause our actual results, outcomes, performance or achievements, or the timing of such results, outcomes, performance or achievements, to be materially different from any results, outcomes, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “assumes,” “believes,” “commitments,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” “will,” “would,” “seeks” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors, including, among other things, the potential for our programs; the timing, initiation, progress and expected results of our clinical trials and research and development programs, including enrollment, data, costs and regulatory submissions; our cash runway; our ability to advance product candidates into, and successfully complete, nonclinical studies and clinical trials; the potential for eventual regulatory approval and commercialization of our product candidates; the commercialization of our product candidates, if approved; our ability and the potential to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved; the pricing, coverage, and reimbursement of our product candidates, if approved; our potential receipt of milestone payments and royalties under our collaboration agreements; future operating results; our ability to generate sales, income or cash flow; our estimates regarding expenses, capital requirements, and needs for additional financing and our ability to obtain additional capital; our ability to retain the continued service of our key executives and to identify, hire, and retain additional qualified professionals; the impact of any future outbreaks of disease, epidemics and pandemics; changes in the U.S. Food and Drug Administration (the “FDA”), and other government agencies; ongoing military conflicts, including between Ukraine and Russia and in the Middle East; rising tensions between China and Taiwan; developments relating to our competitors and our industry, including competing product candidates and therapies; uncertainty and disruption in the global economy and financial markets due to a number of factors, including geopolitical instability, inflationary pressures, high interest rates, a recessionary environment, domestic and global monetary and fiscal policy, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, and banking and other financial institution instability; and other factors. Forward-looking statements involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those risks, uncertainties and assumptions discussed in Part II, Item 1A, of this Quarterly Report. These statements are based on information available to us as of the date of this Quarterly Report and, while we believe such information provides a reasonable basis for these statements, the information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results or outcomes could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future developments, changes in assumptions or otherwise.

“Protagonist,” the Protagonist logo and other trademarks, service marks and trade names of Protagonist are registered and unregistered marks of Protagonist Therapeutics, Inc. in the United States and other jurisdictions.

Overview

We are a discovery through late-stage development biopharmaceutical company focused on peptide therapeutics. Our clinical programs fall into two broad categories of diseases: (i) inflammatory and immunomodulatory (“I&I”) diseases, and (ii) hematology and blood disorders. Two novel peptides derived from our proprietary discovery technology platform, icotrokinra (formerly known as JNJ-2113) and rusfertide, are currently in advanced Phase 3 clinical development, with New Drug Application (“NDA”) submissions to the U.S. Food and Drug Administration (“FDA”) potentially in 2025.

Icotrokinra is a first-in-class investigational targeted oral peptide that selectively blocks the Interleukin-23 receptor (“IL-23R”) and is licensed to J&J Innovative Medicines (“JNJ”), formerly Janssen Biotech, Inc., a Johnson & Johnson company. Following icotrokinra’s joint discovery by us and JNJ scientists pursuant to our IL-23R collaboration, we were primarily responsible for the development of icotrokinra through Phase 1, with JNJ assuming responsibility for development in Phase 2 and beyond. Rusfertide, a first-in-class investigational injectable mimetic of the natural hormone hepcidin, is in Phase 3 development for treatment of the rare blood disorder polycythemia vera (“PV”). Rusfertide is being co-developed and will be co-commercialized with Takeda Pharmaceuticals, Inc. (“Takeda”), with the Company remaining primarily responsible for clinical development activities through a potential NDA filing.

We also have a number of pre-clinical stage oral drug discovery programs addressing biologically and commercially validated targets, including our IL-17 oral peptide antagonist PN-881, an oral hepcidin program, and an oral anti-obesity program.

Our Product Pipeline

Icotrokinra

Our IL-23R antagonist compound icotrokinra, licensed to JNJ, is an orally delivered drug that is designed to block biological pathways currently targeted by marketed injectable antibody drugs. Our orally stable peptide approach may offer a targeted therapeutic approach for gastrointestinal and systemic compartments as needed. We believe that, compared to antibody drugs, icotrokinra has the potential to provide clinical improvement in an oral medication with increased convenience and compliance and the opportunity for the earlier introduction of targeted oral therapy.

JNJ has initiated the following icotrokinra trials:

●	ICONIC-LEAD (NCT06095115) – A 684-patient randomized, controlled Phase 3 trial to evaluate the safety and efficacy of icotrokinra compared with placebo in participants with moderate-to-severe plaque psoriasis, with PASI-90 (90% improvement in skin lesions as measured by the Psoriasis Area and Severity Index (“PASI”)) and Investigator’s Global Assessment (“IGA”) score of 0 (clear) or 1 (almost clear) as co-primary endpoints;
●	ICONIC-TOTAL (NCT06095102) – A 311-patient randomized, controlled Phase 3 trial to evaluate the efficacy and safety of icotrokinra compared with placebo for the treatment of plaque psoriasis in participants with at least moderate severity affecting special areas (scalp, genital, and/or palms of the hands and soles of the feet) with overall IGA score of 0 or 1 as the primary endpoint;
●	ICONIC-ADVANCE 1 (NCT06143878) – A 774-patient randomized, controlled Phase 3 trial to evaluate the effectiveness of icotrokinra in participants with moderate-to-severe plaque psoriasis compared to placebo and Sotyktu® (“deucravacitinib”). The trial’s primary co-endpoints are PASI-90 and IGA score of 0 or 1;
●	ICONIC-ADVANCE 2 (NCT06220604) – A 731-patient Phase 3 trial similarly designed to ICONIC ADVANCE 1 in participants with moderate-to-severe plaque psoriasis;
●	Pustular/Erythrodermic Psoriasis (NCT06295692) – A 19-patient open label Phase 3 trial to evaluate the effectiveness of icotrokinra in participants with pustular or erythrodermic psoriasis;
●	ICONIC-PsA1 (NCT06807424) – A 540-patient randomized, controlled Phase 3 trial to evaluate the efficacy and safety of icotrokinra compared with placebo in biologic-naive patients with active psoriatic arthritis;
●	ICONIC-PsA2 (NCT06807424) – A 750-patient randomized, controlled Phase 3 trial to evaluate the efficacy and safety of icotrokinra compared with placebo in biologic-experienced patients with active psoriatic arthritis; and
●	ANTHEM-UC (NCT06049017) – A 252-patient Phase 2b randomized, controlled trial to evaluate the safety and effectiveness of icotrokinra compared with placebo in participants with moderate-to-severely active ulcerative colitis (“UC”).

ICONIC Program

Data from the Phase 3 ICONIC-LEAD trial presented at the 2025 American Academy of Dermatology Annual Meeting in March 2025 showed that once daily icotrokinra demonstrated significant skin clearance and a favorable safety profile in adults and adolescents 12 years of age and older with moderate-to-severe plaque psoriasis.

Key findings from the ICONIC-LEAD trial are summarized below:

●	At Week 24, nearly half of patients treated with icotrokinra achieved completely clear skin; 46% reached IGA 0 and 40% reached PASI 100 (100% improvement in skin lesions as measured by PASI).
●	Nearly two-thirds (65%) of patients treated with once daily icotrokinra achieved an IGA score of 0 or 1 (clear or almost clear skin) and 50% achieved a PASI 90 response, compared to 8% and 4% receiving placebo, respectively (P<0.001 for both endpoints), at Week 16.
●	Continued skin clearance improvement was reported at Week 24, with 74% of patients treated with icotrokinra achieving IGA 0/1 and 65% achieving PASI 90.
●	Similar proportions of patients experienced adverse events between icotrokinra (49%) and placebo groups (49%), with no new safety signals identified.

Additionally, topline results from the icotrokinra versus deucravacitinib Phase 3 ICONIC-ADVANCE 1 and ICONIC-ADVANCE 2 trials are summarized below:

●	The trials met their co-primary endpoints of IGA 0/1 and PASI 90 versus placebo at Week 16.
●	The trials also met all key secondary endpoints at Weeks 16 and 24 that measured superiority to deucravacitinib in patients with moderate-to-severe plaque psoriasis.

Based on the positive outcomes of the ICONIC ADVANCE-1 and ADVANCE-2 trials, JNJ is initiating the Phase 3 ICONIC-ASCEND trial, the first-ever head-to-head study seeking to demonstrate the superiority of icotrokinra, an oral pill, compared to ustekinumab, an injectable biologic.

In April 2025, results from a subgroup analysis of the ICONIC-LEAD trial evaluating icotrokinra in the adolescent population presented at the 2025 World Congress of Pediatric Dermatology showed adolescents treated with once daily icotrokinra achieved higher rates of clear or almost clear skin at Week 16 compared to patients receiving placebo, with no new safety signals identified.

ANTHEM-UC

In March 2025, we announced positive topline results from the Phase 2b Anthem-UC trial of icotrokinra in adults with moderately-to-severely active UC. The trial, conducted by JNJ, met its primary endpoint of clinical response in all icotrokinra dose groups evaluated. Additionally, the trial demonstrated clinically meaningful differences versus placebo in key secondary endpoints of clinical remission, symptomatic remission and endoscopic improvement at Week 12.

Key findings from the ANTHEM-UC trial are summarized below:

●	All three doses of once daily icotrokinra met the primary endpoint of clinical response at Week 12.
●A response rate of 63.5% for patients treated with the highest dose of icotrokinra was achieved at Week 12 versus 27.0% for placebo (p<0.001).
●30.2% of patients treated with the highest dose of icotrokinra demonstrated clinical remission at Week 12 versus 11.1% of patients who received placebo (p<0.001).
●Clinical remission and response rates continued to improve through Week 28.

Icotrokinra was well tolerated with the proportions of participants reporting one or more adverse events being similar between the icotrokinra dose groups and the placebo group. Comprehensive results from the ANTHEM-UC trial are being prepared for presentation at upcoming medical congresses by JNJ. Additional clinical studies of icotrokinra in UC and Crohn’s disease are planned.

JNJ License and Collaboration Agreement

In July 2021, we entered into an Amended and Restated License and Collaboration Agreement with JNJ, which amended and restated the License and Collaboration Agreement, effective July 2017, by and between the Company and JNJ, as amended in May 2019 (together, the “JNJ License and Collaboration Agreement”) for the development and commercialization of icotrokinra. The JNJ License and Collaboration Agreement was further amended in November 2024 to:

●	increase the milestone payment for a Phase 3 clinical trial of any licensed product for any indication meeting its primary endpoint by $50.0 million from $115.0 million to $165.0 million;
●	eliminate the $35.0 million milestone payment previously due for the acceptance of an NDA filing by the FDA for a licensed product for any indication; and
●	eliminate the $15.0 million milestone payment previously due for the dosing of the third patient in the first Phase 3 clinical trial of a licensed product for a second indication.

We earned the $165.0 million milestone payment described above during the fourth quarter of 2024. We have earned a total of $337.5 million in non-refundable payments from JNJ from inception in 2017 through March 31, 2025. We are eligible to receive up to $630.0 million in future development and sales milestone payments, inclusive of the following potential upcoming milestones:

Upcoming potential milestones under the JNJ License and Collaboration Agreement include:

●	$50.0 million upon approval of an NDA for icotrokinra in any indication;
●	$25.0 million upon acceptance of an NDA for icotrokinra in a second indication;
●	$45.0 million upon approval of an NDA for icotrokinra in a second indication;
●	$35.0 million upon acceptance of an NDA for icotrokinra in a third indication; and
●	$50.0 million upon approval of an NDA for icotrokinra in a third indication.

We also remain eligible to receive upward tiering royalties on net product sales at percentages ranging from 6% to 10% with 10% applicable for net sales over $4.0 billion. See Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

PN-881

In the fourth quarter of 2024, we announced the selection of PN-881, a potential best-in-class oral peptide IL-17 antagonist, as a development candidate for the treatment of immune-mediated skin diseases. PN-881 targets three IL-17 dimers (IL-17 AA, AF and FF), which may offer potential treatment options for plaque psoriasis, psoriatic arthritis, hidradenitis suppurativa and spondyloarthritis. Investigational New Drug (“IND”), or foreign equivalent, enabling studies are ongoing, and we expect to initiate a PN-881 Phase 1 study in the fourth quarter of 2025.

Rusfertide

Rusfertide is currently in Phase 3 development for the treatment of PV. VERIFY (ClinicalTrials.gov identifier NCT05210790) is a global double-blind, placebo-controlled Phase 3 clinical trial of rusfertide in PV with 293 patients enrolled. The trial evaluates the efficacy, symptom burden and safety of once-weekly, subcutaneously self-administered rusfertide in patients with uncontrolled hematocrit who are phlebotomy dependent despite standard of care treatment. The trial enrolled patients across North and South America, Europe, Asia and Australia. In March 2025, we announced positive top-line data for the trial’s 32-week primary efficacy endpoint, potentially leading to an NDA filing in the fourth quarter of 2025.

Key findings from the VERIFY trial are summarized below:

●	The primary endpoint of the study was met, with a significantly higher proportion of clinical responders among rusfertide-treated patients with PV (77%) compared to those who received the placebo (33%) during weeks 20-32; p<0.0001. The primary endpoint of the study was the proportion of patients achieving a response, which was defined as the absence of phlebotomy eligibility.
●	The first key secondary endpoint, which is the pre-specified primary endpoint for European Union regulators, was also met, with a mean of 0.5 phlebotomies per patient in the rusfertide arm compared to 1.8 phlebotomies per patient in the placebo arm during weeks 0-32; p<0.0001.
●	The other three pre-specified key secondary endpoints, namely hematocrit control and patient-reported outcomes using PROMIS Fatigue SF-8a, a questionnaire that measures patient-reported fatigue symptoms and their impact on daily life, and Myeloproliferative Neoplasm-Symptom Assessment Form TSS-7, were also achieved with statistical significance.
●	Rusfertide was generally well tolerated in the Phase 3 VERIFY trial, and safety was in line with previous rusfertide clinical studies. No new safety findings were observed in the study. The majority of adverse events were grade 1-2 injection site reactions, and all serious adverse events reported were deemed to be not drug related. There was no evidence of an increased risk of cancer in rusfertide-treated patients compared to those on the placebo.

THRIVE (NCT06033586), our Phase 2 long-term open-label extension (“OLE”) trial for REVIVE Phase 2 trial patients on years three through five of treatment, remains ongoing.

An abstract titled “Results From VERIFY, a Phase 3, Double-Blind, Placebo (PBO)-Controlled Study of Rusfertide for Treatment of Polycythemia Vera” was accepted for presentation at the Plenary Session at the American Society of Clinical Oncology Annual Meeting in June 2025.

Takeda Collaboration Agreement

In January 2024, we entered into a worldwide license and collaboration agreement for rusfertide with Takeda (the “Takeda Collaboration Agreement”). In March 2025, we and Takeda agreed, pursuant to the provisions of the Takeda Collaboration Agreement, as amended, that Takeda will assume responsibility for leading and implementing the regulatory strategy and associated activities for the preparation of an NDA related to rusfertide in PV, which is expected to be submitted to the FDA. We are primarily responsible for the clinical development of rusfertide through a potential NDA filing. Under the terms of the agreement, we received a one-time, non-refundable upfront payment of $300.0 million in April 2024, and the achievement of a $25.0 million milestone was deemed probable in March 2025 following positive topline results from the Phase 3 VERIFY trial of rusfertide in PV. We are eligible to receive additional worldwide development, regulatory and commercial milestone payments for rusfertide of up to $305.0 million.

Upcoming potential milestones under the Takeda Collaboration Agreement include:

●	$50.0 million upon FDA approval of an NDA for rusfertide in PV (or $75.0 million if we exercise our Full Opt-out Right);
●	$15.0 million upon first regulatory approval for rusfertide in PV in three European countries, after pricing and reimbursement approval; and
●	$10.0 million upon first regulatory approval for rusfertide in PV in Japan.

We are also eligible to receive tiered royalties from 10% to 17% on ex-U.S. net sales of rusfertide and other specified second-generation injectable hepcidin memetic compounds (the “Licensed Products”). We and Takeda also share equally in profits and losses (50% to us and 50% to Takeda of the Licensed Products in the United States) if approved.

If we exercise our right to opt-out of the profit and loss sharing arrangement, we will receive royalties of 14% to 29% on annual worldwide net sales. In addition, we will be eligible for up to an aggregate of $975.0 million in development, regulatory and commercial milestone payments, and $400.0 million in payments for exercising the opt-out right.

See Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for further details related to the agreement, including our opt-out right.

Discovery Platform

Our clinical and pre-clinical assets are all derived from our proprietary discovery platform. Our platform enables us to engineer novel, structurally constrained peptides that are designed to retain key advantages of both orally delivered small molecules and injectable antibody drugs while overcoming many of their limitations as therapeutic agents. Importantly, constrained peptides can be designed to potentially alleviate the fundamental instability inherent in traditional peptides to allow different delivery forms, such as oral, subcutaneous, intravenous, and rectal. Our discovery pipeline has strategically focused on (i) I&I diseases, (ii) hematology and blood disorders and (iii) metabolic diseases, including obesity.

We have a pre-clinical stage program to identify an orally administered hepcidin mimetic or ferroportin inhibitor, which we believe to be complementary to the injectable rusfertide for offering the best treatment options for PV and other potential erythropoietic and iron imbalance disorders, and we expect to nominate a development candidate in the fourth quarter of 2025. We also have an oral peptide-based anti-obesity program focused on validated targets and including mono- and poly-incretin and non-incretin agonists and we expect to nominate a development candidate by the end of the second quarter of 2025.

Risks and Uncertainties

We describe the respective risks, uncertainties and assumptions that could affect our business, financial condition or results of operations in Part II, Item 1A. “Risk Factors” herein.

Operations

We have incurred cumulative net losses from inception through March 31, 2025 of $352.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research and development expenses, and other expenses related to our ongoing operations, product development, pre-clinical discovery programs and pre-commercialization activities. As a result, we may incur losses in the future as we continue the development of, and seek regulatory approval for, our product candidates.

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

There have been no material changes to our critical accounting policies during the three months ended March 31, 2025, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for the year ended December 31, 2024 filed with the SEC on February 21, 2025.

Components of Our Results of Operations

License and Collaboration Revenue

Our license and collaboration revenue is derived from payments we receive under our license and collaboration agreements with JNJ and Takeda. See Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

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

We recognize the amounts related to our Australian research and development refundable tax offset that are not subject to refund provisions as a reduction in research and development expenses. The research and development tax offsets are recognized when there is reasonable assurance that the offset will be received, the relevant expenditure has been incurred, and the amount of the consideration can be reliably measured. We evaluate our eligibility under the tax offset program as of each balance sheet date and make accruals and related adjustments based on the most current and relevant data available. We may alternatively be eligible for a nonrefundable tax offset.

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

We expect our research and development expenses to increase in the near term as compared to the prior year period as we continue to focus our resources toward (i) preparing for regulatory filings and commercialization for our rusfertide program and (ii) advancing our pre-clinical and drug discovery research programs, including progressing our recently nominated product development candidate PN-881 through IND-enabling studies, or foreign equivalents. The process of conducting research, identifying potential product candidates, conducting pre-clinical studies and clinical trials necessary to obtain regulatory approval and commencing pre-commercialization activities is costly and time intensive. We may never succeed in achieving marketing approval for our product candidates regardless of our costs and efforts. The probability of success of our product candidates may be affected by numerous factors, including pre-clinical data, clinical data, competition, manufacturing capability, our cost of goods to be sold, our ability to receive, and the timing of, regulatory approvals, market conditions, and our ability to successfully commercialize our products if they are approved for marketing. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will be able to generate revenue from the commercialization and sale of any of our product candidates. Our research and development programs are subject to change from time to time as we evaluate our priorities and available resources.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated costs and other expenses for outside professional services, including legal, human resources, audit and accounting services, and pre-commercialization expenses, including selling and marketing costs. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated costs consist of expenses for rent and maintenance of facilities, information technology, depreciation and amortization expense and other administrative supplies. We expect to continue to incur expenses to support our continued operations as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of the national securities exchange on which our securities are traded, insurance expenses, investor relations expenses, audit fees, professional services and general overhead and administrative costs.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and marketable securities, which is comprised of contractual interest, premium amortization and discount accretion.

Other Income (Expense), Net

Other income (expense), net consists primarily of amounts related to foreign exchange gains and losses, realized gains and losses on sale of marketable securities and related items.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended
	March 31,		Dollar	%
	2025	2024	Change	Change

	(Dollars in thousands)
Revenue:
License and collaboration revenue	$28,321	$254,953	$(226,632)	(89)
Operating expenses:
Research and development (1)	35,893	33,734	2,159	6
General and administrative (2)	11,738	14,910	(3,172)	(21)
Total operating expenses	47,631	48,644	(1,013)	(2)
(Loss) income from operations	(19,310)	206,309	(225,619)	(109)
Interest income	7,573	4,376	3,197	73
Other income (expense), net	82	(19)	101	*
(Loss) income before income tax expense	(11,655)	210,666	(222,321)	(106)
Income tax expense	—	3,326	(3,326)	(100)
Net (loss) income	$(11,655)	$207,340	$(218,995)	(106)

*Percentage not meaningful.

(1)	Includes $8.0 million and $5.3 million of non-cash stock-based compensation expense for the three months ended March 31, 2025 and 2024, respectively.
(2)	Includes $5.8 million and $4.1 million of non-cash stock-based compensation expense for the three months ended March 31, 2025 and 2024, respectively.

License and Collaboration Revenue

License and collaboration revenue for the three months ended March 31, 2025 of $28.3 million related to the Takeda Collaboration Agreement was comprised of i) $22.8 million related to the proportional recognition of the $25.0 million milestone deemed probable of being achieved due to the Phase 3 VERIFY trial of rusfertide in PV meeting its primary endpoint and (ii) $5.5 million related to the initial transaction price for development services provided by us during the period. Revenue recognition for the $25.0 million milestone, which is payable upon completion of the VERIFY clinical study report, was allocated based on the allocation of the initial standalone selling price of each performance obligation under the agreement. The remaining $2.2 million in revenue related to the $25.0 million milestone will be recognized through the conclusion of the development services performance obligation.

License and collaboration revenue for the three months ended March 31, 2024 of $255.0 million included $254.1 million of the $300.0 million upfront cash payment allocated to the delivery of the rusfertide license to Takeda upon effectiveness of the Takeda Collaboration Agreement in March 2024, and $0.9 million allocated to development services provided by us during the period based on the cost input method. The remaining $45.0 million was recorded as deferred revenue to be recognized over time as we satisfy our performance obligation to complete the ongoing Phase 3 VERIFY trial for rusfertide.

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

Our revenue for the year ended December 31, 2024 was significantly higher than in prior years due to the partial recognition of an upfront payment of $300.0 million upon execution of the Takeda Collaboration Agreement and the achievement of a $165.0 million milestone pursuant to the terms of the amended JNJ License and Collaboration Agreement. Our revenue for the year ended December 31, 2025 is expected to be comprised of (i) the proportionate recognition of the $30.6 million recorded in deferred revenue as of December 31, 2024, and (ii) any milestones achieved during the year, which are expected to be substantially lower than in 2024. Accordingly, revenue in 2025 is expected to reduce significantly, which will also impact our net income.

Research and Development Expenses

	Three Months Ended
	March 31,		Dollar	%
	2025	2024	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide	$21,400	$24,513	$(3,113)	(13)
Clinical and development expense — other	116	150	(34)	(23)
Pre-clinical and drug discovery research expense	14,377	9,071	5,306	58
Total research and development expenses	$35,893	$33,734	$2,159	6

Research and development expenses increased $2.2 million, or 6%, from $33.7 million for the three months ended March 31, 2024 to $35.9 million for the three months ended March 31, 2025. The increase was primarily due to an increase of $5.3 million in pre-clinical and drug discovery research program expenses, including costs related to PN-881, our recently nominated IL-17 development candidate, partially offset by a decrease of $3.1 million in rusfertide expenses related to our Phase 3 VERIFY clinical trial.

We had 97 full-time equivalent research and development employees for both the three months ended March 31, 2025 and 2024. Research and development personnel-related expenses for the three months ended March 31, 2025 increased by $2.2 million as compared to the three months ended March 31, 2024, primarily driven by an increase in stock-based compensation expense related to annual refresher awards granted in January 2025 and recognition of expense related to performance stock units (“PSUs”).

General and Administrative Expenses

General and administrative expenses decreased $3.2 million, or 21%, from $14.9 million for the three months ended March 31, 2024 to $11.7 million for the three months ended March 31, 2025. This decrease was primarily due to a $4.6 million decrease in one-time advisory and legal fees incurred in the three months ended March 31, 2024 related to the Takeda Collaboration Agreement, partially offset by a $1.7 million increase in stock-based compensation expense related to annual refresher awards granted in January 2025 and recognition of PSU expense.

We had 27 full-time equivalent general and administrative employees for both the three months ended March 31, 2025 and 2024.

Interest Income

Interest income increased by $3.2 million, or 73%, from $4.4 million for the three months ended March 31, 2024 to $7.6 million for the three months ended March 31, 2025. This increase was primarily due to higher invested balances, including milestone payments received from our collaboration partners.

Income Tax Expense

Income tax expense was zero and $3.3 million for the three months ended March 31, 2025 and 2024, respectively. Income tax expense for the three months ended March 31, 2024 was a result of taxable income from the recognition of revenue in connection with the Takeda Collaboration Agreement. The effective tax rate was 1.54% for the three months ended March 31, 2024.

Liquidity and Capital Resources

Sources of Liquidity

We had $697.9 million and $559.2 million in cash, cash equivalents and marketable securities as of March 31, 2025 and December 31, 2024, respectively. Historically, we have funded our operations primarily from net proceeds from the sale of shares of our common stock and the receipt of payments under collaboration agreements.

Receipt of Payments Under Collaboration Agreements

The JNJ License and Collaboration Agreement was amended in November 2024 to:

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

We earned the $165.0 million milestone payment described above during the fourth quarter of 2024, which we received in January 2025. We have received a total of $337.5 million in non-refundable payments from JNJ from the inception of the JNJ License and Collaboration Agreement in 2017 through March 31, 2025. We have also received payments for services provided under the collaboration agreement, and we have made in-kind payment reimbursements to JNJ for certain costs they have incurred pursuant to the cost sharing terms of the agreement. Pursuant to the JNJ License and Collaboration Agreement, we may be eligible to receive clinical development, regulatory and sales milestones, if and when achieved.

Upcoming potential milestones under the JNJ License and Collaboration Agreement include:

●	$50.0 million upon approval of an NDA for icotrokinra in any indication;
●	$25.0 million upon acceptance of an NDA for icotrokinra in a second indication;
●	$45.0 million upon approval of an NDA for icotrokinra in a second indication;
●	$35.0 million upon acceptance of an NDA for icotrokinra in a third indication; and
●	$50.0 million upon approval of an NDA for icotrokinra in a third indication.

In March 2024, we earned a $300.0 million one-time, non-refundable upfront payment from Takeda upon the closing of the Takeda Collaboration Agreement, which we received in April 2024. In March 2025, the achievement of a $25.0 million milestone was deemed probable based upon positive topline results for the Phase 3 VERIFY trial for rusfertide in PV. This milestone is payable upon the completion of the VERIFY clinical study report. Pursuant to the Takeda Collaboration Agreement, we may be eligible to receive additional clinical development, regulatory and sales milestones, if and when achieved.

Upcoming potential milestones under the Takeda Collaboration Agreement include:

●	$50.0 million upon FDA approval of an NDA for rusfertide in PV (or $75.0 million if we exercise our Full Opt-out Right);
●	$15.0 million upon first regulatory approval for rusfertide in PV in three European countries, after pricing and reimbursement approval; and

●	$10.0 million upon first regulatory approval for rusfertide in PV in Japan.

Capital Requirements

As of March 31, 2025, we had $697.9 million in cash, cash equivalents and marketable securities and an accumulated deficit of $352.2 million. Our capital expenditures were $0.5 million and $1.4 million for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively. Our primary uses of cash are to fund our operating expenses, including our research and development expenditures and general and administrative costs. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months from the date of this Quarterly Report based on current operating plans and financial forecasts.

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

Such additional funding may come from various sources, including raising additional capital, seeking access to debt, and seeking additional collaborative or other arrangements with partners, but such funding may not be available on terms acceptable to us, if at all. We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by domestic and global monetary and fiscal policy, changes in trade policies, including tariffs or other restrictions or the threat of such actions, geopolitical instability, inflationary pressures and high interest rates and banking and other financial institution instability, among other factors. A future recession or market correction, including those due to significant geopolitical or macroeconomic events, could materially affect our business and our access to credit and financial markets.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024

Condensed Consolidated Statements of Cash Flows Data:	(Dollars in thousands)
Cash provided by (used in) operating activities	$125,363	$(27,429)
Cash (used in) provided by investing activities	$(94,402)	$6,071
Cash provided by financing activities	$11,443	$7,199
Stock-based compensation	$13,802	$9,352
Deferred revenue	$(5,496)	$45,047

Cash Provided by (Used in) Operating Activities

Cash provided by operating activities for the three months ended March 31, 2025 was $125.4 million and consisted primarily of a net change of $124.7 million in operating assets and liabilities and $13.8 million of stock-based compensation expense, partially offset by a net loss of $11.7 million during the period. The change in net operating assets and liabilities was driven primarily by a $165.0 million milestone payment received under the JNJ License and Collaboration Agreement in January 2025, partially offset by the recognition of a $22.8 million contract asset related to the Takeda Collaboration Agreement, a $5.5 million change in deferred revenue and a $11.8 million change in accrued expenses and other payables. The $152.8 million increase in cash provided by operating activities during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to the receipt of a $165.0 million milestone payment from JNJ in January 2025.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities for the three months ended March 31, 2025 was $94.4 million and consisted primarily of purchases of marketable securities of $214.0 million and purchases of property and equipment of $0.5 million, partially offset by proceeds from maturities and sales of marketable securities of $120.2 million. The $100.5 million increase in cash used in investing activities for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily related to investments made with a portion of the proceeds from the $165.0 million milestone payment received from JNJ in January 2025. Purchases of property and equipment were primarily related to laboratory equipment and furniture and fixtures.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2025 was $11.4 million and consisted of net cash proceeds of $11.9 million from the issuance of common stock upon exercises of stock options and purchases of stock under our employee stock purchase plan (“ESPP”), partially offset by $0.5 million in tax withholding payments related to the net settlement of restricted stock units. The $4.2 million increase in cash provided by financing activities for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to a $4.1 million increase in proceeds from the issuance of common stock upon exercise of options and purchases of common stock under the ESPP.

Contractual Obligations and Other Commitments

During the three months ended March 31, 2025, there were no material changes to our material cash requirements, including commitments for capital expenditures, described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 21, 2025.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our interest-earning investments and inflation risk affecting labor costs and clinical trial costs.

Interest Rate Fluctuation Risk

We had $697.9 million and $559.2 million in cash, cash equivalents and marketable securities at March 31, 2025 and December 31, 2024, respectively. Our cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Marketable securities consist of certificates of deposit, corporate bonds, commercial paper and government bonds. A portion of our investments may be subject to interest rate risk and could decline in value if market interest rates increase. Based on our interest rate sensitivity analysis, an immediate 100 basis point increase in interest rates would increase our annual interest income by approximately $3.4 million, while an immediate 100 basis point decrease in interest rates would decrease our annual interest income by approximately $3.4 million.

Approximately $1.3 million and $0.6 million of our cash balance was located in Australia at March 31, 2025 and December 31, 2024, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of our expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on the results of our operations.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our costs, such as the cost of labor and research and development contract costs. We do not believe inflation has had a material adverse effect on the results of our operations during the three months ended March 31, 2025.

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

ITEM 1A.RISK FACTORS

Our business, results of operations and financial conditions are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2024. Other than the risk factors disclosed in this Item 1A below, there have been no material changes from the risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Disruptions at the FDA and other government agencies could negatively affect the review of our regulatory submissions, which could negatively impact our business.

The ability of the FDA to review and approve regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget funding levels or a reduction in the FDA’s workforce and its ability to hire and retain key personnel, disruptions caused by government shutdowns, public health crises, the FDA’s ability to accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. There have been mass layoffs of federal employees since the start of the current presidential administration in January 2025, the full impact of which is unclear at this time. Such disruptions could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the presidential administration has made and is expected to continue to make changes in the leadership of various U.S. federal regulatory agencies and changes to U.S. federal government policy that have led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of the U.S. federal regulatory agencies, including the FDA.

We are unable to predict the extent to which the presidential administration may impose or seek to impose leadership or policy changes at the FDA or changes to rules and policies impacting our business and operations. It is unclear how these executive actions or other potential actions by the federal government will impact the FDA or other regulatory authorities that oversee our business. Government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities, which could result in delays in our clinical trial timelines. If a significant reduction in the FDA’s workforce occurs, the FDA’s budget is significantly reduced or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development or approval of our product candidates, which could have a material adverse effect on our business.

Unstable market and macroeconomic conditions, including elevated and sustained inflation and changes in tariffs or trade policy, may have serious adverse consequences on our business, financial condition and stock price.

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

Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, especially in light of recent comments and executive orders made by the presidential administration, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), tighter credit, higher interest rates, volatility in financial markets, high unemployment, labor availability constraints, currency fluctuations and other challenges in the global economy have in the past adversely affected, and may in the future adversely affect, us and our business partners and suppliers. In recent months, the United States has announced tariffs on imports from most countries, including significant tariffs on imports from Canada, Mexico and China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. There is substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified or suspended.

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

During the fiscal quarter ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case as defined in Item 408(a) of Regulation S-K).

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

PROTAGONIST THERAPEUTICS, INC.

Date: May 6, 2025	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 6, 2025	By:	/s/ Asif Ali
Asif Ali
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)