Form 10-Q
period 2025-06-30
Protagonist Therapeutics, Inc
filed 2025-08-06
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 31, 2025, there were 62,211,318 shares of the registrant’s Common Stock, par value $0.00001 per share, outstanding.

PROTAGONIST THERAPEUTICS, INC.

FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$168,543	$97,249
Marketable securities	401,922	321,664
Receivable from collaboration partner	—	165,000
Contract asset	23,363	—
Prepaid expenses and other current assets	8,698	7,728
Total current assets	602,526	591,641
Marketable securities - noncurrent	102,493	140,252
Property and equipment, net	4,108	3,190
Restricted cash - noncurrent	290	225
Operating lease right-of-use asset	8,589	9,417
Total assets	$718,006	$744,725
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,249	$1,615
Accrued expenses and other payables	15,397	23,693
Income taxes payable	—	2,689
Deferred revenue	14,688	18,891
Operating lease liability	2,173	510
Total current liabilities	35,507	47,398
Deferred revenue - noncurrent	5,375	11,676
Operating lease liability - noncurrent	9,106	10,356
Total liabilities	49,988	69,430
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 180,000,000 shares authorized; 62,107,572 and 61,035,139 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	1,054,980	1,015,898
Accumulated other comprehensive loss	(15)	(82)
Accumulated deficit	(386,948)	(340,522)
Total stockholders’ equity	668,018	675,295
Total liabilities and stockholders’ equity	$718,006	$744,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
License and collaboration revenue	$5,546	$4,167	$33,867	$259,120
Operating expenses:
Research and development	37,036	33,520	72,929	67,254
General and administrative	10,551	9,440	22,289	24,350
Total operating expenses	47,587	42,960	95,218	91,604
(Loss) income from operations	(42,041)	(38,793)	(61,351)	167,516
Interest income	7,406	7,404	14,979	11,780
Other income, net	36	97	118	78
(Loss) income before income tax expense (benefit)	(34,599)	(31,292)	(46,254)	179,374
Income tax expense (benefit)	172	(676)	172	2,650
Net (loss) income	$(34,771)	$(30,616)	$(46,426)	$176,724
Net (loss) income per share, basic	$(0.55)	$(0.50)	$(0.73)	$2.89
Net (loss) income per share, diluted	$(0.55)	$(0.50)	$(0.73)	$2.77
Weighted-average shares used to compute net (loss) income per share, basic	63,510,537	61,305,289	63,238,682	61,080,489
Weighted-average shares used to compute net (loss) income per share, diluted	63,510,537	61,305,289	63,238,682	63,909,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net (loss) income	$(34,771)	$(30,616)	$(46,426)	$176,724
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(100)	(20)	67	(144)
Comprehensive (loss) income	$(34,871)	$(30,636)	$(46,359)	$176,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	(Loss) Income	Deficit	Equity
Three months ended June 30, 2025	Shares	Amount
Balance at March 31, 2025	61,928,760	$1	$1,041,143	$85	$(352,177)	$689,052
Issuance of common stock under equity incentive and employee stock purchase plans	178,812	—	2,925	—	—	2,925
Stock-based compensation expense	—	—	10,912	—	—	10,912
Other comprehensive loss	—	—	—	(100)	—	(100)
Net loss	—	—	—	—	(34,771)	(34,771)
Balance at June 30, 2025	62,107,572	$1	$1,054,980	$(15)	$(386,948)	$668,018

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	(Loss) Income	Deficit	Equity
Three months ended June 30, 2024	Shares	Amount
Balance at March 31, 2024	58,600,787	$1	$969,042	$(229)	$(408,370)	$560,444
Issuance of common stock under equity incentive and employee stock purchase plans	161,276	—	2,572	—	—	2,572
Stock-based compensation expense	—	—	8,944	—	—	8,944
Other comprehensive loss	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(30,616)	(30,616)
Balance at June 30, 2024	58,762,063	$1	$980,558	$(249)	$(438,986)	$541,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	(Loss) Income	Deficit	Equity
Six months ended June 30, 2025	Shares	Amount
Balance at December 31, 2024	61,035,139	$1	$1,015,898	$(82)	$(340,522)	$675,295
Issuance of common stock under equity incentive and employee stock purchase plans	1,085,069	—	14,847	—	—	14,847
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(12,636)	—	(479)	—	—	(479)
Stock-based compensation expense	—	—	24,714	—	—	24,714
Other comprehensive income	—	—	—	67	—	67
Net loss	—	—	—	—	(46,426)	(46,426)
Balance at June 30, 2025	62,107,572	$1	$1,054,980	$(15)	$(386,948)	$668,018

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	(Loss) Income	Deficit	Equity
Six months ended June 30, 2024	Shares	Amount
Balance at December 31, 2023	57,708,613	$1	$952,491	$(105)	$(615,710)	$336,677
Issuance of common stock under equity incentive and employee stock purchase plans	989,254	—	10,371	—	—	10,371
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(20,793)	—	(600)	—	—	(600)
Issuance of common stock upon exercise of Pre-Funded Warrants	84,989		—			—
Stock-based compensation expense	—	—	18,296	—	—	18,296
Other comprehensive loss	—	—	—	(144)	—	(144)
Net income	—	—	—	—	176,724	176,724
Balance at June 30, 2024	58,762,063	$1	$980,558	$(249)	$(438,986)	$541,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash Flows from Operating Activities
Net (loss) income	$(46,426)	$176,724
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	24,714	18,296
Non-cash lease expense	1,137	1,235
Depreciation	543	477
Accretion of discount on marketable securities	(4,203)	(3,277)
Net realized loss on sale of marketable securities	5	—
Changes in operating assets and liabilities:
Receivable from collaboration partner	165,000	9,957
Contract asset	(22,287)	—
Prepaid expenses and other assets	(2,045)	(2,925)
Accounts payable	1,612	2,627
Accrued expenses and other payables	(8,378)	(4,229)
Payable to collaboration partner	—	(3)
Income taxes payable	(2,689)	2,650
Deferred revenue	(10,504)	40,880
Operating lease liability	104	(1,219)
Net cash provided by operating activities	96,583	241,193
Cash Flows from Investing Activities
Purchase of marketable securities	(281,194)	(240,627)
Proceeds from maturities of marketable securities	235,957	158,849
Proceeds from sale of marketable securities	7,003	—
Purchases of property and equipment	(1,358)	(270)
Net cash used in investing activities	(39,592)	(82,048)
Cash Flows from Financing Activities
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	14,847	10,371
Tax withholding payments related to net settlement of restricted stock units	(479)	(600)
Net cash provided by financing activities	14,368	9,771
Net increase in cash, cash equivalents and restricted cash	71,359	168,916
Cash, cash equivalents and restricted cash, beginning of period	97,474	186,952
Cash, cash equivalents and restricted cash, end of period	$168,833	$355,868
Supplemental Disclosure of Non-Cash Financing and Investing Information:
Purchases of property and equipment in accounts payable and accrued liabilities	$103	$275
Right-of-use asset obtained in exchange for lease obligation	$—	$10,511
Leasehold improvements obtained under tenant improvement allowance	$—	$516

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.Organization and Description of Business

Protagonist Therapeutics, Inc. (the “Company”) is a discovery through late-stage development biopharmaceutical company focused on peptide therapeutics. The Company’s clinical programs fall into two broad categories of diseases: (i) inflammatory and immunomodulatory (“I&I”) diseases and (ii) hematology and blood disorders. Two novel peptides derived from the Company’s proprietary discovery technology platform, icotrokinra and rusfertide, are currently in advanced Phase 3 clinical development.

Icotrokinra is a first-in-class investigational targeted oral peptide that selectively blocks the Interleukin-23 receptor (“IL-23R”) and is licensed to J&J Innovative Medicines (“JNJ”), formerly Janssen Biotech, Inc. Following icotrokinra’s joint discovery by the Company and JNJ scientists pursuant to their IL-23R collaboration, the Company was primarily responsible for the development of icotrokinra through Phase 1, with JNJ assuming responsibility for development in Phase 2 and beyond. In July 2025, a New Drug Application (“NDA”) was submitted to the U.S. Food and Drug Administration (“FDA”) by JNJ seeking the first approval of icotrokinra for the treatment of adults and pediatric patients 12 years of age or older with moderate-to-severe plaque psoriasis.

Rusfertide, a first-in-class investigational injectable mimetic of the natural hormone hepcidin, is currently in development for treatment of the rare blood disorder polycythemia vera (“PV”). Rusfertide is being co-developed and will be co-commercialized with Takeda Pharmaceuticals, Inc. (“Takeda”), with the Company remaining primarily responsible for clinical development through a potential NDA filing.

The Company also has a number of pre-clinical stage drug discovery programs addressing biologically and commercially validated targets, including IL-17 oral peptide antagonist PN-881, obesity triple agonist peptide PN-477, and oral hepcidin.

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

Liquidity

As of June 30, 2025, the Company had cash, cash equivalents and marketable securities of $673.0 million. The Company has incurred an accumulated deficit from inception through June 30, 2025 of $386.9 million. The Company’s ultimate success depends upon the outcome of its research and development and collaboration activities. The Company may incur additional losses in the future as it continues rusfertide Phase 3 development activities through a potential NDA filing and invests in its pre-clinical discovery programs and may need to raise additional capital to continue to execute its long-range business plan. Since the Company’s initial public offering in August 2016, it has financed its operations primarily through proceeds from offerings of common stock and payments received under license and collaboration agreements.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted and, accordingly, the condensed consolidated balance sheet as of June 30, 2025 has been derived from the Company’s unaudited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s condensed consolidated financial statements. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future period.

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

There has been uncertainty and disruption in the global economy and financial markets due to a number of factors, including but not limited to geopolitical instability, high interest rates, and changes in trade policies, including tariffs or other trade restrictions or the threat of such actions and retaliatory actions. Our business may also be impacted by changes or disruptions at the FDA and other government agencies. The Company has taken into consideration any known impacts to its accounting estimates to date and is not aware of any additional specific events or circumstances that would require any additional updates to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the filing date of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Cash as Reported in Condensed Consolidated Statements of Cash Flows

Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as presented on the condensed consolidated balance sheets.

Cash as reported in the condensed consolidated statements of cash flows consisted of (in thousands):

	June 30,
	2025	2024
Cash and cash equivalents	$168,543	$355,643
Restricted cash - noncurrent	290	225
Total cash reported on condensed consolidated statements of cash flows	$168,833	$355,868

The increase in restricted cash – noncurrent as of June 30, 2025 was due to a $65.0 thousand deposit held as security in connection with the issuance of a bank guarantee in May 2025 to maintain the active status of the Company’s value-added tax registration.

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

PSUs allow the recipients of such awards to earn fully vested shares of the Company’s common stock upon the achievement of pre-established performance objectives. Stock-based compensation expense associated with PSUs is based on the fair value of the Company’s common stock on the grant date, which equals the closing market price of the Company’s common stock on the grant date and is recognized when the performance objective is expected to be achieved. The Company evaluates the probability of achieving the performance criteria on a quarterly basis. The cumulative effect on current and prior periods of a change in the estimated number of PSUs expected to be earned is recognized as compensation expense or as reduction of previously recognized compensation expense in the period of the revised estimate. The Company recognized $1.8 million of stock-based compensation expense related to PSUs for the six months ended June 30, 2025.

The Company recognizes forfeitures of stock-based awards as they occur.

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development	$6,291	$5,097	$14,282	$10,385
General and administrative	4,621	3,847	10,432	7,911
Total stock-based compensation expense	$10,912	$8,944	$24,714	$18,296

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2025, as compared to those disclosed in Note 2. Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Issued Accounting Pronouncements Not Yet Adopted as of June 30, 2025

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

Note 3. License and Collaboration Agreements

JNJ License and Collaboration Agreement

In July 2021, the Company entered into an Amended and Restated License and Collaboration Agreement with JNJ, formerly Janssen Biotech, Inc., which amended and restated the License and Collaboration Agreement, effective July 2017, by and between the Company and JNJ, as amended in May 2019 (together, the “JNJ License and Collaboration Agreement”). The JNJ License and Collaboration Agreement relates to the development, manufacture and commercialization of oral IL-23R antagonist drug candidates and enables JNJ to develop collaboration compounds for multiple indications. Under the JNJ License and Collaboration Agreement, JNJ is required to use commercially reasonable efforts to develop at least one collaboration compound for at least two indications.

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

The Company earned the $165.0 million milestone payment described above during the fourth quarter of 2024. The Company has earned a total of $337.5 million in non-refundable payments from JNJ from inception in 2017 through June 30, 2025.

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

Pursuant to the Takeda Collaboration Agreement, the Company and Takeda are jointly developing and commercializing rusfertide and potentially other specified second-generation injectable hepcidin mimetic compounds (the “Licensed Products”) in the United States (the “Profit-Share Territory”). Takeda is solely and exclusively responsible for the development and commercialization of the Licensed Products in all other countries (the “Takeda Territory”). The Company and Takeda share the costs of the development, manufacture and commercialization activities for the Licensed Products in the Profit-Share Territory, provided that (i) the Company leads, and is solely responsible for its costs associated with, completion of the ongoing Phase 3 VERIFY trial evaluating rusfertide for the treatment of PV; (ii) Takeda leads, and is solely responsible for its costs associated with, U.S. regulatory and pre-commercialization activities related to rusfertide in the Profit-Share Territory; and (iii) Takeda leads commercialization of rusfertide in the Profit-Share Territory, with the Company holding an option to co-detail. Takeda is solely responsible for all costs for the development, manufacture and commercialization of the Licensed Products in the Takeda Territory. The Company granted Takeda a non-transferable, sublicensable and, except for certain specified exceptions, exclusive license to certain intellectual property of the Company to exercise its rights and perform its obligations under the Takeda Collaboration Agreement. In March 2025, the Company and Takeda agreed, pursuant to the provisions of the Takeda Collaboration Agreement, as amended, that Takeda would assume responsibility for leading and implementing the regulatory strategy and associated activities for preparation of the NDA related to rusfertide in PV, which is expected to be submitted to the FDA. The Company remains primarily responsible for clinical development activities through the NDA filing.

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

The Company evaluated the Takeda Collaboration Agreement and concluded that it has elements that are within the scope of ASC Topic 606 and ASC Topic 808. As of the effective date of the Takeda Collaboration Agreement, the Company identified two distinct performance obligations: (i) the rusfertide license delivered upon the effectiveness of the Takeda Collaboration Agreement and (ii) certain development services to be provided prior to the Initial Opt-out Period, including the Company’s responsibilities to complete the Phase 3 VERIFY trial in PV and associated manufacturing services.

The Company determined that the initial transaction price totaled $300.0 million, which was comprised of the upfront payment. The Company initially excluded any future estimated milestones or royalties from this transaction price, all of which were either constrained or subject to the sales-and usage-based royalty exception. As part of the Company’s evaluation of this variable consideration constraint, it determined that the potential payments were contingent upon developmental and regulatory milestones that were uncertain and were highly susceptible to factors outside of its control. The Company allocated $254.1 million of the initial transaction price to the license and $45.9 million to the development services based upon the relative standalone selling price of each performance obligation. The estimate of standalone selling price for the license was determined based on discounted cash flows for the expected development and commercialization of rusfertide and included assumptions for forecasted revenues, development timelines and expenses, discount rates, and probabilities of technical and regulatory success. The estimate of standalone selling price for the development services was determined based on forecasted costs and expenses over the expected development period. For the license of rusfertide, the Company determined that Takeda could benefit from the license at the time the license was granted and therefore, the related performance obligation was satisfied at that point in time.

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

The Company determined that the Takeda Collaboration Agreement met the definition of a collaborative arrangement under ASC Topic 808. Both parties are active participants in directing and carrying out the development of the Licensed Products and both are exposed to the significant risk and rewards related to the commercial success of the Products. If the Company does not exercise an Opt-out Right (“Company Opt-in”), the Company and Takeda would co-detail the Licensed Products in the U.S. and share in the economic results through a profit-sharing structure. The Company determined that development costs subsequent to the Company Opt-in date are within the scope of ASC Topic 808, which does not provide recognition and measurement guidance. As such, the Company determined that Accounting Standards Codification Topic 730, “Research and Development,” was an appropriate analogy based on the cost-sharing provisions of the agreement. The Company concluded that payments to or reimbursements from Takeda related to these services will be accounted for as an increase to or reduction of research and development expense, respectively.

In March 2025, the $25.0 million milestone was deemed probable of achievement due to the Phase 3 VERIFY trial meeting its primary endpoint, was no longer considered constrained and was added to the initial transaction price for a total transaction price of $325.0 million. The additional $25.0 million was then allocated proportionally to each performance obligation under the agreement, resulting in an additional $21.3 million allocated to the license and an additional $3.7 million allocated to the development services under the agreement.

Revenue Recognition

For the three months ended June 30, 2025, the Company recognized license and collaboration revenue of $5.5 million related to the Takeda Collaboration Agreement, including (i) $5.0 million related to the initial transaction price for development services provided by the Company during the period based on the cost-based input method and (ii) $0.5 million related to the proportional recognition of the $25.0 million milestone deemed probable of being achieved due to the Phase 3 VERIFY trial meeting its primary endpoint. For the six months ended June 30, 2025, the Company recognized license and collaboration revenue of $33.9 million related to the Takeda Collaboration Agreement, including (i) $23.4 million related to the proportional recognition of the $25.0 million milestone deemed probable of being achieved due to the Phase 3 VERIFY trial meeting its primary endpoint and (ii) $10.5 million related to the initial transaction price for development services provided by the Company during the period based on the cost-based input method. Revenue recognition for the $25.0 million milestone, which is payable upon completion of the VERIFY clinical study report, was allocated based on the initial standalone selling price of each performance obligation under the agreement in March 2025. As of June 30, 2025, the remaining $1.6 million in revenue related to the $25.0 million milestone will be recognized through the conclusion of the development services performance obligation. The Company recorded a corresponding contract asset of $23.4 million on its condensed consolidated balance sheet as of June 30, 2025.

For the three months ended June 30, 2024, the Company recognized license and collaboration revenue of $4.2 million related to the initial Takeda Collaboration Agreement transaction price for development services provided by the Company during the period based on the cost-based input method. For the six months ended June 30, 2024, the Company recognized license and collaboration revenue of $259.1 million related to the Takeda Collaboration Agreement transaction price, including (i) $254.1 million allocated to the rusfertide license delivered to Takeda upon effectiveness of the agreement in March 2024 and (ii) $5.0 million for development services provided by the Company during the period based on the cost-based input method. The remaining unrecognized transaction price amount of $40.9 million related to the Takeda Collaboration Agreement was recorded as deferred revenue on the Company’s condensed consolidated balance sheet as of June 30, 2024 to be recognized over time based on a measure of the Company’s efforts toward satisfying the performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g. costs incurred compared to total budget).

For the three and six months ended June 30, 2025, the Company recognized $5.0 million and $10.5 million of revenue, respectively, that was included in the deferred revenue liability balance at the beginning of each period. For the three months ended June 30, 2024, the Company recognized $4.2 million of revenue that was included in the deferred revenue liability balance at the beginning of the period. For the six months ended June 30, 2024, the Company did not recognize revenue from any amounts included in the deferred revenue contract liability balance at the beginning of the period. None of the costs to obtain or fulfill the contracts were capitalized.

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

The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$68,043	$—	$—	$68,043
Certificates of deposit	—	25,252	—	25,252
U.S. Treasury and agency securities	—	333,488	—	333,488
Commercial paper	—	98,608	—	98,608
Corporate debt securities	—	140,313	—	140,313
Total financial assets	$68,043	$597,661	$—	$665,704

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$19,563	$—	$—	$19,563
Certificates of deposit	—	15,835	—	15,835
U.S. Treasury and agency securities	—	299,217	—	299,217
Commercial paper	—	110,832	—	110,832
Corporate debt securities	—	102,705	—	102,705
Total financial assets	$19,563	$528,589	$—	$548,152

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

Note 5. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following (in thousands):

	June 30, 2025
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$68,043	$—	$—	$68,043
Certificates of deposit	25,252	3	(3)	25,252
U.S. Treasury and agency securities	333,308	332	(152)	333,488
Commercial paper	98,630	—	(22)	98,608
Corporate debt securities	140,345	23	(55)	140,313
Total cash equivalents and marketable securities	$665,578	$358	$(232)	$665,704
Classified as:
Cash equivalents				$161,289
Marketable securities - current				401,922
Marketable securities - noncurrent				102,493
Total cash equivalents and marketable securities				$665,704

	December 31, 2024
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$19,563	$—	$—	$19,563
Certificates of deposit	15,820	22	(7)	15,835
U.S. Treasury and agency securities	299,211	429	(423)	299,217
Commercial paper	110,815	28	(11)	110,832
Corporate debt securities	102,714	103	(112)	102,705
Total cash equivalents and marketable securities	$548,123	$582	$(553)	$548,152
Classified as:
Cash equivalents				$86,236
Marketable securities - current				321,664
Marketable securities - noncurrent				140,252
Total cash equivalents and marketable securities				$548,152

All of the Company’s marketable securities are classified as available-for-sale. Current marketable securities of $401.9 million and $321.7 million held as of June 30, 2025 and December 31, 2024, respectively, had contractual maturities of less than one year. Noncurrent marketable securities of $102.5 million and $140.3 million held as of June 30, 2025 and December 31, 2024, respectively, had contractual maturities of at least one year but no more than two years. The Company does not intend to sell its securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be at maturity.

During the six months ended June 30, 2025, the Company sold $7.0 million of marketable securities and recognized a net realized loss of $5.0 thousand. There were no realized gains or realized losses on marketable securities for the three months ended June 30, 2025 and three and six months ended June 30, 2024. The Company evaluated securities with unrealized losses to determine whether such losses, if any, were due to credit-related factors and determined that there were no credit-related losses to be recognized as of June 30, 2025 and December 31, 2024.

Note 6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued interest receivable	$4,516	$3,242
Prepaid clinical and research related expenses	1,805	1,830
Prepaid licenses	819	600
Prepaid insurance	582	1,159
Other prepaid expenses	884	649
Other receivable	92	248
Prepaid expenses and other current assets	$8,698	$7,728

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Laboratory equipment	$7,309	$6,354
Furniture and computer equipment	1,455	1,447
Leasehold improvements	2,922	2,424
Total property and equipment	11,686	10,225
Accumulated depreciation	(7,578)	(7,035)
Property and equipment, net	$4,108	$3,190

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued clinical and research related expenses	$9,556	$11,923
Accrued employee related expenses	5,006	11,078
Accrued professional service fees	676	618
Other	159	74
Total accrued expenses and other payables	$15,397	$23,693

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

Pre-Funded Warrants

In August 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”). In a concurrent private placement, the Company issued the Investors warrants to purchase an aggregate of 2,750,000 shares of its common stock (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant was exercisable from August 8, 2018 through August 8, 2023. In August 2023, prior to the expiration of the Warrants, the Company entered into certain agreements with the Investors and their affiliates under which the Company agreed to allow the Warrants to be exercised in exchange for pre-funded warrants representing the same number of Warrant Shares underlying the Warrants with an exercise price of $0.001 per share (the “Pre-Funded Warrants”). Subsequent to the execution of the agreements and prior to the expiration of the Warrants in August 2023, all outstanding Warrants were exercised for gross proceeds of $34.4 million in exchange for 44,748 shares of the Company’s common stock and Pre-Funded Warrants to purchase 2,705,252 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Pre-Funded Warrants) with an exercise price of $0.001 per share. The Pre-Funded Warrants will expire on the day they are exercised in full. The Pre-Funded Warrants are exercisable at any time prior to expiration except that the Pre-Funded Warrants cannot be exercised by the Investors if, after giving effect thereto, the Investors would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. In accordance with ASC Topic 260, “Earnings Per Share”, outstanding Pre-Funded Warrants are included in the computation of basic net (loss) income per share because the exercise price is negligible, and they are fully vested and exercisable after the original issuance date. No Pre-Funded Warrants were exercised during the six months ended June 30, 2025. During the six months ended June 30, 2024, Pre-Funded Warrants to purchase 84,992 shares were net exercised, resulting in the issuance of 84,989 shares of common stock. As of June 30, 2025, Pre-Funded Warrants to purchase 1,500,000 shares of common stock remained outstanding.

Note 8. Income Taxes

The Company recorded income tax expense of $0.2 million for the three and six months ended June 30, 2025, which consisted of adjustments to estimated tax payments. The Company recorded an income tax benefit of $0.7 million and income tax expense of $2.7 million for the three and six months ended June 30, 2024, respectively. The primary difference in income tax expense as compared to the prior year was due to taxable income for the six months ended June 30, 2024 resulting from the recognition of revenue in connection with the Takeda Collaboration Agreement. The tax provision for the three and six months ended June 30, 2024 was determined using an estimated annual effective tax rate, adjusted for discrete items, if any.

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

The following table reconciles the numerator and denominator used to calculate diluted net (loss) income per share of common stock (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income	$(34,771)	$(30,616)	$(46,426)	$176,724
Denominator:
Weighted-average shares of common stock, basic	63,510,537	61,305,289	63,238,682	61,080,489
Dilutive effect of common stock equivalents	—	—	—	2,829,144
Weighted-average shares of common stock, dilutive	63,510,537	61,305,289	63,238,682	63,909,633
Net (loss) income per share of common stock
Basic net (loss) income per share of common stock	$(0.55)	$(0.50)	$(0.73)	$2.89
Diluted net (loss) income per share of common stock	$(0.55)	$(0.50)	$(0.73)	$2.77

Approximately 9.5 million potentially dilutive shares of common stock (consisting of shares subject to outstanding stock options, RSUs, PSUs, and under the ESPP) were excluded from the diluted net loss per share of common stock computation for the three and six months ended June 30, 2025 due to the Company’s net losses for these periods. Approximately 9.9 million potentially dilutive shares of common stock (consisting of shares subject to outstanding stock options, RSUs, PSUs, and under the ESPP) were excluded from the diluted net loss per share of common stock computation for the three months ended June 30, 2024 due to the Company’s net loss for the period. Approximately 3.4 million potentially dilutive shares of common stock (consisting of shares subject to outstanding stock options, RSUs, PSUs, and under the ESPP) were excluded from the diluted net income per share of common stock computation for the six months ended June 30, 2024 because their effect was anti-dilutive.

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

Segment information is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$5,546	$4,167	$33,867	$259,120
Less:
Discovery department expense (1)(2)	(4,952)	(3,832)	(8,698)	(6,492)
Development department expense (1)(2)	(15,504)	(14,655)	(28,409)	(29,426)
General and administrative expenses (1)	(5,890)	(5,051)	(11,425)	(14,975)
Employee wages and benefits - discovery (2)	(2,188)	(1,808)	(4,515)	(3,677)
Employee wages and benefits - development (2)	(4,658)	(5,268)	(10,142)	(11,646)
Employee wages and benefits - general and administrative	(3,483)	(3,402)	(7,315)	(7,092)
Stock-based compensation expense	(10,912)	(8,944)	(24,714)	(18,296)
Other segment items (3)	36	97	118	78
Interest income	7,406	7,404	14,979	11,780
Income tax (expense) benefit	(172)	676	(172)	(2,650)
Segment (loss) profit	$(34,771)	$(30,616)	$(46,426)	$176,724
Reconciliation of (loss) profit
Adjustments and reconciling items	$—	$—	$—	$—
Consolidated net (loss) income	$(34,771)	$(30,616)	$(46,426)	$176,724

(1) Amounts exclude employee wages and benefits, stock-based compensation and expense allocations.

(2) As of April 1, 2025, the information regularly provided to the CODM was changed to reclassify pre-clinical expenses from development expense to discovery expense. Prior period segment information has been recast to reflect this change.

(3) Other segment items include foreign currency related income (expense) and other miscellaneous income (expense).

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

Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, expectations, plans or intentions relating to clinical development, product candidates, the regulatory approval process, products and markets, and business trends and other information referred to under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. These statements are subject to substantial known and unknown risks, uncertainties and other factors that may cause our actual results, outcomes, performance or achievements, or the timing of such results, outcomes, performance or achievements, to be materially different from any results, outcomes, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “assumes,” “believes,” “commitments,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” “will,” “would,” “seeks” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors, including, among other things, the potential for our programs; the timing, initiation, progress and expected results of our clinical trials and research and development programs, including enrollment, data, costs and regulatory submissions; our cash runway; our ability to advance product candidates into, and successfully complete, nonclinical studies and clinical trials; the potential for eventual regulatory approval and commercialization of our product candidates; the commercialization of our product candidates, if approved; our ability and the potential to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved; the pricing, coverage, and reimbursement of our product candidates, if approved; our potential receipt of milestone payments and royalties under our collaboration agreements; future operating results; our ability to generate sales, income or cash flow; our estimates regarding expenses, capital requirements, and needs for additional financing and our ability to obtain additional capital; our ability to retain the continued service of our key executives and to identify, hire, and retain additional qualified professionals; the impact of any future outbreaks of disease, epidemics and pandemics; changes in the U.S. Food and Drug Administration (the “FDA”), and other government agencies; ongoing military conflicts, including between Ukraine and Russia and in the Middle East; rising tensions between China and Taiwan; developments relating to our competitors and our industry, including competing product candidates and therapies; uncertainty and disruption in the global economy and financial markets due to a number of factors, including but not limited to geopolitical instability, high interest rates, and changes in trade policies, including tariffs or other trade restrictions or the threat of such actions and retaliatory actions; and other factors. Forward-looking statements involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those risks, uncertainties and assumptions discussed in Part II, Item 1A, of this Quarterly Report. These statements are based on information available to us as of the date of this Quarterly Report and, while we believe such information provides a reasonable basis for these statements, the information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results or outcomes could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future developments, changes in assumptions or otherwise.

“Protagonist,” the Protagonist logo and other trademarks, service marks and trade names of Protagonist are registered and unregistered marks of Protagonist Therapeutics, Inc. in the United States and other jurisdictions.

Overview

We are a discovery through late-stage development biopharmaceutical company focused on peptide therapeutics. Our clinical programs fall into two broad categories of diseases: (i) inflammatory and immunomodulatory (“I&I”) diseases and (ii) hematology and blood disorders. Two novel peptides derived from our proprietary discovery technology platform, icotrokinra and rusfertide, are currently in advanced Phase 3 clinical development, with one New Drug Application (“NDA”) submitted to the FDA in July 2025 and a second NDA filing expected in the fourth quarter of 2025.

Icotrokinra is a first-in-class investigational targeted oral peptide that selectively blocks the Interleukin-23 receptor (“IL-23R”) and is licensed to J&J Innovative Medicines (“JNJ”), formerly Janssen Biotech, Inc. Following icotrokinra’s joint discovery by us and JNJ scientists pursuant to our IL-23R collaboration, we were primarily responsible for the development of icotrokinra through Phase 1, with JNJ assuming responsibility for development in Phase 2 and beyond. In July 2025, an NDA was submitted by JNJ seeking the first approval of icotrokinra for the treatment of adults and pediatric patients 12 years of age or older with moderate-to-severe plaques psoriasis.

Rusfertide, a first-in-class investigational injectable mimetic of the natural hormone hepcidin, is currently in Phase 3 development for the treatment of the rare blood disorder polycythemia vera (“PV”). Rusfertide is being co-developed and will be co-commercialized with Takeda Pharmaceuticals, Inc. (“Takeda”), with the Company remaining primarily responsible for clinical development activities through a potential NDA filing in the fourth quarter of 2025.

We also have a number of pre-clinical stage drug discovery programs addressing biologically and commercially validated targets, including IL-17 oral peptide antagonist PN-881, obesity triple agonist peptide PN-477, and oral hepcidin.

Our Product Pipeline and Expected Key Milestones

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

ICONIC Program

JNJ’s NDA submission to the FDA in July 2025 included data from four pivotal Phase 3 trials conducted as part of the ICONIC clinical development program, including ICONIC-LEAD (ClinicalTrials.gov identifier NCT06095115), ICONIC-TOTAL (NCT06095102), ICONIC-ADVANCE 1 (NCT06143878) and ICONIC-ADVANCE 2 (NCT06220604). Treatment with icotrokinra met all primary and co-primary endpoints across the development program among adults and pediatric patients 12 years of age and older with moderate-to-severe plaque psoriasis, demonstrating significant skin clearance and a favorable safety profile in a once-daily pill. Results from the ICONIC-ADVANCE 1 & 2 trials show icotrokinra achieved co-primary endpoints and showed superiority to deucravacitinib in moderate-to-severe plaque psoriasis. Across all studies, pooled safety data showed a similar proportion of patients experienced adverse events between icotrokinra (49.1%) and placebo (51.9%) groups, with no new safety signals identified to date.

Data submitted to the FDA as part of the NDA included:

●	Results from the Phase 3 ICONIC-LEAD trial, presented as a late-breaking abstract at the 2025 American Academy of Dermatology Annual Meeting in March 2025, showed that icotrokinra successfully met the co-primary endpoints of Investigator's Global Assessment (“IGA”) score of 0/1 (clear or almost clear skin) and Psoriasis Area and Severity Index (“PASI”) 90 (90% improvement in skin lesions as measured by PASI) compared to placebo at Week 16.
●	A subgroup analysis of ICONIC-LEAD, presented at the 2025 World Congress of Pediatric Dermatology in April 2025, which demonstrated that pediatric patients treated with once daily icotrokinra achieved higher rates of clear or almost clear skin at Week 16 compared to patients receiving placebo, with no new safety signals identified.
●	Data from the Phase 3 ICONIC-TOTAL trial, presented at the 2025 Society for Investigative Dermatology (“SID”) Annual Meeting in May 2025, which highlighted the potential of icotrokinra as a treatment for patients with difficult-to-treat scalp and genital psoriasis.
●	Results from the Phase 3 ICONIC-ADVANCE 1 & ICONIC-ADVANCE 2 trials that further reinforced the overall efficacy profile of icotrokinra, which met co-primary endpoints of IGA 0/1 and PASI 90 versus placebo at Week 16. Icotrokinra also met all key secondary endpoints at Weeks 16 and 24 that measured superiority to deucravacitinib in patients with moderate-to-severe plaque psoriasis. Comprehensive results are being prepared for presentation at a future medical meeting.
●	Long-term data from the ICONIC development program, including at least 52 weeks of treatment for ICONIC-LEAD and ICONIC-TOTAL, and the results from a randomized withdrawal analysis evaluating the durability of response, are being prepared for presentation at a future medical meeting.

Ongoing Phase 3 clinical trials in the ICONIC program include the following:

●	ICONIC-PsA1 (NCT06807424) – A 540-patient randomized, controlled Phase 3 trial to evaluate the efficacy and safety of icotrokinra compared with placebo in biologic-naive patients with active psoriatic arthritis;

●	ICONIC-PsA2 (NCT06807424) – A 750-patient randomized, controlled Phase 3 trial to evaluate the efficacy and safety of icotrokinra compared with placebo in biologic-experienced patients with active psoriatic arthritis; and
●	ICONIC-ASCEND (NCT06934226) – A 675-patient randomized, controlled Phase 3 trial to evaluate the effectiveness of icotrokinra in patients with moderate-to-severe plaque psoriasis compared to placebo and ustekinumab, an injectable biologic. ICONIC-ASCEND is the first-ever head-to-head study seeking to demonstrate the superiority of an oral pill compared to an injectable biologic, representing an important step forward in psoriasis research.

ANTHEM-UC

In March 2025, we announced positive topline results from the ANTHEM-UC (NCT06049017) trial, a 252-patient randomized, controlled Phase 2b trial of icotrokinra in adults with moderately-to-severely active ulcerative colitis. The trial, conducted by JNJ, met its primary endpoint of clinical response in all icotrokinra dose groups evaluated. Additionally, the trial demonstrated clinically meaningful differences versus placebo in key secondary endpoints of clinical remission, symptomatic remission and endoscopic improvement at Week 12.

Key findings from the ANTHEM-UC trial are summarized below:

●	All three doses of once-daily icotrokinra met the primary endpoint of clinical response at Week 12.
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

We earned the $165.0 million milestone payment described above during the fourth quarter of 2024. We have earned a total of $337.5 million in non-refundable payments from JNJ from inception in 2017 through June 30, 2025.

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

We also remain eligible to receive upward tiering royalties on net product sales at percentages ranging from 6% to 10%, with 10% applicable for net sales over $4.0 billion. See Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

PN-881

In the fourth quarter of 2024, we announced the selection of PN-881, a potential best-in-class oral peptide IL-17 antagonist, as a development candidate for the treatment of immune-mediated skin diseases. PN-881 targets three IL-17 dimers (IL-17 AA, AF and FF), which may offer potential treatment options for plaque psoriasis, psoriatic arthritis, hidradenitis suppurativa and spondyloarthritis. Pre-clinical data for PN-881 was presented at the SID Annual Meeting in May 2025. Investigational New Drug (“IND”), or foreign equivalent, enabling studies are ongoing, and we expect to initiate a PN-881 Phase 1 study in the fourth quarter of 2025.

Results of the PN-881 Phase 1 study are expected to inform the design and dosing in a subsequent dose-ranging psoriasis trial. Rapid expansion into other IL-17 mediated diseases is expected based on results observed in psoriasis studies. We believe an IL-17 antagonist peptide like PN-881 may offer an attractive therapeutic option as an oral targeted therapy for patients, with broad opportunity for multiple indications in addition to psoriasis.

Rusfertide

Rusfertide is currently in Phase 3 development for the treatment of PV. VERIFY (NCT05210790) is a global double-blind, placebo-controlled Phase 3 clinical trial of rusfertide in PV with 293 patients enrolled. The trial evaluates the efficacy, symptom burden and safety of once-weekly, subcutaneously self-administered rusfertide in patients with uncontrolled hematocrit who are phlebotomy dependent despite standard of care treatment. The trial enrolled patients across North and South America, Europe, Asia and Australia.

In March 2025, we announced positive top-line data for the trial’s 32-week primary efficacy endpoint, potentially leading to an NDA filing in the fourth quarter of 2025. In June 2025, an abstract titled “Results From VERIFY, a Phase 3, Double-Blind, Placebo (PBO)-Controlled Study of Rusfertide for Treatment of Polycythemia Vera” was presented at the Plenary Session at the 2025 American Society of Clinical Oncology Annual Meeting.

The VERIFY study met its primary endpoint, which was the proportion of patients achieving a clinical response, defined as the absence of phlebotomy eligibility during study Weeks 20-32. Study results demonstrated 76.9% of patients treated with rusfertide plus the current standard of care achieved a clinical response, compared to 32.9% in the placebo plus the current standard of care group (p<0.0001). The response observed in the rusfertide arm was consistent across subgroups, regardless of risk status or type of concurrent cytoreductive therapy.

In addition, all key secondary endpoints met statistical significance in favor of the rusfertide arm compared to the placebo arm in the VERIFY study, as follows:

●	The mean number of phlebotomies was 0.5 phlebotomies per patient for those treated with rusfertide plus the current standard of care compared to 1.8 phlebotomies per patient for those treated with placebo plus the current standard of care during Weeks 0-32 (p<0.0001). Only 27% of patients treated with rusfertide plus the current standard of care required phlebotomy between Weeks 0-32, compared to 78% of patients who received placebo plus the current standard of care. The mean number of phlebotomies during Weeks 0-32 in the rusfertide arm was reduced across subgroups, including risk status and use of concurrent cytoreductive therapy, versus the placebo arm.
●	62.6% of patients treated with rusfertide plus the current standard of care maintained hematocrit levels below 45% versus 14.4% of patients treated with placebo plus the current standard of care (p<0.0001).
●	Rusfertide also showed statistically significant improvements in mean change from baseline to Week 32 in PROMIS Fatigue SF-8, a questionnaire that measures patient-reported fatigue symptoms and their impact on daily life (p<0.03), and the Myeloproliferative Neoplasm-Symptom Assessment Form TSS-7, a questionnaire used to evaluate the severity of symptoms in patients with myeloproliferative neoplasm (p<0.03). Rusfertide is the first investigational therapy to prospectively demonstrate a statistically significant improvement in these patient-reported outcomes of fatigue and symptom burden in patients with PV.

Rusfertide was generally well tolerated. The majority of adverse events were low grade and non-serious, and no serious adverse events considered related to rusfertide were reported. There was no evidence of increased risk of cancer in patients treated with rusfertide plus the current standard of care compared to patients treated with placebo plus the current standard of care at the time of the primary analysis. Cancer events were reported in one patient in the rusfertide arm (0.7%) and in seven patients in the placebo arm (4.8%). The most common treatment-emergent adverse events were localized injection site reactions (55.9%), anemia (15.9%) and fatigue (15.2%).

THRIVE (NCT06033586), our Phase 2 long-term open-label extension trial for REVIVE Phase 2 trial patients on years three through five of treatment, remains ongoing.

Takeda Collaboration Agreement

In January 2024, we entered into a worldwide license and collaboration agreement for rusfertide with Takeda (the “Takeda Collaboration Agreement”). In March 2025, we and Takeda agreed, pursuant to the provisions of the Takeda Collaboration Agreement, as amended, that Takeda would assume responsibility for leading and implementing the regulatory strategy and associated activities for the preparation of an NDA related to rusfertide in PV, which is expected to be submitted to the FDA in the fourth quarter of 2025. We are primarily responsible for the clinical development of rusfertide through a potential NDA filing. Under the terms of the agreement, we received a one-time, non-refundable upfront payment of $300.0 million in April 2024, and the achievement of a $25.0 million milestone was deemed probable in March 2025 following positive topline results from the Phase 3 VERIFY trial of rusfertide in PV. We are eligible to receive additional worldwide development, regulatory and commercial milestone payments for rusfertide of up to $305.0 million.

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

PN-477

In June 2025, we announced the selection of PN-477, a potential best-in-class glucagon-like peptide-1 (“GLP-1”), glucose-dependent insulinotropic peptide (“GIP”) and glucagon (“GCG”) receptor triple agonist peptide with oral and subcutaneous routes of administration, as a development candidate for the treatment of obesity. The triple agonist PN-477 is designed to offer an optimal combination of total body weight loss, improved gastrointestinal tolerability and fat to lean mass ratio, with the dosing convenience of a once-daily oral agent and the added optionality of a once-weekly subcutaneous administration.

PN-477 has completed extensive pre-clinical evaluation, including oral and metabolic stability, potency, pharmacokinetics and pharmacodynamics studies, and has demonstrated effects in preclinical models of obesity and glycemic control. PN-477 has shown potent in vitro activity in activating the GLP-1, GIP, and GCG receptors. PN-477 also demonstrated robust preclinical proof-of-concept in various animal studies, including the diet induced obesity preclinical mouse model, normal dogs, and cynomolgus monkeys. Overall, we believe PN-477 has the right balance of potency, oral and in-vivo stability, and pharmacokinetic properties to enable parallel development both as a once-daily oral and once-weekly injectable treatment options. IND-enabling studies of PN-477 are underway and the initiation of Phase 1 clinical studies is anticipated in the second quarter of 2026.

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

Tax Legislation

On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act, which includes comprehensive U.S. corporate tax legislation, was enacted. The legislation includes the extension and modification of provisions originally introduced under the Tax Cuts and Jobs Act of 2017 and the introduction of new provisions. Key provisions include the restoration of bonus depreciation allowances, changes to the limitations on deductibility of business interest expense, and the reintroduction of immediate expensing of U.S. research and development costs. The impact of the tax law changes on current and deferred taxes is reported in continuing operations in the interim period that includes the enactment date. The Company is currently evaluating the potential impact, if any, of the new legislation on its consolidated financial statements.

Risks and Uncertainties

We describe the respective risks, uncertainties and assumptions that could affect our business, financial condition or results of operations in Part II, Item 1A. “Risk Factors” herein.

Operations

We have incurred cumulative net losses from inception through June 30, 2025 of $386.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research and development expenses, and other expenses related to our ongoing operations, product development, pre-clinical discovery programs and pre-commercialization activities. As a result, we may incur losses in the future as we continue the development of, and seek regulatory approval for, our product candidates.

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

There have been no material changes to our critical accounting policies during the six months ended June 30, 2025, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for the year ended December 31, 2024 filed with the SEC on February 21, 2025.

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

We expect our research and development expenses to increase in the near term as compared to the prior year period as we continue to focus our resources toward (i) preparing for regulatory filings and commercialization for our rusfertide program and (ii) advancing our pre-clinical and drug discovery research programs, including progressing our recently nominated product development candidates PN-881 and PN-447 through IND-enabling studies, or foreign equivalents. The process of conducting research, identifying potential product candidates, conducting pre-clinical studies and clinical trials necessary to obtain regulatory approval and commencing pre-commercialization activities is costly and time intensive. We may never succeed in achieving marketing approval for our product candidates regardless of our costs and efforts. The probability of success of our product candidates may be affected by numerous factors, including pre-clinical data, clinical data, competition, manufacturing capability, our cost of goods to be sold, our ability to receive, and the timing of, regulatory approvals, market conditions, and our ability to successfully commercialize our products if they are approved for marketing. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will be able to generate revenue from the commercialization and sale of any of our product candidates. Our research and development programs are subject to change from time to time as we evaluate our priorities and available resources.

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

Other Income, Net

Other income, net consists primarily of amounts related to foreign exchange gains and losses, realized gains and losses on sale of marketable securities and related items.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

	Three Months Ended
	June 30,		Dollar	%
	2025	2024	Change	Change

	(Dollars in thousands)
License and collaboration revenue	$5,546	$4,167	$1,379	33
Operating expenses:
Research and development (1)	37,036	33,520	3,516	10
General and administrative (2)	10,551	9,440	1,111	12
Total operating expenses	47,587	42,960	4,627	11
Loss from operations	(42,041)	(38,793)	(3,248)	8
Interest income	7,406	7,404	2	*
Other income, net	36	97	(61)	(63)
Loss before income tax expense (benefit)	(34,599)	(31,292)	(3,307)	11
Income tax expense (benefit)	172	(676)	848	(125)
Net loss	$(34,771)	$(30,616)	$(4,155)	14

*Percentage not meaningful.

(1)	Includes $6.3 million and $5.1 million of non-cash stock-based compensation expense for the three months ended June 30, 2025 and 2024, respectively.
(2)	Includes $4.6 million and $3.8 million of non-cash stock-based compensation expense for the three months ended June 30, 2025 and 2024, respectively.

License and Collaboration Revenue

License and collaboration revenue for the three months ended June 30, 2025 of $5.5 million related to the Takeda Collaboration Agreement was comprised of (i) $5.0 million related to the initial transaction price for development services provided by us during the period based on the cost-based input method and (ii) $0.5 million related to the proportional recognition of the $25.0 million milestone deemed probable of being achieved due to the Phase 3 VERIFY trial meeting its primary endpoint.

License and collaboration revenue for the three months ended June 30, 2024 of $4.2 million related to the Takeda Collaboration Agreement was comprised of $4.2 million allocated to development services provided by us during the period based on the cost-based input method.

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

Research and Development Expenses

	Three Months Ended
	June 30,		Dollar	%
	2025	2024	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide	$22,875	$23,862	$(987)	(4)
Clinical and development expense — other	38	27	11	41
Pre-clinical and drug discovery research expense	14,123	9,631	4,492	47
Total research and development expenses	$37,036	$33,520	$3,516	10

Research and development expenses increased $3.5 million, or 10%, from $33.5 million for the three months ended June 30, 2024 to $37.0 million for the three months ended June 30, 2025. The increase was primarily due to an increase of $4.5 million in pre-clinical and drug discovery research program expenses, including costs related to recently nominated development candidates PN-881, our IL-17 oral peptide antagonist, and PN-477, our obesity triple agonist peptide, partially offset by a decrease of $1.0 million in rusfertide expenses related to our Phase 3 VERIFY trial.

We had 100 and 97 full-time equivalent research and development employees as of June 30, 2025 and 2024, respectively. Research and development personnel-related expenses for the three months ended June 30, 2025 increased by $0.9 million as compared to the three months ended June 30, 2024 and included an increase of $1.2 million in stock-based compensation expense, partially offset by a decrease of $0.3 million in personnel-related expenses.

General and Administrative Expenses

General and administrative expenses increased $1.1 million, or 12%, from $9.4 million for the three months ended June 30, 2024 to $10.5 million for the three months ended June 30, 2025. This increase was primarily due to an increase in personnel-related expenses, including stock-based compensation expense.

We had 30 and 28 full-time equivalent general and administrative employees as of June 30, 2025 and 2024, respectively.

Income Tax Expense (Benefit)

Income tax expense was $0.2 million and income tax benefit was $0.7 million for the three months ended June 30, 2025 and 2024, respectively. Income tax expense for the three months ended June 30, 2025 consisted of adjustments to estimated taxes paid during the period. Income tax benefit for the three months ended June 30, 2024 was a result of our net loss position for the period. The effective tax rate was 0% and 2.16% for the three months ended June 30, 2025 and 2024, respectively.

Comparison of the Six Months Ended June 30, 2025 and 2024

	Six Months Ended
	June 30,		Dollar	%
	2025	2024	Change	Change

	(Dollars in thousands)
Revenue:
License and collaboration revenue	$33,867	$259,120	$(225,253)	(87)
Operating expenses:
Research and development (1)	72,929	67,254	5,675	8
General and administrative (2)	22,289	24,350	(2,061)	(8)
Total operating expenses	95,218	91,604	3,614	4
(Loss) income from operations	(61,351)	167,516	(228,867)	(137)
Interest income	14,979	11,780	3,199	27
Other income, net	118	78	40	51
(Loss) income before income tax expense	(46,254)	179,374	(225,628)	(126)
Income tax expense	172	2,650	(2,478)	(94)
Net (loss) income	$(46,426)	$176,724	$(223,150)	(126)
(1)	Includes $14.3 million and $10.4 million of non-cash stock-based compensation expense for the six months ended June 30, 2025 and 2024, respectively.
(2)	Includes $10.4 million and $7.9 million of non-cash stock-based compensation expense for the six months ended June 30, 2025 and 2024, respectively.

License and Collaboration Revenue

License and collaboration revenue for the six months ended June 30, 2025 of $33.9 million related to the Takeda Collaboration Agreement was comprised of (i) $23.4 million related to the proportional recognition of the $25.0 million milestone deemed probable of being achieved due to the Phase 3 VERIFY trial of rusfertide in PV meeting its primary endpoint and (ii) $10.5 million related to the initial transaction price for development services provided by us during the period based on the cost-based input method.

License and collaboration revenue for the six months ended June 30, 2024 of $259.1 million included (i) $254.1 million of the $300.0 million upfront cash payment allocated to the delivery of the rusfertide license to Takeda upon effectiveness of the Takeda Collaboration Agreement in March 2024, and (ii) $5.0 million allocated to development services provided by us during the period based on the cost-based input method. The remaining $40.9 million was recorded as deferred revenue to be recognized over time as we satisfy our performance obligation to complete the ongoing Phase 3 VERIFY trial.

Our revenue for the year ended December 31, 2024 was significantly higher than in prior years due to the partial recognition of an upfront payment of $300.0 million upon execution of the Takeda Collaboration Agreement and the achievement of a $165.0 million milestone pursuant to the terms of the amended JNJ License and Collaboration Agreement. Our revenue for the year ended December 31, 2025 is expected to be comprised of (i) the proportionate recognition of the $30.6 million recorded in deferred revenue as of December 31, 2024 and (ii) the recognition of additional milestones achieved during the year, which are expected to be substantially lower than in 2024. Accordingly, revenue in 2025 is expected to reduce significantly, which will also impact our net income.

Research and Development Expenses

	Six Months Ended
	June 30,		Dollar	%
	2025	2024	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide	$44,275	$48,375	$(4,100)	(8)
Clinical and development expense — other	154	177	(23)	(13)
Pre-clinical and drug discovery research expense	28,500	18,702	9,798	52
Total research and development expenses	$72,929	$67,254	$5,675	8

Research and development expenses increased $5.7 million, or 8%, from $67.3 million for the six months ended June 30, 2024 to $72.9 million for the six months ended June 30, 2025. The increase was primarily due to an increase of $9.8 million in pre-clinical and drug discovery research program expenses, including costs related to our recently nominated development candidates PN-881, our IL-17 oral peptide antagonist, and PN-477, our obesity triple agonist peptide, partially offset by a decrease of $4.1 million in rusfertide expenses related to our Phase 3 VERIFY trial.

We had 100 and 97 full-time equivalent research and development employees as of June 30, 2025 and 2024, respectively. Research and development personnel-related expenses for the six months ended June 30, 2025 increased by $3.2 million as compared to the six months ended June 30, 2024, primarily driven by an increase in stock-based compensation expense related to annual refresher awards granted in January 2025 and recognition of expense related to performance stock units (“PSUs”).

General and Administrative Expenses

General and administrative expenses decreased $2.1 million, or 8%, from $24.4 million for the six months ended June 30, 2024 to $22.3 million for the six months ended June 30, 2025. This decrease was primarily due to $4.6 million in one-time advisory and legal fees incurred during the six months ended June 30, 2024 related to the Takeda Collaboration Agreement, partially offset by a $2.5 million increase in stock-based compensation expense related to annual refresher awards granted in January 2025 and recognition of expense related to PSUs.

We had 30 and 28 full-time equivalent general and administrative employees as of June 30, 2025 and 2024, respectively.

Interest Income

Interest income increased by $3.2 million, or 27%, from $11.8 million for the six months ended June 30, 2024 to $15.0 million for the six months ended June 30, 2025. This increase was primarily due to higher invested balances, including milestone payments received from our collaboration partners.

Income Tax Expense

Income tax expense was $0.2 million and $2.7 million for the six months ended June 30, 2025 and 2024, respectively. Income tax expense for the six months ended June 30, 2025 consisted of adjustments to estimated taxes paid during the period. Income tax expense for the six months ended June 30, 2024 was a result of taxable income from the recognition of revenue in connection with the Takeda Collaboration Agreement. The effective tax rate was 0% and 1.48% for the six months ended June 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

Sources of Liquidity

We had $673.0 million and $559.2 million in cash, cash equivalents and marketable securities as of June 30, 2025 and December 31, 2024, respectively. Historically, we have funded our operations primarily from net proceeds from the sale of shares of our common stock and the receipt of payments under collaboration agreements.

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

We earned the $165.0 million milestone payment described above during the fourth quarter of 2024, which we received in January 2025. We have received a total of $337.5 million in non-refundable payments from JNJ from the inception of the JNJ License and Collaboration Agreement in 2017 through June 30, 2025. We have also received payments for services provided under the collaboration agreement, and we have made in-kind payment reimbursements to JNJ for certain costs they have incurred pursuant to the cost sharing terms of the agreement. Pursuant to the JNJ License and Collaboration Agreement, we may be eligible to receive clinical development, regulatory and sales milestones, if and when achieved.

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

Capital Requirements

As of June 30, 2025, we had $673.0 million in cash, cash equivalents and marketable securities and an accumulated deficit of $386.9 million. Our capital expenditures were $1.4 million for both the six months ended June 30, 2025 and the year ended December 31, 2024. Our primary uses of cash are to fund our operating expenses, including our research and development expenditures and general and administrative costs. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months from the date of this Quarterly Report based on current operating plans and financial forecasts.

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

Such additional funding may come from various sources, including raising additional capital, seeking access to debt, and seeking additional collaborative or other arrangements with partners, but such funding may not be available on terms acceptable to us, if at all. We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, high interest rates, and changes in trade policies, including tariffs or other restrictions or the threat of such actions and retaliatory actions, among other factors. A future recession or market correction, including those due to significant geopolitical or macroeconomic events, could materially affect our business and our access to credit and financial markets.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2025	2024

Condensed Consolidated Statements of Cash Flows Data:	(Dollars in thousands)
Cash provided by operating activities	$96,583	$241,193
Cash used in investing activities	$(39,592)	$(82,048)
Cash provided by financing activities	$14,368	$9,771
Stock-based compensation	$24,714	$18,296
Change in deferred revenue	$(10,504)	$40,880

Cash Provided by Operating Activities

Cash provided by operating activities for the six months ended June 30, 2025 was $96.6 million and consisted primarily of a net change of $120.8 million in operating assets and liabilities and $24.7 million of stock-based compensation expense, partially offset by a net loss of $46.4 million during the period. The change in net operating assets and liabilities was driven primarily by a $165.0 million milestone payment received under the JNJ License and Collaboration Agreement, partially offset by the recognition of a $22.3 million contract asset related to the Takeda Collaboration Agreement, a $10.5 million change in deferred revenue, a $8.4 million change in accrued expenses and other payables and a $2.7 million change in income taxes payable. The $144.6 million decrease in cash provided by operating activities during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to the receipt of a $300.0 million upfront payment upon the effectiveness of the Takeda Collaboration Agreement in 2024, partially offset by the receipt of a $165.0 million milestone payment in 2025.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2025 was $39.6 million and consisted primarily of purchases of marketable securities of $281.2 million and purchases of property and equipment of $1.4 million, partially offset by proceeds from maturities and sales of marketable securities of $243.0 million. The $42.5 million decrease in cash used in investing activities for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily related to investments made with a portion of the proceeds from the $300.0 million upfront payment received from Takeda in April 2024. Purchases of property and equipment were primarily related to laboratory equipment and furniture and fixtures.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2025 was $14.4 million and consisted of net cash proceeds of $14.8 million from the issuance of common stock upon exercises of stock options and purchases of stock under our employee stock purchase plan (“ESPP”), partially offset by $0.5 million in tax withholding payments related to the net settlement of restricted stock units. The $4.6 million increase in cash provided by financing activities for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to a $4.5 million increase in proceeds from the issuance of common stock upon exercise of options and purchases of common stock under the ESPP.

Contractual Obligations and Other Commitments

During the six months ended June 30, 2025, there were no material changes to our material cash requirements, including commitments for capital expenditures, described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 21, 2025.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our interest-earning investments and inflation risk affecting labor costs and clinical trial costs.

Interest Rate Fluctuation Risk

We had $673.0 million and $559.2 million in cash, cash equivalents and marketable securities at June 30, 2025 and December 31, 2024, respectively. Our cash and cash equivalents consist of cash, money market funds, commercial paper and government bonds. Marketable securities consist of certificates of deposit, corporate bonds, commercial paper and government bonds. A portion of our investments may be subject to interest rate risk and could decline in value if market interest rates increase. Based on our interest rate sensitivity analysis, an immediate 100 basis point increase in interest rates would increase our annual interest income by approximately $3.7 million, while an immediate 100 basis point decrease in interest rates would decrease our annual interest income by approximately $3.7 million.

Approximately $1.9 million and $0.6 million of our cash balance was located in Australia at June 30, 2025 and December 31, 2024, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of our expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on the results of our operations.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our costs, such as the cost of labor and research and development contract costs. We do not believe inflation has had a material adverse effect on the results of our operations during the six months ended June 30, 2025.

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

ITEM 1A.RISK FACTORS

Our business, results of operations and financial conditions are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. Except as set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, there have been no material changes from the risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchases of Shares or of Company Equity Securities

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

(c)	Trading Plans

During the fiscal quarter ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case as defined in Item 408(a) of Regulation S-K).

ITEM 6.EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-37852	3.1	8/16/2016
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37852	3.1	6/26/2024
3.3	Amended and Restated Bylaws	S-1/A	333-212476	3.2b	8/1/2016
31.1+	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

PROTAGONIST THERAPEUTICS, INC.

Date: August 6, 2025	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Asif Ali
Asif Ali
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)