Form 10-Q
period 2025-09-30
Protagonist Therapeutics, Inc
filed 2025-11-06
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 29, 2025, there were 62,515,666 shares of the registrant’s Common Stock, par value $0.00001 per share, outstanding.

PROTAGONIST THERAPEUTICS, INC.

FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$113,713	$97,249
Marketable securities	462,404	321,664
Receivable from collaboration partner	583	165,000
Prepaid expenses and other current assets	9,724	7,728
Total current assets	586,424	591,641
Marketable securities - noncurrent	102,703	140,252
Property and equipment, net	4,100	3,190
Restricted cash - noncurrent	287	225
Operating lease right-of-use asset	8,174	9,417
Total assets	$701,688	$744,725
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,646	$1,615
Accrued expenses and other payables	22,868	23,693
Income taxes payable	—	2,689
Deferred revenue	14,200	18,891
Operating lease liability	2,228	510
Total current liabilities	44,942	47,398
Deferred revenue - noncurrent	2,788	11,676
Operating lease liability - noncurrent	8,521	10,356
Total liabilities	56,251	69,430
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 180,000,000 shares authorized; 62,447,102 and 61,035,139 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	1,071,198	1,015,898
Accumulated other comprehensive income (loss)	525	(82)
Accumulated deficit	(426,287)	(340,522)
Total stockholders’ equity	645,437	675,295
Total liabilities and stockholders’ equity	$701,688	$744,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
License and collaboration revenue	$4,712	$4,675	$38,579	$263,795
Operating expenses:
Research and development	40,003	35,970	112,932	103,224
General and administrative	11,130	10,158	33,419	34,508
Total operating expenses	51,133	46,128	146,351	137,732
(Loss) income from operations	(46,421)	(41,453)	(107,772)	126,063
Interest income	7,049	7,682	22,028	19,462
Other income, net	33	141	151	219
(Loss) income before income tax benefit (expense)	(39,339)	(33,630)	(85,593)	145,744
Income tax benefit (expense)	—	420	(172)	(2,230)
Net (loss) income	$(39,339)	$(33,210)	$(85,765)	$143,514
Net (loss) income per share, basic	$(0.62)	$(0.54)	$(1.35)	$2.34
Net (loss) income per share, diluted	$(0.62)	$(0.54)	$(1.35)	$2.22
Weighted-average shares used to compute net (loss) income per share, basic	63,772,332	61,767,934	63,418,522	61,311,310
Weighted-average shares used to compute net (loss) income per share, diluted	63,772,332	61,767,934	63,418,522	64,611,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net (loss) income	$(39,339)	$(33,210)	$(85,765)	$143,514
Other comprehensive (loss) income:
Unrealized gain on marketable securities	540	1,585	607	1,441
Comprehensive (loss) income	$(38,799)	$(31,625)	$(85,158)	$144,955

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	(Loss) Income	Deficit	Equity
Three months ended September 30, 2025	Shares	Amount
Balance at June 30, 2025	62,107,572	$1	$1,054,980	$(15)	$(386,948)	$668,018
Issuance of common stock under equity incentive and employee stock purchase plans	339,530	—	5,659	—	—	5,659
Stock-based compensation expense	—	—	10,559	—	—	10,559
Other comprehensive income	—	—	—	540	—	540
Net loss	—	—	—	—	(39,339)	(39,339)
Balance at September 30, 2025	62,447,102	$1	$1,071,198	$525	$(426,287)	$645,437

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	(Loss) Income	Deficit	Equity
Three months ended September 30, 2024	Shares	Amount
Balance at June 30, 2024	58,762,063	$1	$980,558	$(249)	$(438,986)	$541,324
Issuance of common stock under equity incentive and employee stock purchase plans	759,840	—	12,051	—	—	12,051
Stock-based compensation expense	—	—	10,165	—	—	10,165
Other comprehensive income	—	—	—	1,585	—	1,585
Net loss	—	—	—	—	(33,210)	(33,210)
Balance at September 30, 2024	59,521,903	$1	$1,002,774	$1,336	$(472,196)	$531,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	(Loss) Income	Deficit	Equity
Nine months ended September 30, 2025	Shares	Amount
Balance at December 31, 2024	61,035,139	$1	$1,015,898	$(82)	$(340,522)	$675,295
Issuance of common stock under equity incentive and employee stock purchase plans	1,424,599	—	20,506	—	—	20,506
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(12,636)	—	(479)	—	—	(479)
Stock-based compensation expense	—	—	35,273	—	—	35,273
Other comprehensive income	—	—	—	607	—	607
Net loss	—	—	—	—	(85,765)	(85,765)
Balance at September 30, 2025	62,447,102	$1	$1,071,198	$525	$(426,287)	$645,437

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	(Loss) Income	Deficit	Equity
Nine months ended September 30, 2024	Shares	Amount
Balance at December 31, 2023	57,708,613	$1	$952,491	$(105)	$(615,710)	$336,677
Issuance of common stock under equity incentive and employee stock purchase plans	1,749,094	—	22,422	—	—	22,422
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(20,793)	—	(600)	—	—	(600)
Issuance of common stock upon exercise of Pre-Funded Warrants	84,989	—	—	—	—	—
Stock-based compensation expense	—	—	28,461	—	—	28,461
Other comprehensive income	—	—	—	1,441	—	1,441
Net income	—	—	—	—	143,514	143,514
Balance at September 30, 2024	59,521,903	$1	$1,002,774	$1,336	$(472,196)	$531,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities
Net (loss) income	$(85,765)	$143,514
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	35,273	28,461
Non-cash lease expense	1,243	1,651
Depreciation	904	708
Accretion of discount on marketable securities	(5,887)	(6,115)
Net realized loss on sale of marketable securities	4	—
Changes in operating assets and liabilities:
Receivable from collaboration partner	164,417	10,000
Prepaid expenses and other assets	(1,995)	(4,088)
Accounts payable	4,030	2,272
Accrued expenses and other payables	(833)	1,061
Payable to collaboration partner	—	(3)
Income taxes payable	(2,689)	1,049
Deferred revenue	(13,579)	36,205
Operating lease liability	(477)	(1,385)
Net cash provided by operating activities	94,646	213,330
Cash Flows from Investing Activities
Purchase of marketable securities	(442,311)	(507,293)
Proceeds from maturities of marketable securities	338,607	217,580
Proceeds from sale of marketable securities	7,003	—
Purchases of property and equipment	(1,446)	(1,045)
Net cash used in investing activities	(98,147)	(290,758)
Cash Flows from Financing Activities
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	20,506	22,422
Tax withholding payments related to net settlement of restricted stock units	(479)	(600)
Net cash provided by financing activities	20,027	21,822
Net increase (decrease) in cash, cash equivalents and restricted cash	16,526	(55,606)
Cash, cash equivalents and restricted cash, beginning of period	97,474	186,952
Cash, cash equivalents and restricted cash, end of period	$114,000	$131,346
Supplemental Disclosure of Non-Cash Financing and Investing Information:
Leasehold improvements obtained under tenant improvement allowance	$360	$613
Purchases of property and equipment in accounts payable and accrued liabilities	$8	$325
Right-of-use asset obtained in exchange for lease obligation	$—	$10,511

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.Organization and Description of Business

Protagonist Therapeutics, Inc. (the “Company”) is a discovery through late-stage development biopharmaceutical company focused on peptide therapeutics. The Company’s clinical programs fall into two broad categories of diseases: (i) inflammatory and immunomodulatory diseases and (ii) hematology and blood disorders. Two novel peptides derived from the Company’s proprietary discovery technology platform, icotrokinra and rusfertide, are currently in advanced Phase 3 clinical development.

Icotrokinra is a first-in-class investigational targeted oral peptide that selectively blocks the Interleukin-23 receptor (“IL-23R”) and is licensed to Janssen Biotech, Inc, a Johnson & Johnson company (“JNJ”). Following icotrokinra’s joint discovery by the Company and JNJ scientists pursuant to their IL-23R collaboration, the Company was primarily responsible for the development of icotrokinra through Phase 1, with JNJ assuming responsibility for development in Phase 2 and beyond. In July 2025, a New Drug Application (“NDA”) was submitted to the U.S. Food and Drug Administration (“FDA”) by JNJ seeking the first approval of icotrokinra for the treatment of adults and pediatric patients 12 years of age or older with moderate-to-severe plaque psoriasis. In September 2025, JNJ submitted a Marketing Authorisation Application to the European Medicines Agency for first approval of icotrokinra in adults and pediatric patients 12 years of age or older with moderate-to-severe plaque psoriasis.

Rusfertide, a first-in-class investigational injectable mimetic of the natural hormone hepcidin, is currently in development for the treatment of the rare blood disorder polycythemia vera (“PV”). Rusfertide is being co-developed and will be co-commercialized with Takeda Pharmaceuticals, Inc. (“Takeda”), with the Company remaining primarily responsible for clinical development through a potential NDA filing. In August 2025, rusfertide was granted Breakthrough Therapy designation by the FDA for the treatment of erythrocytosis in patients with PV.

The Company also has a number of drug discovery and development programs addressing biologically and commercially validated targets, including IL-17 oral peptide antagonist PN-881, obesity triple agonist peptide PN-477, and oral hepcidin.

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

Liquidity

As of September 30, 2025, the Company had cash, cash equivalents and marketable securities of $678.8 million. The Company has incurred an accumulated deficit of $426.3 million from inception through September 30, 2025. The Company’s ultimate success depends upon the outcome of its research and development and collaboration activities. The Company may incur additional losses in the future as it continues rusfertide Phase 3 development activities through a potential NDA filing and invests in its pre-clinical discovery programs and may need to raise additional capital to continue to execute its long-range business plan. Since the Company’s initial public offering in August 2016, it has financed its operations primarily through proceeds from offerings of common stock and payments received under license and collaboration agreements.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted and, accordingly, the condensed consolidated balance sheet as of September 30, 2025 has been derived from the Company’s unaudited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s condensed consolidated financial statements. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future period.

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

Cash as reported in the condensed consolidated statements of cash flows consisted of (in thousands):

	September 30,
	2025	2024
Cash and cash equivalents	$113,713	$131,121
Restricted cash - noncurrent	287	225
Total cash reported on condensed consolidated statements of cash flows	$114,000	$131,346

The increase in restricted cash – noncurrent as of September 30, 2025 was due to a $62.0 thousand deposit held as security in connection with the issuance of a bank guarantee in May 2025 to maintain the active status of the Company’s value-added tax registration.

Stock-Based Compensation Expense

The Company has granted stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”).

Stock-based compensation expense associated with stock options is based on the estimated grant date fair value using the Black-Scholes valuation model, which requires the use of assumptions related to expected stock price volatility, option term, risk-free interest rate and dividend yield. The Company recognizes compensation expense over the vesting period of the awards that are ultimately expected to vest.

Stock-based compensation expense associated with RSUs is based on the fair value of the Company’s common stock on the grant date, which equals the closing market price of the Company’s common stock on the grant date. For RSUs, the Company recognizes compensation expense over the vesting period of the awards that are ultimately expected to vest.

PSUs allow the recipients of such awards to earn fully vested shares of the Company’s common stock upon the achievement of pre-established performance objectives. Stock-based compensation expense associated with PSUs is based on the fair value of the Company’s common stock on the grant date, which equals the closing market price of the Company’s common stock on the grant date and is recognized when the performance objective is expected to be achieved. The Company evaluates the probability of achieving the performance criteria on a quarterly basis. The cumulative effect on current and prior periods of a change in the estimated number of PSUs expected to be earned is recognized as compensation expense or as reduction of previously recognized compensation expense in the period of the revised estimate. For the nine months ended September 30, 2025, the Company recognized $1.8 million of stock-based compensation expense related to 75,500 PSUs that vested during the third quarter of 2025.

The Company recognizes forfeitures of stock-based awards as they occur.

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development	$6,019	$5,212	$20,301	$15,597
General and administrative	4,540	4,953	14,972	12,864
Total stock-based compensation expense	$10,559	$10,165	$35,273	$28,461

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2025, as compared to those disclosed in Note 2. Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Issued Accounting Pronouncements Not Yet Adopted as of September 30, 2025

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

The Company earned the $165.0 million milestone payment described above during the fourth quarter of 2024. The Company has earned a total of $337.5 million in non-refundable payments from JNJ from inception in 2017 through September 30, 2025.

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

The Company received a one-time, non-refundable upfront payment of $300.0 million in April 2024. In March 2025, a $25.0 million milestone was deemed probable of achievement following positive topline results from the Phase 3 VERIFY trial of rusfertide in PV, and payment was received in September 2025. In addition, the Company is eligible to receive additional worldwide development, regulatory and commercial milestone payments for rusfertide of up to $305.0 million, and tiered royalties from 10% to 17% on net sales of the Licensed Products in the Takeda Territory. The

Company and Takeda will also share equally in profits and losses (50% to the Company and 50% to Takeda) for Licensed Products in the Profit-Share Territory. Takeda will book sales of the Licensed Products globally.

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

The Company determined that the Takeda Collaboration Agreement met the definition of a collaborative arrangement under ASC Topic 808. Both parties are active participants in directing and carrying out the development of the Licensed Products and both are exposed to significant risks and rewards related to the commercial success of the Products. If the Company does not exercise an Opt-out Right (“Company Opt-in”), the Company and Takeda would co-detail the Licensed Products in the U.S. and share in the economic results through a profit-sharing structure. The Company determined that development costs subsequent to the Company Opt-in date are within the scope of ASC Topic 808, which does not provide recognition and measurement guidance. As such, the Company determined that Accounting Standards Codification Topic 730, “Research and Development,” was an appropriate analogy based on the cost-sharing provisions of the agreement. The Company concluded that payments to or reimbursements from Takeda related to these services will be accounted for as an increase to or reduction of research and development expenses, respectively.

The Company may from time to time arrange to provide goods or services from vendors to Takeda in order to facilitate Takeda’s rusfertide development efforts. As there is no performance obligation to provide these goods or services and the Company is acting as an agent, these amounts are recorded as receivable from collaboration partner and payable to vendor until reimbursement is received.

In March 2025, the $25.0 million milestone was deemed probable of achievement due to the Phase 3 VERIFY trial meeting its primary endpoint, was no longer considered constrained and was added to the initial transaction price for a total transaction price of $325.0 million. The additional $25.0 million was then allocated proportionally to each performance obligation under the agreement, resulting in an additional $21.3 million allocated to the license and an additional $3.7 million allocated to the development services under the agreement. In September 2025, the Company received the $25.0 million milestone payment upon completion of the VERIFY clinical study report.

Revenue Recognition

For the three months ended September 30, 2025, the Company recognized license and collaboration revenue of $4.7 million related to the Takeda Collaboration Agreement for development services provided by the Company during the period based on the cost-based input method. For the nine months ended September 30, 2025, the Company recognized license and collaboration revenue of $38.6 million related to the Takeda Collaboration Agreement, including (i) $21.3 million representing a portion of the $25.0 million milestone payment that was allocated to the rusfertide license delivery performance obligation under the agreement and (ii) $17.3 million for development services provided by the Company during the period based on the cost-based input method. As of September 30, 2025, the remaining $17.0 million in deferred revenue will be recognized through the conclusion of the development services performance obligation.

For the three months ended September 30, 2024, the Company recognized license and collaboration revenue of $4.7 million related to the initial Takeda Collaboration Agreement transaction price for development services provided by the Company during the period based on the cost-based input method. For the nine months ended September 30, 2024, the Company recognized license and collaboration revenue of $263.8 million related to the Takeda Collaboration Agreement transaction price, including (i) $254.1 million allocated to the rusfertide license delivered to Takeda upon effectiveness of the agreement in March 2024 and (ii) $9.7 million for development services provided by the Company during the period based on the cost-based input method. The remaining unrecognized transaction price amount of $36.2 million related to the Takeda Collaboration Agreement was recorded as deferred revenue on the Company’s condensed consolidated balance sheet as of September 30, 2024 to be recognized over time based on the cost-based input method.

For the three and nine months ended September 30, 2025, the Company recognized $4.7 million and $14.9 million of revenue, respectively, that was included in the deferred revenue liability balance at the beginning of each period. For the three months ended September 30, 2024, the Company recognized $4.7 million of revenue that was included in the deferred revenue liability balance at the beginning of the period. For the nine months ended September 30, 2024, the Company did not recognize revenue from any amounts included in the deferred revenue contract liability balance at the beginning of the period. None of the costs to obtain or fulfill the contracts were capitalized.

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

The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$41,552	$—	$—	$41,552
Certificates of deposit	—	17,912	—	17,912
U.S. Treasury and agency securities	—	378,914	—	378,914
Commercial paper	—	77,108	—	77,108
Corporate debt securities	—	145,695	—	145,695
Total financial assets	$41,552	$619,629	$—	$661,181

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$19,563	$—	$—	$19,563
Certificates of deposit	—	15,835	—	15,835
U.S. Treasury and agency securities	—	299,217	—	299,217
Commercial paper	—	110,832	—	110,832
Corporate debt securities	—	102,705	—	102,705
Total financial assets	$19,563	$528,589	$—	$548,152

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

Note 5. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following (in thousands):

	September 30, 2025
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$41,552	$—	$—	$41,552
Certificates of deposit	17,906	6	—	17,912
U.S. Treasury and agency securities	378,360	598	(44)	378,914
Commercial paper	77,116	2	(10)	77,108
Corporate debt securities	145,581	119	(5)	145,695
Total cash equivalents and marketable securities	$660,515	$725	$(59)	$661,181
Classified as:
Cash equivalents				$96,074
Marketable securities - current				462,404
Marketable securities - noncurrent				102,703
Total cash equivalents and marketable securities				$661,181

	December 31, 2024
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$19,563	$—	$—	$19,563
Certificates of deposit	15,820	22	(7)	15,835
U.S. Treasury and agency securities	299,211	429	(423)	299,217
Commercial paper	110,815	28	(11)	110,832
Corporate debt securities	102,714	103	(112)	102,705
Total cash equivalents and marketable securities	$548,123	$582	$(553)	$548,152
Classified as:
Cash equivalents				$86,236
Marketable securities - current				321,664
Marketable securities - noncurrent				140,252
Total cash equivalents and marketable securities				$548,152

All of the Company’s marketable securities are classified as available-for-sale. Current marketable securities of $462.4 million and $321.7 million held as of September 30, 2025 and December 31, 2024, respectively, had contractual maturities of less than one year. Noncurrent marketable securities of $102.7 million and $140.3 million held as of September 30, 2025 and December 31, 2024, respectively, had contractual maturities of at least one year but no more than two years. The Company does not intend to sell its securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be at maturity.

During the nine months ended September 30, 2025, the Company sold $7.0 million of marketable securities and recognized a net realized loss of $4.0 thousand. There were no material realized gains or realized losses on marketable securities for the three months ended September 30, 2025 and the three and nine months ended September 30, 2024. The Company evaluated securities with unrealized losses to determine whether such losses, if any, were due to credit-related factors and determined that there were no credit-related losses to be recognized as of September 30, 2025 and December 31, 2024.

Note 6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued interest receivable	$4,551	$3,242
Prepaid clinical and research related expenses	3,552	1,830
Prepaid licenses	514	600
Prepaid insurance	174	1,159
Other prepaid expenses	742	649
Other receivable	191	248
Prepaid expenses and other current assets	$9,724	$7,728

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Laboratory equipment	$7,646	$6,354
Furniture and computer equipment	1,481	1,447
Leasehold improvements	2,912	2,424
Total property and equipment	12,039	10,225
Accumulated depreciation	(7,939)	(7,035)
Property and equipment, net	$4,100	$3,190

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued clinical and research related expenses	$13,503	$11,923
Accrued employee related expenses	7,529	11,078
Accrued professional service fees	1,646	618
Other	190	74
Total accrued expenses and other payables	$22,868	$23,693

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

Pre-Funded Warrants

In August 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”). In a concurrent private placement, the Company issued the Investors warrants to purchase an aggregate of 2,750,000 shares of its common stock (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant was exercisable from August 8, 2018 through August 8, 2023. In August 2023, prior to the expiration of the Warrants, the Company entered into certain agreements with the Investors and their affiliates under which the Company agreed to allow the Warrants to be exercised in exchange for pre-funded warrants representing the same number of Warrant Shares underlying the Warrants with an exercise price of $0.001 per share (the “Pre-Funded Warrants”). Subsequent to the execution of the agreements and prior to the expiration of the Warrants in August 2023, all outstanding Warrants were exercised for gross proceeds of $34.4 million in exchange for 44,748 shares of the Company’s common stock and Pre-Funded Warrants to purchase 2,705,252 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Pre-Funded Warrants) with an exercise price of $0.001 per share. The Pre-Funded Warrants will expire on the day they are exercised in full. The Pre-Funded Warrants are exercisable at any time prior to expiration except that the Pre-Funded Warrants cannot be exercised by the Investors if, after giving effect thereto, the Investors would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. In accordance with ASC Topic 260, “Earnings Per Share”, outstanding Pre-Funded Warrants are included in the computation of basic net (loss) income per share because the exercise price is negligible, and they are fully vested and exercisable after the original issuance date. No Pre-Funded Warrants were exercised during the three and nine months ended September 30, 2025. During the nine months ended September 30, 2024, Pre-Funded Warrants to purchase 84,992 shares were net exercised, resulting in the issuance of 84,989 shares of common stock. As of September 30, 2025, Pre-Funded Warrants to purchase 1,500,000 shares of common stock remained outstanding.

Note 8. Income Taxes

No income tax expense was recorded by the Company for the three months ended September 30, 2025. The Company recorded income tax expense of $0.2 million for the nine months ended September 30, 2025, which consisted of adjustments to estimated tax payments. The Company recorded an income tax benefit of $0.4 million and income tax expense of $2.2 million for the three and nine months ended September 30, 2024, respectively. The primary difference in income tax expense as compared to the prior year was due to taxable income for the nine months ended September 30, 2024 resulting from the recognition of revenue in connection with the Takeda Collaboration Agreement. The tax provision for the three and nine months ended September 30, 2024 was determined using an estimated annual effective tax rate, adjusted for discrete items, if any.

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

The following table reconciles the numerator and denominator used to calculate diluted net (loss) income per share of common stock (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income	$(39,339)	$(33,210)	$(85,765)	$143,514
Denominator:
Weighted-average shares of common stock, basic	63,772,332	61,767,934	63,418,522	61,311,310
Dilutive effect of common stock equivalents	—	—	—	3,300,631
Weighted-average shares of common stock, dilutive	63,772,332	61,767,934	63,418,522	64,611,941
Net (loss) income per share of common stock
Basic net (loss) income per share of common stock	$(0.62)	$(0.54)	$(1.35)	$2.34
Diluted net (loss) income per share of common stock	$(0.62)	$(0.54)	$(1.35)	$2.22

Approximately 9.1 million potentially dilutive shares of common stock (consisting of shares subject to outstanding stock options, RSUs, PSUs, and under the ESPP) were excluded from the diluted net loss per share of common stock computation for the three and nine months ended September 30, 2025 due to the Company’s net losses for these periods. Approximately 9.2 million potentially dilutive shares of common stock (consisting of shares subject to outstanding stock options, RSUs, PSUs, and under the ESPP) were excluded from the diluted net loss per share of common stock computation for the three months ended September 30, 2024 due to the Company’s net loss for the period. Approximately 3.2 million potentially dilutive shares of common stock (consisting of shares subject to outstanding stock options, RSUs, PSUs, and under the ESPP) were excluded from the diluted net income per share of common stock computation for the nine months ended September 30, 2024 because their effect was anti-dilutive.

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

Segment information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$4,712	$4,675	$38,579	$263,795
Less:
Discovery department expense (1)(2)	(4,014)	(4,266)	(12,712)	(10,759)
Development department expense (1)(2)	(18,893)	(16,419)	(47,302)	(45,845)
General and administrative expenses (1)	(6,077)	(4,824)	(17,502)	(19,798)
Employee wages and benefits - discovery (2)	(2,434)	(1,794)	(6,949)	(5,471)
Employee wages and benefits - development (2)	(5,264)	(5,280)	(15,406)	(16,926)
Employee wages and benefits - general and administrative	(3,892)	(3,380)	(11,207)	(10,472)
Stock-based compensation expense	(10,559)	(10,165)	(35,273)	(28,461)
Other segment items (3)	33	141	151	219
Interest income	7,049	7,682	22,028	19,462
Income tax benefit (expense)	—	420	(172)	(2,230)
Segment (loss) profit	$(39,339)	$(33,210)	$(85,765)	$143,514
Reconciliation of (loss) profit
Adjustments and reconciling items	$—	$—	$—	$—
Consolidated net (loss) income	$(39,339)	$(33,210)	$(85,765)	$143,514

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

Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, expectations, plans or intentions relating to clinical development, product candidates, the regulatory approval process, products and markets, and business trends and other information referred to under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. These statements are subject to substantial known and unknown risks, uncertainties and other factors that may cause our actual results, outcomes, performance or achievements, or the timing of such results, outcomes, performance or achievements, to be materially different from any results, outcomes, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “assumes,” “believes,” “commitments,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” “will,” “would,” “seeks” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors, including, among other things, the potential for our programs; the timing, initiation, progress and expected results of our clinical trials and research and development programs, including enrollment, data, costs and regulatory submissions; our cash runway; our ability to advance product candidates into, and successfully complete, nonclinical studies and clinical trials; the potential for eventual regulatory approval and commercialization of our product candidates; the commercialization of our product candidates, if approved; our ability and the potential to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved; the pricing, coverage, and reimbursement of our product candidates, if approved; our potential receipt of milestone payments and royalties under our collaboration agreements; future operating results; our ability to generate sales, income or cash flow; our estimates regarding expenses, capital requirements, and needs for additional financing and our ability to obtain additional capital; our ability to retain the continued service of our key executives and to identify, hire, and retain additional qualified professionals; the impact of any future outbreaks of disease, epidemics and pandemics; changes in the U.S. Food and Drug Administration (the “FDA”), and other government agencies; ongoing military conflicts, including between Ukraine and Russia and in the Middle East; rising tensions between China and Taiwan; developments relating to our competitors and our industry, including competing product candidates and therapies; uncertainty and disruption in the global economy and financial markets due to a number of factors, including but not limited to geopolitical instability, high interest rates, and changes in trade policies, including tariffs or other trade restrictions or the threat of such actions and retaliatory actions; a prolonged shutdown of the U.S. federal government; and other factors. Forward-looking statements involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those risks, uncertainties and assumptions discussed in Part II, Item 1A, of this Quarterly Report. These statements are based on information available to us as of the date of this Quarterly Report and, while we believe such information provides a reasonable basis for these statements, the information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results or outcomes could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future developments, changes in assumptions or otherwise.

“Protagonist,” the Protagonist logo and other trademarks, service marks and trade names of Protagonist are registered and unregistered marks of Protagonist Therapeutics, Inc. in the United States and other jurisdictions.

Overview

We are a discovery through late-stage development biopharmaceutical company focused on peptide therapeutics. Our clinical programs fall into two broad categories of diseases: (i) inflammatory and immunomodulatory (“I&I”) diseases and (ii) hematology and blood disorders. Two novel peptides derived from our proprietary discovery technology platform, icotrokinra and rusfertide, are currently in advanced Phase 3 clinical development with one New Drug Application (“NDA”) submitted to the FDA in July 2025 and a second NDA filing expected by the end of 2025.

Icotrokinra is a first-in-class investigational targeted oral peptide that selectively blocks the Interleukin-23 receptor (“IL-23R”) and is licensed to Janssen Biotech, Inc., a Johnson & Johnson company (“JNJ”), Following icotrokinra’s joint discovery by us and JNJ scientists pursuant to our IL-23R collaboration, we were primarily responsible for the development of icotrokinra through Phase 1, with JNJ assuming responsibility for development in Phase 2 and beyond. In July 2025, an NDA was submitted by JNJ seeking the first approval of icotrokinra for the treatment of adults and pediatric patients 12 years of age or older with moderate-to-severe plaque psoriasis. In September 2025, JNJ submitted a Marketing Authorisation Application (“MAA”) to the European Medicines Agency (“EMA”) for first approval of icotrokinra in adults and pediatric patients 12 years of age or older with moderate-to-severe plaque psoriasis.

Rusfertide, a first-in-class investigational injectable mimetic of the natural hormone hepcidin, is currently in Phase 3 development for the treatment of the rare blood disorder polycythemia vera (“PV”). Rusfertide is being co-developed and will be co-commercialized with Takeda Pharmaceuticals, Inc. (“Takeda”), with the Company remaining primarily responsible for clinical development activities through a potential NDA filing by the end of 2025. In August 2025, rusfertide was granted Breakthrough Therapy designation by the FDA for the treatment of erythrocytosis in patients with PV.

We also have a number of drug discovery and development programs addressing biologically and commercially validated targets, including IL-17 oral peptide antagonist PN-881, obesity triple agonist peptide PN-477, and oral hepcidin. In October 2025, the first human subject was dosed in our Phase 1 PN-881 clinical trial.

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

ICONIC Program

JNJ’s NDA submission to the FDA and MAA submission to the EMA in the third quarter of 2025 included data from four pivotal Phase 3 trials conducted as part of the ICONIC clinical development program, including ICONIC-LEAD (ClinicalTrials.gov identifier NCT06095115), ICONIC-TOTAL (NCT06095102), ICONIC-ADVANCE 1 (NCT06143878) and ICONIC-ADVANCE 2 (NCT06220604). Treatment with icotrokinra met all primary and co-primary endpoints across the development program among adults and pediatric patients 12 years of age and older with moderate-to-severe plaque psoriasis, demonstrating significant skin clearance and a favorable safety profile in a once-daily pill. Results from the ICONIC-ADVANCE 1 & 2 trials show icotrokinra achieved co-primary endpoints and showed superiority to deucravacitinib in moderate-to-severe plaque psoriasis. Across all studies, pooled safety data showed a similar proportion of patients experienced adverse events between icotrokinra (49.1%) and placebo (51.9%) groups, with no new safety signals identified to date.

Data submitted to the FDA as part of the NDA included:

●	Results from the Phase 3 ICONIC-LEAD trial, presented as a late-breaking abstract at the 2025 American Academy of Dermatology Annual Meeting in March 2025, showed that icotrokinra successfully met the co-primary endpoints of Investigator's Global Assessment (“IGA”) score of 0/1 (clear or almost clear skin) and Psoriasis Area and Severity Index (“PASI”) 90 (90% improvement in skin lesions as measured by PASI) compared to placebo at Week 16.

●	A subgroup analysis of ICONIC-LEAD, presented at the 2025 World Congress of Pediatric Dermatology in April 2025, which demonstrated that pediatric patients treated with once daily icotrokinra achieved higher rates of clear or almost clear skin at Week 16 compared to patients receiving placebo, with no new safety signals identified.
●	Data from the Phase 3 ICONIC-TOTAL trial, presented at the 2025 Society for Investigative Dermatology (“SID”) Annual Meeting in May 2025, which highlighted the potential of icotrokinra as a treatment for patients with difficult-to-treat scalp and genital psoriasis.
●	Results from the Phase 3 ICONIC-ADVANCE 1 and ICONIC-ADVANCE 2 trials that further reinforced the overall efficacy profile of icotrokinra, which met co-primary endpoints of IGA 0/1 and PASI 90 versus placebo at Week 16. Icotrokinra also met all key secondary endpoints at Weeks 16 and 24 that measured superiority to deucravacitinib in patients with moderate-to-severe plaque psoriasis. Comprehensive results are being prepared for presentation at a future medical meeting.

In September 2025, new data from the ICONIC-ADVANCE 1 and 2 trials was presented at the 2025 European Academy of Dermatology and Venereology (“EADV”) Congress. Additionally, new long-term 52-week data from the ICONIC-LEAD trial was presented as a late-breaking abstract at EADV. In October 2025, new long-term 52-week data from the ICONIC-TOTAL trial was presented at the 2025 Fall Clinical Dermatology Conference. The data show icotrokinra demonstrated high and durable rates of site-specific psoriasis clearance affecting high-impact and difficult-to-treat areas of the body. In November 2025, publications of ICONIC-LEAD data through Week 24 and ICONIC-TOTAL data through Week 16 were published in the New England Journal of Medicine and the NEJM Evidence, respectively.

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

At Week 12, patients treated with 400 mg of icotrokinra once daily achieved a clinical response rate of 63.5% versus 27% for placebo (p<0.001), while patients treated with 200 mg and 100 mg of icotrokinra once daily achieved 58.1% and 54.7% response rates, respectively. Across multiple secondary endpoints, in the 400 mg icotrokinra group, significantly greater proportions of patients achieved clinical remission, symptomatic remission, and endoscopic improvement at Week 12 compared to placebo. Both the 200 mg and 100 mg once-daily dosing groups also showed meaningful improvements in these secondary endpoints relative to placebo. All icotrokinra doses demonstrated higher rates of symptomatic remission compared to placebo as early as Week 4.

Based on results from the ANTHEM-UC trial, the following clinical trials have been initiated:

●	ICONIC-UC (NCT07196748) – An 882-patient randomized, controlled, open-label Phase 3 trial in adolescents to evaluate the efficacy and safety of induction and maintenance therapy with icotrokinra in moderately-to-severely active UC; and
●	ICONIC-CD (NCT07196722) – A 1,092-patient randomized, controlled Phase 2b/3 trial to evaluate the efficacy and safety of icotrokinra in moderately-to-severely active Crohn’s disease.

In October 2025, Week 28 results from the ANTHEM-UC trial were announced at United European Gastroenterology Week (“UEGW”) 2025. Icotrokinra demonstrated clinically meaningful outcomes at Week 28 with 31.7% of patients achieving clinical remission and 38.1% showing endoscopic improvement versus placebo. In addition, Week 12 results from the ANTHEM-UC trial were also announced at UEGW 2025.

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

We earned the $165.0 million milestone payment described above during the fourth quarter of 2024. We have earned a total of $337.5 million in non-refundable payments from JNJ from inception in 2017 through September 30, 2025. We are eligible to receive up to $630.0 million in future development and sales milestone payments, inclusive of the following potential upcoming milestones:

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

PN-881

In the fourth quarter of 2024, we announced the selection of PN-881, a potential best-in-class oral peptide IL-17 antagonist, as a development candidate for the treatment of immune-mediated skin diseases. PN-881 targets three IL-17 dimers (IL-17 AA, AF and FF), which may offer potential treatment options for plaque psoriasis, psoriatic arthritis, hidradenitis suppurativa and spondyloarthritis. Pre-clinical data for PN-881 was presented at the SID Annual Meeting in May 2025 and the EADV Annual Congress in September 2025.

In October 2025, the first human subject was dosed in our Phase 1 trial (NCT07153146) of PN-881 evaluating its safety, tolerability, pharmacokinetics and pharmacodynamics in healthy adults. Results of the PN-881 Phase 1 study are expected to inform the design and dosing in a subsequent dose-ranging psoriasis trial. Rapid expansion into other IL-17 mediated diseases is expected based on results observed in psoriasis studies.

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

In March 2025, we announced positive top-line data for the trial’s 32-week primary efficacy endpoint, potentially leading to an NDA filing by the end of 2025. In June 2025, an abstract titled “Results From VERIFY, a Phase 3, Double-Blind, Placebo (PBO)-Controlled Study of Rusfertide for Treatment of Polycythemia Vera” was presented at the Plenary Session at the 2025 American Society of Clinical Oncology Annual Meeting.

The VERIFY study met its primary endpoint, which was the proportion of patients achieving a clinical response, defined as the absence of phlebotomy eligibility during study Weeks 20-32. Study results demonstrated that 76.9% of patients treated with rusfertide plus the current standard of care achieved a clinical response, compared to 32.9% in the placebo plus the current standard of care group (p<0.0001). The response observed in the rusfertide arm was consistent across subgroups, regardless of risk status or type of concurrent cytoreductive therapy.

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

In August 2025, the FDA granted Breakthrough Therapy designation to rusfertide for the treatment of erythrocytosis in patients with PV. Rusfertide had previously received Orphan Drug and Fast Track designations from the FDA in 2020. Breakthrough Therapy designation is a process designed to expedite the development and review of drugs that are intended to treat serious conditions where preliminary clinical evidence indicates potential for substantial improvement over existing therapies.

Clinical data on rusfertide in PV, including data from the VERIFY trial, are the focus of four presentations planned at the 67th Annual American Society of Hematology (“ASH”) Annual Meeting in December 2025. This includes an oral presentation of the durability of response and safety results through Week 52 from the VERIFY trial.

Takeda Collaboration Agreement

In January 2024, we entered into a worldwide license and collaboration agreement for rusfertide with Takeda (the “Takeda Collaboration Agreement”). In March 2025, we and Takeda agreed, pursuant to the provisions of the Takeda Collaboration Agreement, as amended, that Takeda would assume responsibility for leading and implementing the regulatory strategy and associated activities for the preparation of an NDA related to rusfertide in PV, which is expected to be submitted to the FDA by the end of 2025. We are primarily responsible for the clinical development of rusfertide through a potential NDA filing. Under the terms of the agreement, we received a one-time, non-refundable upfront payment of $300.0 million in April 2024 and a $25.0 million milestone payment in September 2025 upon completion of the VERIFY clinical study report. We are eligible to receive additional worldwide development, regulatory and commercial milestone payments for rusfertide of up to $305.0 million.

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

PN-477 has completed extensive pre-clinical evaluation, including oral and metabolic stability, potency, pharmacokinetics and pharmacodynamics studies, and has demonstrated effects in preclinical models of obesity and glycemic control. PN-477 has shown potent in vitro activity in activating the GLP-1, GIP, and GCG receptors. PN-477 also demonstrated robust preclinical proof-of-concept in various animal studies, including the diet induced obesity preclinical mouse model, normal dogs, and cynomolgus monkeys. Overall, we believe PN-477 has the right balance of potency, oral and in-vivo stability, and pharmacokinetic properties to enable parallel development both as a once-daily oral and once-weekly injectable treatment options. IND-enabling studies of PN-477 are underway and the initiation of Phase 1 clinical studies in PN-477(subcutaneous) and PN-477(oral) are anticipated by mid-2026 and in the second half of 2026, respectively.

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

We have a pre-clinical stage program to identify an orally administered hepcidin mimetic or ferroportin inhibitor, which we believe to be complementary to the injectable rusfertide for offering the best treatment options for PV and other potential erythropoietic and iron imbalance disorders, and we expect to nominate a development candidate by the end of 2025.

Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act, which includes comprehensive U.S. corporate tax legislation, was enacted. The legislation includes the extension and modification of provisions originally introduced under the Tax Cuts and Jobs Act of 2017 and the introduction of new provisions. Key provisions include the restoration of bonus depreciation allowances, changes to the limitations on deductibility of business interest expense, and the reintroduction of immediate expensing of U.S. research and development costs. The impact of tax law changes on current and deferred taxes is reported in continuing operations in the interim period that includes the enactment date. We are currently evaluating the potential impact, if any, of the new legislation on our consolidated financial statements.

Risks and Uncertainties

We describe the respective risks, uncertainties and assumptions that could affect our business, financial condition or results of operations in Part II, Item 1A. “Risk Factors” herein.

Operations

We have incurred cumulative net losses from inception through September 30, 2025 of $426.3 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research and development expenses, and other expenses related to our ongoing operations, product development, pre-clinical discovery programs and pre-commercialization activities. As a result, we may incur losses in the future as we continue the development of, and seek regulatory approval for, our product candidates.

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

There have been no material changes to our critical accounting policies during the nine months ended September 30, 2025, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for the year ended December 31, 2024 filed with the SEC on February 21, 2025.

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

We recognize the amounts related to our Australian research and development refundable tax offset that are not subject to refund provisions as a reduction in research and development expenses. The research and development tax offsets are recognized when there is reasonable assurance that the offset will be received, the relevant expenditure has been incurred, and the amount of consideration can be reliably measured. We evaluate our eligibility under the tax offset program as of each balance sheet date and make accruals and related adjustments based on the most current and relevant data available. We may alternatively be eligible for a nonrefundable tax offset.

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

We expect our research and development expenses to increase in the near term as compared to the prior year period as we continue to focus our resources toward (i) preparing for regulatory filings and commercialization for our rusfertide program and (ii) advancing our pre-clinical and drug discovery research programs, including progressing our recently nominated product development candidates PN-881 and PN-477 through IND-enabling studies, or foreign equivalents. The process of conducting research, identifying potential product candidates, conducting pre-clinical studies and clinical trials necessary to obtain regulatory approval and commencing pre-commercialization activities is costly and time intensive. We may never succeed in achieving marketing approval for our product candidates regardless of our costs and efforts. The probability of success of our product candidates may be affected by numerous factors, including pre-clinical data, clinical data, competition, manufacturing capability, our cost of goods to be sold, our ability to receive, and the timing of, regulatory approvals, market conditions, and our ability to successfully commercialize our products if they are approved for marketing. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will be able to generate revenue from the commercialization and sale of any of our product candidates. Our research and development programs are subject to change from time to time as we evaluate our priorities and available resources.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated costs and other expenses for outside professional services, including legal, human resources, audit and accounting services, and pre-commercialization expenses, including selling and marketing costs. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated costs consist of expenses for rent and maintenance of facilities, information technology, depreciation and amortization expenses and other administrative supplies. We expect to continue to incur expenses to support our continued operations as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of the national securities exchange on which our securities are traded, insurance expenses, investor relations expenses, audit fees, professional services and general overhead and administrative costs.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

	Three Months Ended
	September 30,		Dollar	%
	2025	2024	Change	Change

	(Dollars in thousands)
License and collaboration revenue	$4,712	$4,675	$37	1
Operating expenses:
Research and development (1)	40,003	35,970	4,033	11
General and administrative (2)	11,130	10,158	972	10
Total operating expenses	51,133	46,128	5,005	11
Loss from operations	(46,421)	(41,453)	(4,968)	12
Interest income	7,049	7,682	(633)	(8)
Other income, net	33	141	(108)	(77)
Loss before income tax benefit	(39,339)	(33,630)	(5,709)	17
Income tax benefit	—	420	(420)	(100)
Net loss	$(39,339)	$(33,210)	$(6,129)	18

*Percentage not meaningful.

(1)	Includes $6.0 million and $5.2 million of non-cash stock-based compensation expense for the three months ended September 30, 2025 and 2024, respectively.
(2)	Includes $4.6 million and $5.0 million of non-cash stock-based compensation expense for the three months ended September 30, 2025 and 2024, respectively.

License and Collaboration Revenue

License and collaboration revenue was $4.7 million for the three months ended September 30, 2025 and 2024 and was comprised of development services provided by us to Takeda during these periods based on the cost-based input method.

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

Research and Development Expenses

	Three Months Ended
	September 30,		Dollar	%
	2025	2024	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide	$21,525	$26,317	$(4,792)	(18)
Clinical and development expense — other	46	70	(24)	(34)
Pre-clinical and drug discovery research expense	18,432	9,583	8,849	92
Total research and development expenses	$40,003	$35,970	$4,033	11

Research and development expenses increased $4.0 million, or 11%, from $36.0 million for the three months ended September 30, 2024 to $40.0 million for the three months ended September 30, 2025. The increase was primarily due to an increase of $8.8 million in pre-clinical and drug discovery research program expenses, including costs related to recently nominated development candidates PN-881, our IL-17 oral peptide antagonist, and PN-477, our obesity triple agonist peptide, partially offset by a decrease of $4.8 million in rusfertide expenses due to primary completion of our Phase 3 VERIFY trial during the first quarter of 2025.

We had 99 and 98 full-time equivalent research and development employees as of September 30, 2025 and 2024, respectively. Research and development personnel-related expenses for the three months ended September 30, 2025 increased by $1.4 million as compared to the three months ended September 30, 2024 and included increases of $0.8 million in stock-based compensation expense and $0.6 million in other personnel-related expenses.

General and Administrative Expenses

General and administrative expenses increased $1.0 million, or 10%, from $10.2 million for the three months ended September 30, 2024 to $11.1 million for the three months ended September 30, 2025. This increase was primarily due to increases in professional services expenses.

We had 29 and 28 full-time equivalent general and administrative employees as of September 30, 2025 and 2024, respectively.

Interest Income

Interest income decreased by $0.6 million, or 8%, from $7.7 million for the three months ended September 30, 2024 to $7.1 million for the three months ended September 30, 2025. This decrease was primarily due to lower invested balances in the current year period.

Income Tax Benefit

No income tax was recognized for the three months ended September 30, 2025. Income tax benefit was $0.4 million for the three months ended September 30, 2024 and was a result of our net loss position for the period. The effective tax rate was 1.25% for the three months ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended
	September 30,		Dollar	%
	2025	2024	Change	Change

	(Dollars in thousands)
Revenue:
License and collaboration revenue	$38,579	$263,795	$(225,216)	(85)
Operating expenses:
Research and development (1)	112,932	103,224	9,708	9
General and administrative (2)	33,419	34,508	(1,089)	(3)
Total operating expenses	146,351	137,732	8,619	6
(Loss) income from operations	(107,772)	126,063	(233,835)	(185)
Interest income	22,028	19,462	2,566	13
Other income, net	151	219	(68)	(31)
(Loss) income before income tax expense	(85,593)	145,744	(231,337)	(159)
Income tax expense	172	2,230	(2,058)	(92)
Net (loss) income	$(85,765)	$143,514	$(229,279)	(160)
(1)	Includes $20.3 million and $15.6 million of non-cash stock-based compensation expense for the nine months ended September 30, 2025 and 2024, respectively.
(2)	Includes $15.0 million and $12.9 million of non-cash stock-based compensation expense for the nine months ended September 30, 2025 and 2024, respectively.

License and Collaboration Revenue

License and collaboration revenue for the nine months ended September 30, 2025 of $38.6 million related to the Takeda Collaboration Agreement and was comprised of (i) $21.3 million representing a portion of the $25.0 million milestone payment received in September 2025 that was allocated to the rusfertide license delivery performance obligation under the agreement and (ii) $17.3 million for development services provided by us during the period based on the cost-based input method. As of September 30, 2025, the remaining $17.0 million in deferred revenue will be recognized through the conclusion of the development services performance obligation.

License and collaboration revenue for the nine months ended September 30, 2024 of $263.8 million included (i) $254.1 million of the $300.0 million upfront cash payment allocated to the delivery of the rusfertide license to Takeda upon effectiveness of the Takeda Collaboration Agreement in March 2024, and (ii) $9.7 million allocated to development services provided by us during the period based on the cost-based input method. The remaining $36.2 million was recorded as deferred revenue as of September 30, 2024 to be recognized over time as we satisfy our performance obligation to complete the ongoing Phase 3 VERIFY trial.

Our revenue for the year ended December 31, 2024 was significantly higher than in prior years due to the partial recognition of an upfront payment of $300.0 million upon execution of the Takeda Collaboration Agreement and the achievement of a $165.0 million milestone pursuant to the terms of the amended JNJ License and Collaboration Agreement. Our revenue for the year ended December 31, 2025 is expected to be comprised of (i) proportional recognition of the $30.6 million recorded in deferred revenue as of December 31, 2024 and (ii) the recognition of additional milestones achieved during the year, which are expected to be substantially lower than in 2024. Accordingly, revenue in 2025 is expected to reduce significantly, which will also impact our net income.

Research and Development Expenses

	Nine Months Ended
	September 30,		Dollar	%
	2025	2024	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide	$65,800	$74,692	$(8,892)	(12)
Clinical and development expense — other	200	247	(47)	(19)
Pre-clinical and drug discovery research expense	46,932	28,285	18,647	66
Total research and development expenses	$112,932	$103,224	$9,708	9

Research and development expenses increased $9.7 million, or 9%, from $103.2 million for the nine months ended September 30, 2024 to $112.9 million for the nine months ended September 30, 2025. The increase was primarily due to an increase of $18.6 million in pre-clinical and drug discovery research program expenses, including costs related to our recently nominated development candidates PN-881, our IL-17 oral peptide antagonist, and PN-477, our obesity triple agonist peptide, partially offset by a decrease of $8.9 million in rusfertide expenses due to primary completion of our Phase 3 VERIFY trial during the first quarter of 2025.

We had 99 and 98 full-time equivalent research and development employees as of September 30, 2025 and 2024, respectively. Research and development personnel-related expenses for the nine months ended September 30, 2025 increased by $4.6 million as compared to the nine months ended September 30, 2024, primarily driven by an increase in stock-based compensation expense related to annual refresher awards granted in January 2025 and recognition of expense related to performance stock units (“PSUs”).

General and Administrative Expenses

General and administrative expenses decreased $1.1 million, or 3%, from $34.5 million for the nine months ended September 30, 2024 to $33.4 million for the nine months ended September 30, 2025. This decrease was primarily due to $4.6 million in one-time advisory and legal fees incurred during the nine months ended September 30, 2024 related to the Takeda Collaboration Agreement, partially offset by a $2.1 million increase in stock-based compensation expense related to annual refresher awards granted in January 2025 and recognition of expense related to PSUs and an increase of $2.0 million in professional services expenses.

We had 29 and 28 full-time equivalent general and administrative employees as of September 30, 2025 and 2024, respectively.

Interest Income

Interest income increased by $2.6 million, or 13%, from $19.5 million for the nine months ended September 30, 2024 to $22.0 million for the nine months ended September 30, 2025. This increase was primarily due to higher invested balances, including milestone payments received from our collaboration partners.

Income Tax Expense

Income tax expense was $0.2 million and $2.2 million for the nine months ended September 30, 2025 and 2024, respectively. Income tax expense for the nine months ended September 30, 2025 consisted of adjustments to estimated taxes paid during the period. Income tax expense for the nine months ended September 30, 2024 was a result of taxable income from the recognition of revenue in connection with the Takeda Collaboration Agreement. The effective tax rate 1.53% for the nine months ended September 30, 2024.

Liquidity and Capital Resources

Sources of Liquidity

We had $678.8 million and $559.2 million in cash, cash equivalents and marketable securities as of September 30, 2025 and December 31, 2024, respectively. Historically, we have funded our operations primarily from net proceeds from the sale of shares of our common stock and the receipt of payments under collaboration agreements.

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

We earned the $165.0 million milestone payment described above during the fourth quarter of 2024, which we received in January 2025. We have received a total of $337.5 million in non-refundable payments from JNJ from the inception of the JNJ License and Collaboration Agreement in 2017 through September 30, 2025. We have also received payments for services provided under the collaboration agreement, and we have made in-kind payment reimbursements to JNJ for certain costs they have incurred pursuant to the cost-sharing terms of the agreement. Pursuant to the JNJ License and Collaboration Agreement, we may be eligible to receive clinical development, regulatory and sales milestones, if and when achieved.

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

In March 2024, we earned a $300.0 million one-time, non-refundable upfront payment from Takeda upon the closing of the Takeda Collaboration Agreement, which we received in April 2024. In March 2025, the achievement of a $25.0 million milestone was deemed probable based upon positive topline results for the Phase 3 VERIFY trial for rusfertide in PV and payment was received in September 2025. Pursuant to the Takeda Collaboration Agreement, we may be eligible to receive additional clinical development, regulatory and sales milestones, if and when achieved.

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

Capital Requirements

As of September 30, 2025, we had $678.8 million in cash, cash equivalents and marketable securities and an accumulated deficit of $426.3 million. Our capital expenditures were $1.4 million for both the nine months ended September 30, 2025 and the year ended December 31, 2024. Our primary uses of cash are to fund our operating expenses, including our research and development expenditures and general and administrative costs. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months from the date of this Quarterly Report based on current operating plans and financial forecasts.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2025	2024

Condensed Consolidated Statements of Cash Flows Data:	(Dollars in thousands)
Cash provided by operating activities	$94,646	$213,330
Cash used in investing activities	$(98,147)	$(290,758)
Cash provided by financing activities	$20,027	$21,822
Stock-based compensation	$35,273	$28,461
Change in deferred revenue	$(13,579)	$36,205

Cash Provided by Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2025 was $94.6 million and consisted primarily of a net change of $148.9 million in operating assets and liabilities and $35.3 million of stock-based compensation expense, partially offset by a net loss of $85.8 million during the period. The change in net operating assets and liabilities was driven primarily by a $165.0 million milestone payment received under the JNJ License and Collaboration Agreement, partially offset by a $13.6 million change in deferred revenue and a $2.7 million change in income taxes payable. The $118.7 million decrease in cash provided by operating activities during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to the receipt of a $300.0 million upfront payment upon the effectiveness of the Takeda Collaboration Agreement in 2024, partially offset by receipt of the $165.0 million milestone payment from JNJ and the $25.0 million milestone payment from Takeda in 2025.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2025 was $98.1 million and consisted primarily of purchases of marketable securities of $442.3 million and purchases of property and equipment of $1.4 million, partially offset by proceeds from maturities and sales of marketable securities of $345.6 million. The $192.6 million decrease in cash used in investing activities for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily related to investments made with a portion of the proceeds from the $300.0 million upfront payment received from Takeda in April 2024. Purchases of property and equipment were primarily related to laboratory equipment and furniture and fixtures.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2025 was $20.0 million and consisted of net cash proceeds of $20.5 million from the issuance of common stock upon exercises of stock options and purchases of stock under our employee stock purchase plan (“ESPP”), partially offset by $0.5 million in tax withholding payments related to the net settlement of restricted stock units. The $1.8 million decrease in cash provided by financing activities for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to a $1.9 million decrease in proceeds from the issuance of common stock upon exercise of options and purchases of common stock under the ESPP.

Contractual Obligations and Other Commitments

During the nine months ended September 30, 2025, there were no material changes to our material cash requirements, including commitments for capital expenditures, described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 21, 2025.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our interest-earning investments and inflation risk affecting labor costs and clinical trial costs.

Interest Rate Fluctuation Risk

We had $678.8 million and $559.2 million in cash, cash equivalents and marketable securities at September 30, 2025 and December 31, 2024, respectively. Our cash and cash equivalents consist of cash, money market funds, certificate of deposit and commercial paper. Marketable securities consist of government and agency bonds, commercial paper and corporate bonds. A portion of our investments may be subject to interest rate risk and could decline in value if market interest rates increase. Based on our interest rate sensitivity analysis, an immediate 100 basis point increase in interest rates would increase our annual interest income by approximately $3.7 million, while an immediate 100 basis point decrease in interest rates would decrease our annual interest income by approximately $3.7 million.

Approximately $2.2 million and $0.6 million of our cash balance was located in Australia at September 30, 2025 and December 31, 2024, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of our expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on the results of our operations.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our costs, such as the cost of labor and research and development contract costs. We do not believe inflation has had a material adverse effect on the results of our operations during the three and nine months ended September 30, 2025.

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

The ability of the FDA to review and approve regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget funding levels or a reduction in the FDA’s workforce and its ability to hire and retain key personnel, disruptions caused by government shutdowns, public health crises, the FDA’s ability to accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. There have been mass layoffs of federal employees since the start of the current presidential administration in January 2025, the full impact of which is unclear at this time. Such disruptions, including disruptions arising from the ongoing shutdown of the U.S. federal government that commenced in October 2025, could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the presidential administration has made and is expected to continue to make changes in the leadership of various U.S. federal regulatory agencies and changes to U.S. federal government policy that have led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of the U.S. federal regulatory agencies, including the FDA.

We are unable to predict the extent to which the presidential administration may impose or seek to impose leadership or policy changes at the FDA or changes to rules and policies impacting our business and operations. It is unclear how these executive actions or other potential actions by the federal government will impact the FDA or other regulatory authorities that oversee our business. Government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities, which could result in delays in our clinical trial timelines. If a significant reduction in the FDA’s workforce occurs, the FDA’s budget is significantly reduced or the current government shutdown is prolonged, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development or approval of our product candidates, which could have a material adverse effect on our business.

Unstable market and macroeconomic conditions, including elevated and sustained inflation and changes in tariffs or trade policy, may have serious adverse consequences on our business, financial condition and stock price.

As has been widely reported, we are currently operating in a period of macroeconomic uncertainty and capital markets disruption, which has been significantly impacted by domestic and global monetary and fiscal policy, trade regulations, including changes in trade policies, tariffs or other trade restrictions or the threat of such actions, geopolitical instability, including ongoing military conflicts between Russia and Ukraine and in the Middle East, rising tensions between China and Taiwan, and high interest rates. In particular, the conflict in Ukraine has exacerbated market disruptions, including significant volatility in commodity prices, as well as supply chain interruptions, and has contributed to record inflation globally. The U.S. Federal Reserve and other central banks may be unable to contain inflation through more restrictive monetary policy and inflation may increase or continue for a prolonged period of time. Inflationary factors, such as increases in the cost of clinical supplies, interest rates, overhead costs and transportation costs may adversely affect our operating results. In addition, in September 2025, the United States announced the imposition of up to 100% tariffs on imported branded or patented pharmaceuticals, subject to certain exceptions. There remains substantial uncertainty as to when such tariffs may go into effect and whether such tariffs would apply to the importation of active pharmaceutical ingredients or bulk drug products that are intended for use in clinical trials and, more generally, about the duration of existing tariffs, tariff levels, implementation of announced tariffs, litigation challenging tariffs and whether additional tariffs or retaliatory actions may be imposed, modified or suspended. Although we do not believe that the macroeconomic factors discussed above have had a material impact on our financial position or results of operations to date, our financial position or results of operations may be adversely affected in the future due to these factors, and such factors may lead to increases in the cost of manufacturing our product candidates and delays in initiating trials. In addition, global credit and financial markets have experienced extreme volatility and disruption in the past several years and the foregoing factors have led to and may continue to cause diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, uncertainty about economic stability and increased inflation.

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

Our stock price has fluctuated upwards and downwards in the past and is likely to be volatile in the future. For example, from January 1, 2025 through September 30, 2025, the reported sale price of our common stock has fluctuated between $33.70 and $68.26 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, payouts under, as well as the incentive value, of our stock-based compensation arrangements for employees can fluctuate and investors may experience losses on their investment in our common stock, including due to the factors discussed in the “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchases of Shares or of Company Equity Securities

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

(c)	Trading Plans

During the fiscal quarter ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case as defined in Item 408(a) of Regulation S-K).

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

PROTAGONIST THERAPEUTICS, INC.

Date: November 6, 2025	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Asif Ali
Asif Ali
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)