Form 10-K
period 2025-12-31
Protagonist Therapeutics, Inc
filed 2026-02-25
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2.9 billion as of June 30, 2025, based upon the closing sale price on The Nasdaq Stock Market LLC reported on June 30, 2025. Excludes an aggregate of 9,532,421 shares of the registrant’s common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2025, the registrant assumed that a stockholder was an affiliate of the registrant if such stockholder (i) beneficially owned 10% or more of the registrant’s common stock, as determined based on public filings and/or (ii) was an executive officer or director or was affiliated with an executive officer or director of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

There were 63,808,716 shares of registrant’s Common Stock, par value $0.00001 per share, outstanding as of February 18, 2026.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

Auditor Firm ID:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	San Mateo, California, USA

PROTAGONIST THERAPEUTICS, INC.

2025 FORM 10-K ANNUAL REPORT

PART I

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, expectations, plans or intentions relating to clinical development, product candidates, the regulatory approval process, products and markets, and business trends and other information referred to under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. These statements are subject to substantial known and unknown risks, uncertainties and other factors that may cause our actual results, outcomes, performance or achievements, or the timing of such results, outcomes, performance or achievements, to be materially different from any results, outcomes, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “assumes,” “believes,” “commitments,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” “will,” “would,” “seeks” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors, including, among other things, the potential for our programs; the timing, initiation, progress and expected results of our clinical trials and research and development programs, including enrollment, data, costs and regulatory submissions and approvals; our cash runway; our ability to advance product candidates into, and successfully complete, non-clinical studies and clinical trials; our eligibility for, and any expected benefits of, any FDA programs or special designations; the potential for eventual regulatory approval and commercialization of our product candidates; the commercialization of our product candidates, if approved; our ability and the potential to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved; the pricing, coverage, and reimbursement of our product candidates, if approved; our potential receipt of milestone payments and royalties under our collaboration agreements; future operating results; our ability and that of our collaborative partners to generate sales, income or cash flow; our estimates regarding expenses, capital requirements, and needs for additional financing and our ability to obtain additional capital; our ability to retain the continued service of our key executives and to identify, hire, and retain additional qualified professionals; ongoing military conflicts, including between Ukraine and Russia and in the Middle East; rising tensions between China and Taiwan; developments relating to our competitors and our industry, including competing product candidates and therapies; and the availability of credit. Forward-looking statements involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those risks, uncertainties and assumptions discussed in Part I, Item 1A, of this Annual Report on Form 10-K. These statements are based on information available to us as of the date of this Annual Report and, while we believe such information provides a reasonable basis for these statements, the information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future developments, changes in assumptions or otherwise. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. “Protagonist,” the Protagonist logo and other trademarks, service marks and trade names of Protagonist are registered and unregistered marks of Protagonist Therapeutics, Inc. in the United States and other jurisdictions.

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

●	We are heavily dependent on the success of our product candidates in clinical development.
●	We have no approved products and no historical commercial revenue, which makes it difficult to assess our future prospects and financial results.
●	Clinical development is a lengthy and expensive process with an uncertain outcome, and failure can occur at any stage of clinical development.
●	If we are unable to discover and develop new product candidates, our business would be adversely affected.
●	Our product candidates may cause undesirable side effects or have other properties adversely impacting safety that delay or prevent their regulatory approval, restrict their approved labeling, or otherwise limit their commercial opportunity.
●	We have incurred a cumulative net loss since our inception and we may incur significant losses in the future.
●	We have never generated any revenue from product sales.
●	Unstable market and macroeconomic conditions, including tariffs or trade policy, may have serious adverse consequences on our business, financial condition and stock price.
●	We may require additional funding.
●	If we require additional capital, there may be dilution to our existing stockholders.
●	We rely on J&J Innovative Medicines (“JNJ”) to develop Icotyde™ in additional indications and successfully commercialize Icotyde.
●	We rely on Takeda Pharmaceuticals USA, Inc. (“Takeda”) to successfully commercialize rusfertide.
●	Our existing or future collaborations with third parties may not be successful.
●	We rely on third parties to conduct our pre-clinical studies and clinical trials and are subject to risks associated with their businesses and performance of their obligations to us.
●	Potential business combinations or other strategic transactions may disrupt our business or divert management’s attention.
●	We rely on third-party contract manufacturers to manufacture our drug substance and clinical drug product.
●	If we or our collaborative partners are ultimately unable to obtain regulatory approval for our product candidates in the United States or other jurisdictions, our business will be substantially harmed.

●	Disruptions at the FDA and other government agencies could negatively affect the review of our regulatory submissions, which could negatively impact our business.
●	If our partners do not satisfy their obligations under our agreements with them, or if they terminate our partnerships with them, we may not be able to develop or successfully commercialize our partnered product candidates successfully.
●	If the FDA or comparable foreign regulatory authorities approve generic versions of our approved product candidates, if any, or such authorities do not grant our approved product candidates appropriate periods of data or market exclusivity before approving a generic version, sales of our approved drug candidates could be adversely affected.
●	We face significant competition from other biotechnology and pharmaceutical companies.
●	Our success depends on our ability to attract, retain and motivate qualified executives and other personnel.
●	We may experience difficulties in managing the growth of our organization.
●	We are subject to risks associated with information technology systems or breaches of data security.
●	Any misconduct by our employees, independent contractors, principal investigators, consultants and vendors could have a material adverse effect on our business.
●	Our headquarters is located near known earthquake fault zones.
●	If we are unable to obtain or protect intellectual property rights related to our product candidates and technologies, we may not be able to compete effectively in our markets.
●	We may be involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and ultimately unsuccessful.
●	Patents covering our product candidates could be found invalid or unenforceable.
●	Third-party claims of intellectual property infringement may prevent or delay our drug discovery and development efforts.
●	Our stock price has been and will likely continue to be volatile and may decline, regardless of our operating performance.

Item 1.Business

OVERVIEW

Protagonist Therapeutics, Inc. (referred to as “Protagonist,” the “Company,” “we,” “our” or “us”) is an integrated discovery and development company with a validated technology platform. Our programs fall into three broad therapeutic areas: (i) inflammation and immunology (“I&I”), (ii) hematology and (iii) metabolic diseases. Our aim is to develop medicines for biologically and commercially validated targets which demonstrate a strong differentiation compared to existing therapies.

Our Development Products and Discovery Programs

Icotyde™ (icotrokinra)

Icotyde™ (icotrokinra) is a first-in-class investigational targeted oral peptide that selectively blocks the Interleukin-23 receptor (“IL-23R”), which underpins the inflammatory response in psoriasis and offers potential in other IL-23-mediated diseases. Icotyde is licensed to Janssen Biotech, Inc., a Johnson & Johnson company (“JNJ”), under a license and collaboration agreement initially entered into in 2017. Following Icotyde’s joint discovery by Protagonist and JNJ scientists, pursuant to the license and collaboration agreement, we were primarily responsible for the development of Icotyde through Phase 1, with JNJ assuming responsibility for development in Phase 2 and beyond. In July 2025 and September 2025, respectively, JNJ submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) and an application to the European Medicines Agency (“EMA”) seeking the first approval of Icotyde for the treatment of adults and pediatric patients 12 years of age and older with moderate-to-severe plaque psoriasis. JNJ has disclosed that it expects to launch Icotyde in the United States in 2026, subject to regulatory approval.

Rusfertide

Rusfertide is a first-in-class investigational injectable mimetic of the natural hormone hepcidin in development for the treatment of the rare blood disorder polycythemia vera (“PV”). We discovered rusfertide, advanced it into Phase 3 development, and in early 2024 entered into a co-development and co-commercialization arrangement with Takeda Pharmaceuticals, Inc. (“Takeda”) under a license and collaboration agreement entered into in January 2024. We remained primarily responsible for clinical development activities through rusfertide’s NDA filing for the treatment of erythrocytosis in patients with PV, which we and Takeda submitted in December 2025. Rusfertide has also received Orphan Drug status, Fast Track designation and, in August 2025, Breakthrough Therapy designation (“BTD”). BTD is a process designed to expedite the development and review of drugs that are intended to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapies. BTD also provides eligibility for priority NDA review, and Orphan Drug status qualifies sponsors for various incentives, including the potential for extended market exclusivity. Takeda has disclosed that it expects to launch rusfertide in the second half of 2026, subject to regulatory approval.

IL-17 Program

PN-881. We are developing PN-881, a potential best-in-class oral peptide IL-17 antagonist, for the treatment of immune-mediated skin diseases. PN-881 targets three IL-17 dimers (IL-17 AA, AF and FF), and may offer potential treatment options for plaque psoriasis, psoriatic arthritis (“PsA”), hidradenitis suppurativa (“HS”), and spondyloarthritis.

In October 2025, the first human subject was dosed in our Phase 1 trial of PN-881 (ClinicalTrials.gov identifier NCT07153146) evaluating its safety, tolerability, pharmacokinetics and pharmacodynamics in healthy adults. Results of the PN-881 Phase 1 study are expected to inform the design and dosing in a subsequent dose-ranging psoriasis trial. We expect to complete the Phase 1 study in mid-2026 and initiate a Phase 2 study of PN-881 in psoriasis by the end of 2026.

Obesity Program

PN-477. In June 2025, we nominated PN-477, a potential best-in-class novel triple GLP-1, GIP and GCG receptor agonist peptide with oral (“PN-477o”) and subcutaneous (“PN-477sc”) routes of administration, as a development candidate for the treatment of obesity. We designed PN-477 to offer an optimal combination of total body weight loss, improved gastrointestinal tolerability and fat to lean mass ratio, with the dosing convenience of a once-daily oral agent and the added optionality of a once-weekly subcutaneous administration. IND-enabling studies of PN-477 are underway and the initiation of Phase 1 clinical studies in PN-477sc and PN-477o are anticipated by mid-2026 and in the second half of 2026, respectively.

PN-458. In December 2025, we nominated development candidate PN-458, a potential best-in-class novel dual GLP-1 and GIP receptor agonist peptide, as a development candidate for the treatment of obesity, with optionality for both an oral (“PN-458o”) and subcutaneous (“PN-458sc”) formulation. IND-enabling studies for PN-458o and PN-458sc are ongoing.

Oral Hepcidin Program

PN-8047. In December 2025, we nominated development candidate PN-8047, an orally administered hepcidin functional mimetic small molecule, which we believe may be complementary to the injectable rusfertide for offering the best treatment options for PV. IND-enabling studies for PN-8047 are ongoing.

Other Programs

We also have a number of pre-clinical stage drug discovery programs addressing biologically and commercially validated targets, including an oral IL-4R alpha antagonist for the treatment of atopic dermatitis and moderate-to-severe asthma, and amylinR-based oral and subcutaneous mono- and poly-agonists for the treatment of obesity.

Significant Cash Resources

We ended fiscal 2025 with cash, cash equivalents and marketable securities of approximately $646.0 million, as compared to cash, cash equivalents and marketable securities of approximately $559.2 million as of December 31, 2024. In 2026 and beyond, we are eligible to receive significant milestone, royalty and other payments from our collaborations with JNJ and Takeda, as described below. The receipt of future royalties and commercial milestones is contingent upon the relevant products receiving FDA approval and achieving a successful commercial launch.

Collaboration Agreements

JNJ License and Collaboration Agreement

We and JNJ are parties to a license and collaboration agreement related to the development and commercialization of Icotyde. We entered into the agreement in July 2017, and amended it in May 2019, July 2021 and November 2024 (as amended, the “JNJ License and Collaboration Agreement”). Pursuant to the JNJ License and Collaboration Agreement, we were primarily responsible for the discovery, IND-enabling studies and the initial Phase 1 study for Icotyde, and JNJ is primarily responsible for conducting all further development.

We have earned a total of $337.5 million in milestone payments from JNJ under the agreement, including a $165.0 million milestone payment earned in the fourth quarter of 2024. We are eligible to receive up to $630.0 million in future development and sales milestone payments, including the following potential milestones:

We will also receive upward tiering royalties on net worldwide Icotyde product sales at percentages ranging from 6% to 10%. Our weighted average royalty rate on the first $4.0 billion in annual net sales is 7.25%, and the rate on net sales over $4.0 billion is 10%. See Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report for additional information.

Takeda Collaboration Agreement

In January 2024, we entered into a worldwide license and collaboration agreement for rusfertide with Takeda (the “Takeda Collaboration Agreement”) related to rusfertide (and specified second-generation injectable hepcidin mimetic compounds developed and commercialized under the agreement that are not currently in development). In December 2025, Takeda submitted an NDA to the FDA for rusfertide in PV. We were primarily responsible for the clinical development of rusfertide through NDA filing and remain primarily responsible for the conduct of ongoing rusfertide long-term extension studies. Under the terms of the agreement, we received an upfront payment of $300.0 million in April 2024 and a $25.0 million milestone payment in September 2025 upon completion of the Phase 3 VERIFY clinical trial (NCT05210790) report.

Under the Takeda Collaboration Agreement, we and Takeda share equally in profits and losses (50% to us and 50% to Takeda) associated with rusfertide in the United States. We also will receive tiered royalties ranging from 10% to 17% on ex-U.S. net sales of rusfertide. However, we have the right under the Takeda Collaboration Agreement to opt-out of the U.S. profit and loss sharing arrangement. We currently expect to exercise that right in the second quarter of 2026, within the 90-day opt-out window beginning 120 days after the NDA filing date as prescribed in the agreement.

If we exercise our opt-out right, Takeda will have an exclusive worldwide license to develop and commercialize rusfertide, and we will receive royalties of 14% to 29% on annual worldwide net sales, with a weighted average royalty rate of 21% at $1.5 billion in net sales and a rate of 29% for net sales over $1.5 billion. In addition, under the agreement, we are eligible to receive up to an aggregate of $975.0 million in development, regulatory and sales milestones, including the $25.0 million milestone payment already received in September 2025, and up to $400.0 million in payments for exercising the opt-out right. Upcoming potential development milestones and potential sales milestones under the agreement if we exercise our opt-out right include the following:

If we do not exercise our opt-out right, we will be eligible to receive up to an aggregate of $305.0 million in development, regulatory and sales milestones and will continue sharing equally in profits and losses associated with rusfertide in the United States. In addition, we will receive tiered royalties ranging from 10% to 17% on ex-U.S. net sales of rusfertide.

See Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report for further details related to the agreement, including our opt-out rights.

OUR INFLAMMATORY AND IMMUNOLOGY (“I&I”) PROGRAM

Our I&I program focuses on immune-mediated inflammatory diseases driven by the IL-23 and IL-17 pathways. The program includes Icotyde, an IL-23R peptide antagonist licensed to JNJ, and PN-881, a wholly owned oral IL-17 antagonist. Both candidates leverage our proprietary peptide platform to develop targeted, orally delivered therapies for multiple chronic inflammatory diseases.

Disease Background and Market Opportunity

The IL-23 and IL-17 signaling pathways are central drivers of multiple immune-mediated inflammatory diseases, including psoriasis, PsA, HS, axial spondyloarthritis (“axSpA”), and inflammatory bowel disease (“IBD”). These chronic conditions are associated with significant morbidity, impaired quality of life, and long-term healthcare utilization.

Psoriasis

Psoriasis is a chronic inflammatory skin disease affecting approximately 130 million people worldwide and over 8 million people in the United States, or 2% to 3% of the adult population. Comorbidities include cardiovascular disease and obesity, and up to 30% of patients develop arthritic complications. Plaque psoriasis is the most common form, with severity classified by affected body surface area: moderate (3% to 10%) and severe (>10%). Global sales for psoriasis therapies were $25.4 billion in 2024 and are expected to exceed $39.0 billion by 2030.

Targeting the IL-23/IL-17 axis has led to more effective systemic therapies. Key IL-23 inhibitors include Stelara® (p40 antagonist; psoriasis, PsA, UC, CD), Tremfya®, Skyrizi® (p19-specific; psoriasis, PsA, UC, CD), Omvoh® (mirikizumab; UC, CD), and Ilumya® (tildrakizumab; psoriasis). IL-17 inhibitors include Cosentyx®, Taltz®, Bimzelx® (blocks IL-17A and IL-17F), and Siliq® (IL-17 receptor A). The anti-IL-17 class is ineffective in IBD.

Only 25% of biologic-eligible moderate-to-severe psoriasis patients are treated with biologics, in part due to the parenteral route. This treatment gap highlights the impact of chronic injectable administration, patient preference, and access considerations, and underscores the need for effective oral therapies that can expand treatment adoption without compromising efficacy. Oral therapies, such as Otezla® (2014, PDE4 inhibitor) and Sotyktu® (2022, TYK2 inhibitor), offer alternatives, with second-generation TYK2 inhibitors in late-stage development. Despite the clinical success of injectable biologics targeting the IL-23 and IL-17 pathways, their parenteral administration and long-term treatment burden continue to limit utilization, supporting demand for oral therapies that can deliver comparable efficacy with improved convenience.

Psoriatic Arthritis

PsA is an inflammatory disease of the peripheral and axial joints that complicates psoriasis in up to 30% of patients. Among the over 8 million patients in the United States with psoriasis in 2024, it is estimated that approximately 1.7 million patients have PsA. Many patients with active PsA may have mild psoriasis and many patients with severe psoriasis may have only mild PsA symptoms. PsA is associated with several chronic conditions and may present even before skin symptoms in 10% to 15% of patients. Cardiovascular comorbidities have a higher prevalence in PsA than psoriasis and can impact both lifespan and quality of life.

Global market sales of PsA therapies were approximately $7.1 billion in 2024 and are expected to reach more than $10.0 billion in 2034. Treatment options typically overlap with psoriasis therapies; exceptions to this include JAK inhibitors (Xeljanz® and Rinvoq®), which are approved for PsA but not psoriasis. As a result, therapies that are effective across both skin and joint manifestations and that offer improved convenience may provide meaningful clinical and patient-reported benefits in PsA.

Hidradenitis Suppurativa

HS affects approximately 2.9 million patients in the United States and 6.3 million patients globally. It is a chronic, painful inflammatory skin disease that significantly impacts quality of life and productivity. Global HS therapy sales were approximately $1.5 billion in 2024, with global sales projected to reach $6.5 billion ($5.4 billion in the United States) by 2034. Targeted therapies include Humira®, Cosentyx®, and Bimzelx®. While recent biologic approvals have improved outcomes for some patients, HS remains an area of high unmet need, particularly for therapies that combine high efficacy with the convenience of oral administration for long-term disease management.

Axial Spondyloarthritis

axSpA affects approximately 2.0 million U.S. patients and 3.8 million patients globally. It is a systemic arthritis affecting the spine and sacroiliac joints, with progression from non-radiographic (nr-axSpA) to radiographic disease (AS). Global axSpA therapy sales were $4.7 billion in 2024, with global sales projected to reach $7.2 billion ($5.9 billion in the United States) by 2034. Treatments include TNFα inhibitors, IL-17 inhibitors, and JAK inhibitors. Despite the availability of multiple biologic and targeted therapies, many patients experience incomplete symptom control or treatment fatigue, highlighting the need for additional therapeutic options that reduce long-term burden.

Inflammatory Bowel Disease

IBD, comprising ulcerative colitis (“UC”) and Crohn’s disease (“CD”) is diagnosed in over 0.7% of Americans, resulting in a population of approximately 2.4 million patients in the United States. UC primarily involves colon inflammation and bleeding, while CD affects any gastrointestinal tract segment and may cause strictures and fistulae. Management is lifelong and impacts quality of life and productivity.

Global 2023 sales for UC therapies were $7.8 billion, with global sales projected to reach $18.8 billion by 2030. Global 2023 sales for CD therapies were $15.2 billion, with global sales projected to reach $18.7 billion by 2030. Treatment options for UC and CD include TNF-α inhibitors, α4β7 integrin antagonists (Entyvio®), IL-23 inhibitors (Stelara®, Tremfya®, Skyrizi®, Omvoh®), JAK inhibitors, and S1P1 modulators. Despite this expanding therapeutic landscape, remission rates remain limited and loss of response over time is common, underscoring the need for more effective and better-tolerated oral therapies, including those suitable for combination use.

Current Therapeutic Landscape and Unmet Medical Needs

Treatment paradigms across IL-23- and IL-17-mediated diseases are dominated by injectable biologic therapies, including antibodies targeting IL-23, IL-17, TNF-α, and related pathways. These biologics have demonstrated efficacy and are widely used in moderate-to-severe disease across multiple indications.

Despite these advances, unmet medical needs remain. A substantial proportion of biologic-eligible patients remain untreated, in part due to the burden of chronic injections, tolerability considerations, and access limitations. Safety considerations associated with systemic immunosuppression further constrain long-term treatment options. Orally delivered, targeted therapies may reduce burden, improve adherence, and expand patient access.

Our Development Candidates

Icotyde: An Oral IL-23 Receptor Antagonist

Icotyde, an orally delivered IL-23R specific antagonist for the potential treatment of psoriasis, PsA and IBD indications, was discovered through our proprietary technology platform. IL-23, a member of the IL-12 family of pro-inflammatory cytokines, is a protein that regulates inflammatory and immune function and plays a key role in the development of IBD.

We have a worldwide license and collaboration agreement with JNJ to research, develop and co-detail IL-23R antagonist compounds for all indications, including IBD. Pursuant to the JNJ License and Collaboration Agreement, we were responsible for the discovery, IND-enabling studies, and the initial Phase 1 study for Icotyde, and JNJ is responsible for conducting all further development. See Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

JNJ is an experienced innovator in therapeutics targeting the IL-23 pathway. Stelara®, a monoclonal antibody targeting IL-12 and IL-23 through their common p40 subunit, is approved in psoriasis, PsA, CD and UC. Stelara® generated $10.4 billion in global sales in 2024 and $6.1 billion in global sales in 2025. It is notable that Stelara® lost patent exclusivity in 2023, with expected biosimilar competition. Tremfya®, a specific IL-23 monoclonal antibody, is approved in psoriasis, PsA, UC and CD. Tremfya® generated $3.7 billion in sales in 2024 and $5.2 billion in 2025. At JNJ’s Enterprise Business Review in December 2023, JNJ highlighted Icotyde as a potential first- and best-in-class drug with potential across multiple indications, including plaque psoriasis, PsA and inflammatory bowel disease, with potential peak year sales projected at greater than $5.0 billion.

PN-881: An Oral IL-17 Receptor Antagonist

PN-881, a wholly owned oral peptide antagonist of the IL-17 pathway, was selected in the fourth quarter of 2024 as a potential best-in-class oral therapy for the treatment of immune-mediated skin diseases.

PN-881 was evaluated in extensive preclinical studies, including for oral stability, potency, tissue distribution, and pharmacokinetics measurements, and was evaluated in immunologic pharmacodynamics and preclinical efficacy models. In multiple preclinical studies with oral dosing, PN-881 showed effective blockade in vivo of IL-17 in serum and skin and achieved pre-clinical proof-of-concept in a skin inflammation rodent disease model.

We initiated a Phase 1 PN-881 first-in-human study in the fourth quarter of 2025. Results of the Phase 1 single ascending dose (“SAD”) and multiple ascending dose (“MAD”) study are expected to inform the design and dosing in a subsequent dose-ranging psoriasis trial. Rapid expansion into other IL-17 mediated diseases, including PsA, HS and axSpA, is expected to be based on results observed in the psoriasis studies.

We believe an IL-17 antagonist peptide like PN-881, with best-in-class potential as an oral targeted therapy, may offer an attractive therapeutic option for patients with broad opportunity for multiple indications in addition to psoriasis.

OUR HEMATOLOGY PROGRAM

Our hematology and blood disorders program focuses on disorders of iron homeostasis and red blood cell production. The program includes rusfertide, an injectable hepcidin mimetic in development for the treatment of PV, partnered with Takeda, and PN-8047, a wholly-owned oral hepcidin functional mimetic.

Disease Background and Market Opportunity

PV is a rare myeloproliferative neoplasm commonly associated with a Janus Kinase (“JAK”) 2 mutation. It is characterized by overproduction of red blood cells (“RBCs”), which increases the risk of cardiovascular and thrombotic events such as heart attack and stroke, and carries a risk of progression to myelofibrosis or leukemia. According to National Comprehensive Cancer Network (“NCCN”) guidelines, risk classification is based on age and history of thrombosis. Regardless of risk, NCCN guidelines emphasize maintaining hematocrit below 45% to reduce thrombotic risk.

There are approximately 155,000 patients diagnosed with PV in the United States, of whom approximately 78,000 are treated, with a similar number of diagnosed patients in Europe. Patients are typically diagnosed between ages 50 and 70, with median survival of approximately 14 years.

Current Therapeutic Landscape and Unmet Medical Needs

Early-stage PV is often managed with low-dose aspirin and therapeutic phlebotomy, with hydroxyurea used alone or in combination. Later-stage patients may receive interferons, such as Besremi® or Pegasys®, or the JAK inhibitor ruxolitinib (Jakafi®). These cytoreductive therapies impact multiple cell lines and can be associated with challenging side-effect profiles.

Despite available treatments, significant unmet medical needs persist:

●	Inadequate Hematocrit Control: Approximately 78% of treated PV patients do not maintain hematocrit below 45%, highlighting persistent thrombotic risk.
●	Treatment Burden and Tolerability: Approximately 55% of treated patients require frequent phlebotomy and high-dose hydroxyurea, creating considerable treatment burden. Approximately 16% of patients experience thrombotic events despite treatment.
●	Safety Concerns: Retrospective data presented at the 2023 American Society of Hematology Annual Meeting indicate that PV patients treated with hydroxyurea had nearly double the incidence of cancers compared to phlebotomy-only patients. The mechanisms behind this increased risk are not fully understood.
●	Iron Deficiency: Chronic phlebotomy and high RBC turnover exacerbate iron deficiency, underscoring the need for therapies that maintain hematocrit without broad cytoreduction.

Our Development Candidates

Rusfertide: An Injectable Hepcidin Mimetic

Rusfertide was discovered through our proprietary technology platform. Acting as a hepcidin mimetic, it redistributes iron away from the bone marrow, limiting excess RBC production while maintaining iron availability for other physiological functions.

Data from the Phase 2 REVIVE trial (NCT04057040) and pivotal Phase 3 VERIFY trial suggest that rusfertide provides persistent hematocrit control, reduces the need for phlebotomy, and does not induce iron deficiency. Patients with prior thromboembolic adverse events (“TEAEs”), who are at highest risk, generally did not experience recurrent TEAEs while on rusfertide.

In January 2024, we entered into a worldwide license and collaboration agreement for the development and commercialization of rusfertide with Takeda. See Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

PN-8047: An Oral Hepciden Functional Mimetic

Our development candidate PN-8047 is an orally administered hepcidin functional mimetic small molecule designed to complement injectable rusfertide and provide additional treatment options for PV. PN-8047 has completed extensive preclinical evaluation, including studies of potency, metabolic stability in liver microsomes, oral permeability, pharmacokinetics, and pharmacodynamics.

PN-8047 has potency similar to rusfertide and greater potency than native hepcidin. In preclinical in vivo studies, PN-8047 demonstrated oral bioavailability and a half-life in rodents, cynomolgus monkeys, and dogs sufficient for once-daily dosing. PN-8047 also produced sustained serum iron reduction in pharmacokinetic/pharmacodynamic models and demonstrated efficacy in an erythropoietin-induced mouse model of erythropoiesis, including reductions in hemoglobin and hematocrit observed after repeated dosing in cynomolgus monkeys. IND-enabling studies for PN-8047 are ongoing.

Strategic Rationale

We are advancing rusfertide and PN-8047 to address persistent gaps in the PV treatment landscape through non-cytoreductive modulation of iron homeostasis:

●	Targeted Mechanism: Unlike cytoreductive therapies, both candidates specifically regulate RBC production via iron redistribution, potentially offering improved tolerability.
●	Consistent Hematocrit Control: Rusfertide has demonstrated durable hematocrit control while reducing phlebotomy needs and avoiding iron deficiency.
●	Oral Delivery Option: PN-8047 provides the convenience of oral administration, potentially improving adherence and patient satisfaction, especially given the chronic nature of PV.
●	Broad Patient Applicability: Both candidates may benefit a wide spectrum of patients, either as monotherapy or in combination with cytoreductive therapies, enabling personalized treatment approaches.

The PV market represents a rare disease opportunity with significant unmet need. Treated patients are often on polytherapy and will cycle through various treatments, including phlebotomy, hydroxyurea, ruxolitinib and/or ropeginterferon. Approximately 78% of treated patients do not maintain hematocrit below 45% despite current treatments, and unmet need exists at each step of the treatment landscape. Despite standard-of-care treatments, there is a substantial patient population that remains under treated or untreated. Rusfertide provides consistent hematocrit control and can potentially reduce treatment burden to achieve a peak revenue potential of $1.0 to $2.0 billion. By leveraging non-cytoreductive hepcidin pathway modulation through both injectable and oral delivery, our program seeks to address persistent limitations of current cytoreductive therapies and provide improved hematocrit control for PV patients.

OUR OBESITY AND METABOLIC DISEASE PROGRAM

Our obesity and metabolic disease program represents a strategic expansion into one of the largest and fastest-growing therapeutic markets globally. We are developing a portfolio of differentiated oral and subcutaneous therapies designed to address significant unmet needs in chronic weight management. Our wholly-owned development candidates, PN-477 and PN-458, leverage our proprietary technology platform to target key hormonal and metabolic pathways while addressing persistent barriers to long-term treatment adherence, including gastrointestinal tolerability, the burden of chronic injections, and the potential to support improved body-composition outcomes during weight loss.

Disease Background and Market Opportunity

Obesity is a chronic, relapsing metabolic disease characterized by excessive adiposity that impairs health, quality of life, and overall survival. It is clinically defined as a body mass index of 30 kg/m² or greater, with severe obesity defined as a BMI of 40 kg/m² or greater. Globally, over one billion adults are estimated to live with obesity. In the United States, nearly 40% of adults meet criteria for obesity and nearly 9% meet criteria for severe obesity.

Obesity is associated with numerous chronic diseases and comorbidities, including Type 2 diabetes, metabolic dysfunction-associated steatotic liver disease, cardiovascular disease, chronic kidney disease, and obstructive sleep apnea. The disease contributes substantially to healthcare utilization and economic burden, including increased direct medical costs and indirect costs associated with lost productivity and disability.

The global market for anti-obesity medications is experiencing unprecedented growth driven by rising disease prevalence, increasing clinical adoption of pharmacologic interventions, and expanded treatment paradigms. The global market for anti-obesity medications is expected to reach more than $120 billion by 2034. In the United States, only an estimated 5% of the approximately 131 million Americans with obesity or who are drug-eligible, overweight individuals currently receive pharmacologic treatment, indicating substantial room for market expansion.

Despite this growth trajectory, discontinuation rates remain high due to tolerability issues, the burden of chronic injections, access limitations, and patient preferences for oral therapies. In 2025, Wegovy® and Zepbound® collectively generated tens of billions of dollars in global revenue, underscoring both the commercial potential of the category and the demand for differentiated next-generation therapies.

Current Therapeutic Landscape and Unmet Medical Needs

The obesity therapeutic landscape has evolved rapidly over the past several years, expanding beyond traditional lifestyle interventions and bariatric surgery to include pharmacologic therapies with demonstrated effects on body weight and metabolic parameters. Injectable incretin-based therapies, particularly GLP-1 receptor agonists and dual GLP-1/GIP receptor agonists, have validated the obesity indication and established proof of concept for hormone-modulating approaches. The current market leaders include Novo Nordisk’s Wegovy® (semaglutide), and Eli Lilly’s Zepbound® (tirzepatide), which serve as standards of care for chronic weight management. In January 2026, oral Wegovy® (semaglutide) launched in the United States, demonstrating industry recognition of patient demand for oral treatment options. Multiple oral candidates from various manufacturers are under regulatory review or in clinical development. Additionally, several next-generation multi-receptor agonist therapies and combination approaches targeting GLP-1, GIP, glucagon, amylin, or other pathways are in mid-to-late stages of clinical development, including Eli Lilly's retatrutide, an injectable triple agonist targeting GLP-1, GIP, and glucagon receptors.

Despite the transformative impact of current GLP-1 and dual agonist therapies, significant unmet medical needs persist:

●	Route of Administration and Treatment Burden: High rates of discontinuation are reported with chronic injectable therapies, driven in part by injection burden, needle aversion, and tolerability issues. While oral formulations are beginning to enter the market, options remain limited, particularly for multi-receptor agonist approaches.
●	Adherence and Durability: Long-term medication adherence remains suboptimal for many patients across obesity pharmacotherapies. Sustained metabolic benefits beyond active treatment are limited, and weight regain following treatment discontinuation is common, underscoring the chronic nature of obesity and the need for therapies that support sustained adherence.
●	Quality of Weight Loss: Rapid weight reduction achieved with current therapies can result in significant loss of lean muscle mass alongside fat mass. This loss of lean muscle mass can negatively affect metabolic health, physical function, and overall treatment outcomes. Therapies that preferentially reduce adipose tissue while preserving or enhancing lean muscle mass represent an important area of innovation.
●	Population Penetration and Access: Despite strong clinical evidence and regulatory approvals, a relatively small proportion of adults living with obesity receive pharmacologic therapy. Barriers include cost, insurance coverage limitations, supply constraints, route of administration preferences, and tolerability concerns.

Our Development Candidates

PN-477: Triple Agonist (GLP-1R/GIPR/GCGR)

PN-477 is a proprietary peptide designed as a triple agonist of the glucagon-like peptide-1 receptor (“GLP-1R”), glucose-dependent insulinotropic peptide receptor (“GIPR”), and glucagon receptor (“GCGR”). This multi-receptor approach is intended to provide comprehensive metabolic benefits by simultaneously addressing appetite regulation, glucose homeostasis, and energy expenditure. The glucagon receptor component is designed to support energy expenditure and may help support relative preservation of lean mass during weight loss, which we believe represents a potential differentiator from single- and dual-pathway approaches.

We have engineered PN-477 with a balanced profile of receptor potencies designed to combine the potential for robust weight-loss potential with favorable gastrointestinal tolerability. PN-477 exhibits nanomolar potency for GLP-1R, GIPR and GCGR. In preclinical studies using diet-induced obesity mouse models, PN-477 demonstrated dose-proportional body-weight loss of up to approximately 50%, showing comparable or differentiated activity relative to publicly disclosed preclinical data for Eli Lilly’s retatrutide, a triple agonist currently in Phase 3 development. We observed preferential fat-mass reduction relative to lean-mass loss in these preclinical studies, which we believe is consistent with glucagon receptor engagement supporting preservation of muscle mass.

PN-477 has demonstrated oral bioavailability in preclinical studies across multiple species, including mice, rats, dogs, and cynomolgus monkeys, with pharmacokinetic profiles supporting the potential for once-daily oral dosing (PN-477o) and once-weekly subcutaneous dosing (PN-477sc). The compound exhibits stability in simulated gastric and intestinal fluids, metabolic stability, and thermostability suitable for commercial development. Both PN-477o and PN-477sc are being developed in parallel to provide treatment flexibility and address differing patient and physician preferences.

PN-458: Dual Agonist (GLP-1R/GIPR)

PN-458 is a dual agonist of the GLP-1 and GIP receptors, representing a high-potency approach to the validated dual-agonist mechanism established by tirzepatide (Zepbound®), a leading anti-obesity medication that demonstrated approximately 20% body-weight loss in clinical trials.

PN-458 demontrates nanomolar potency for both GLP-1R and GIPR and exhibits higher in vitro potency than tirzepatide for both target receptors. The enhanced GIPR potency may have implications for gastrointestinal tolerability, as preclinical studies suggest that balanced GIP receptor engagement can mitigate GLP-1-mediated nausea and vomiting.

PN-458 has demonstrated favorable preclinical proof of concept in diet-induced obesity mouse models, showing activity comparable to tirzepatide. The compound has demonstrated oral bioavailability in preclinical studies across multiple species with pharmacokinetic profiles supporting the potential for once-daily oral dosing (PN-458o) and once-weekly subcutaneous dosing (PN-458sc). As with PN-477, both formulations are being developed in parallel to maximize treatment optionality.

Strategic Rationale

We are advancing PN-477 and PN-458 as part of a strategic expansion into obesity and metabolic disease to address these gaps in the obesity treatment landscape through differentiated mechanisms of action and flexible dosing options. Our obesity and metabolic disease program is designed to create a diversified portfolio that addresses different patient populations and treatment paradigms:

●	Optimizing Weight Loss Quality: PN-477’s triple-agonist design, incorporating glucagon receptor engagement, is intended to support energy expenditure and fat oxidation while addressing appetite regulation and glycemic control. The objective is to preferentially reduce adipose tissue relative to lean mass, which may translate to improved metabolic health outcomes and physical function compared to therapies that do not incorporate glucagon pathway activation.
●	Oral Delivery Optionality: Both candidates are being developed with oral formulations designed to align with patient preferences and reduce barriers associated with chronic injections. Given the chronic nature of obesity and the need for long-term therapy, oral options have the potential to improve adherence and expand the addressable patient population. Offering both oral and subcutaneous formulations of the same active compound provides flexibility for physicians and patients to tailor treatment across different phases of care.
●	Induction and Maintenance Strategies: Parallel oral and subcutaneous development supports potential treatment strategies that utilize subcutaneous administration during initial weight-loss phases, followed by transition to oral maintenance therapy for sustained weight management. This approach could address both the acute objective of achieving clinically meaningful weight loss and the chronic requirement of maintaining that weight loss over time.
●	Portfolio Breadth: PN-458 offers a high-potency dual agonist approach for standard weight management needs, leveraging the proven efficacy of the GLP-1/GIP mechanism while providing oral and subcutaneous options that differentiate it from currently available therapies. PN-477 provides a broader multi-receptor option with the potential for advantages for patients with more complex metabolic needs or those requiring enhanced preservation of lean muscle mass. This portfolio breadth positions us to address both initial weight loss induction and long-term weight maintenance across a range of obesity severities and patient phenotypes.

The obesity and metabolic disease market is among the most rapidly expanding in contemporary therapeutics, driven by epidemiology, unmet medical need, and the emergence of hormone-modulating drugs with demonstrated clinical benefit. By leveraging oral delivery and multi-receptor mechanisms, our program seeks to address persistent limitations of current therapies and deliver differentiated solutions across this large and growing market.

OUR PROPRIETARY TECHNOLOGY PLATFORM

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

For rusfertide, hit discovery and optimization relied exclusively on medicinal and computational chemistry, with no phage display, to develop potent and selective injectable candidates with enhanced stability and exposure in blood. For injectable products, stability in blood is determined using in vitro assay techniques to identify chemical and biological sites of degradation, which are then optimized while still maintaining potency and selectivity. For Icotyde, phage display is tightly coupled to medicinal chemistry, structural biology and oral stability techniques to develop potent, selective and orally delivered molecules.

Discovery and Pre-clinical Activities

We believe we have built a versatile, well-validated and unique discovery platform. For example, this technology platform has been used to develop product candidates for diverse target classes including G-protein-coupled receptors, ion channels, transporters, cytokines and their receptors for a variety of therapeutic areas. In the future we may tackle other I&I, blood and metabolic disorders and expand our technology platform to provide potential opportunities to pursue a wider variety of diseases that may include oral, topical and systemic approaches. Our integrated medicinal chemistry and computational capabilities also enable us to pursue small molecule discovery and development for biological targets where high oral bioavailability is required for effective therapies. An example of this approach is the discovery of PN-8047, an oral hepcidin functional mimetic.

We also intend to progress our platform to achieve systemic bioavailability and activity with oral peptides, macrocycles and peptidomimetics, thereby enabling us to address systemic diseases. Examples of this approach are the discovery and development of Icotyde, our IL-23R antagonist in collaboration with JNJ, and PN-881, our wholly-owned Phase 1 IL-17 oral peptide antagonist, as described above.

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

Icotyde

In psoriasis and PsA, competition will come from companies with approved injectable agents in the IL-17 and IL-12/23 pathway, including Cosentyx® (Novartis), Taltz® (Eli Lilly), Siliq® (Bausch Health), Tremfya® (Johnson & Johnson), and Skyrizi® (AbbVie). Bimekizumab (Bimzelx ®, UCB), an anti- IL-17A and F antibody, was approved for psoriasis in 2023 and for PsA in 2024. Otezla® (Amgen) was the first oral agent approved in both psoriasis and PsA. The oral JAK inhibitors Xeljanz® (Pfizer) and Rinvoq® (AbbVie) are approved in PsA. Several oral TYK2 inhibitors are advancing in development. Bristol Myers Squibb’s Sotyktu® was approved for psoriasis in 2022. Second-generation allosteric TYK2 inhibitors include zasocitinib (TAK-279, Takeda) and envudeucitinib (ESK-001, Alumis), which both reported positive Phase 3 results in late 2025 and early 2026, and are moving toward regulatory submissions for psoriasis and PsA.

In IBD, competition includes approved injectable anti-integrin agents, such as Entyvio® (Takeda), and anti-IL-12/23 agents, including Stelara® (Johnson & Johnson), Skyrizi® (AbbVie), Tremfya® (Johnson & Johnson), and Omvoh® (Eli Lilly), all of which are now approved for both UC and CD. Oral agents approved or in development include JAK inhibitors Xeljanz® (approved in UC) and Rinvoq® (approved in UC and CD), with Pfizer's ritlecitinib in Phase 2 for both indications. S1P receptor modulators Zeposia® and Velsipity® are approved for UC, with Velsipity currently undergoing Phase 3 evaluation for CD. A new class of oral α4β7 integrin inhibitors is emerging, with Eli Lilly's MORF-057 in Phase 2b for UC, alongside candidates GS-1427 (Gilead) and NSHO-101 (Ensho Therapeutics) in mid-stage clinical development.

PN-881

In competitive areas, we believe there continues to be a strong need for a differentiated oral approach. Injectable monoclonal antibodies targeting the IL-17 pathway are well established across multiple inflammatory indications. Cosentyx® and Taltz®, monoclonal antibodies targeting IL-17A, are approved in psoriasis, PsA, and spondyloarthritis, and Cosentyx is also approved in HS. Siliq®, a monoclonal antibody targeting the IL-17 receptor, is approved in psoriasis only and carries a boxed warning for suicidal ideation and behavior. Bimzelx® (bimekizumab), a monoclonal antibody targeting IL-17A, IL-17F, and the IL-17A/F heterodimer, is approved in multiple indications, including psoriasis, PsA, HS, and axSpA. Sonelokimab (MoonLake), an investigational injectable nanobody with activity against IL-17A, IL-17F, and the IL-17A/F heterodimer, has reported clinical data in late-stage trials and continues in clinical development.

In the oral space, we are aware of small-molecule and peptide inhibitors in clinical development. DC-853 (LY4100511), an oral IL-17 small molecule being evaluated by Eli Lilly, has advanced into Phase 2 clinical investigation. ASC50 (Ascletis Pharma) has reported positive Phase 1 results. Emerging oral macrocyclic peptides, including PeptiDream’s dual IL-17A/IL-17F candidate, are also entering early clinical development and may add to competition in this space.

Rusfertide & PN-8047

In the treatment of PV, competition includes therapies with differing mechanisms of action. Ruxolitinib, marketed as Jakafi® (Incyte), was approved in 2014 for adults with PV who are intolerant of or have an inadequate response to hydroxyurea. Besremi® (ropeginterferon alfa-2b-nicotinamide, PharmaEssentia/AOP), indicated for adults with PV, was approved in November 2021 and carries a black box warning.

We compete with companies developing targeted therapies for PV, including monoclonal antibodies, RNA-based therapies, and small molecules. Several programs are in late-stage development, including bomedemstat (Merck/Imago) and givinostat (Italfarmaco), which represent potential oral alternatives for PV management.

We also face competition from therapies that aim to modulate iron levels or hepcidin activity to control RBC production. These include divesiran (Silence Therapeutics), a siRNA targeting TMPRSS6 in Phase 2, and DISC-3405 (Disc Medicine), a monoclonal antibody targeting TMPRSS6 in Phase 2. Additional RNA-based programs include sapablursen (Ionis Pharmaceuticals) and investigational therapies from Alnylam Pharmaceuticals. CSL Vifor is developing vamifeport, an oral ferroportin inhibitor.

PN-477 & PN-458

In obesity and weight management, competition consists of approved injectable incretin-based therapies and a rapidly expanding pipeline of oral small molecules, multi-receptor agonists, and alternative metabolic pathways, including amylin- and glucagon-based approaches. Competition is led by glucagon-like peptide-1 (“GLP-1”) and glucose-dependent insulinotropic polypeptide (“GIP”) receptor agonists. Approved injectable therapies include Wegovy® (semaglutide, Novo Nordisk) and Zepbound® (tirzepatide, Eli Lilly). In December 2025, the FDA approved oral Wegovy® (Novo Nordisk) for chronic weight management.

The competitive landscape is expanding to include multi-receptor agonists, including triple agonists targeting GLP-1, GIP, and glucagon, as well as dual-acting combination approaches. Retatrutide (Eli Lilly) is a triple-receptor agonist that has reported positive Phase 3 clinical results. CagriSema, a once-weekly injectable fixed-dose combination of semaglutide and the amylin analog cagrilintide (Novo Nordisk), has been submitted for regulatory approval. MariTide (maridebart cafraglutide, Amgen) is a bispecific peptide-antibody conjugate that activates the GLP-1 receptor while antagonizing the GIP receptor and is being evaluated in a Phase 3 clinical program. VK2735 (Viking Therapeutics) is a dual GLP-1/GIP receptor agonist in Phase 3 development for subcutaneous administration, with an oral formulation in mid-stage clinical development.

Several companies are developing non-peptide oral incretin therapies and other next-generation oral candidates. Orforglipron (Eli Lilly) is an oral, non-peptide GLP-1 receptor agonist under regulatory review. Aleniglipron (Structure Therapeutics) is an oral GLP-1 receptor agonist that has completed Phase 2 clinical development. Pfizer, which completed its acquisition of Metsera in 2025, is developing next-generation oral and peptide-based incretin therapies for obesity and related cardiometabolic conditions.

In addition to incretin-based approaches, modalities targeting the amylin pathway are being developed as standalone and combination therapies. Amycretin (Novo Nordisk) is a single-molecule agonist of both GLP-1 and amylin receptors in late-stage clinical development, including oral and subcutaneous formulations. Petrelintide (Zealand Pharma, in collaboration with Roche) is a long-acting amylin analog in mid-stage clinical development.

Other emerging approaches include dual GLP-1/glucagon receptor agonists, such as survodutide (Boehringer Ingelheim) and pemvidutide (Altimmune). Additional early-stage programs are exploring alternative gut hormone pathways, novel peptide delivery technologies, and centrally mediated mechanisms of appetite and metabolism. While many of these programs remain in early development, they may further intensify competition in the obesity treatment landscape.

Material Agreements

Takeda Collaboration Agreement

In January 2024, we entered into the Takeda Collaboration Agreement. See Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

JNJ License and Collaboration Agreement

In July 2017, we entered into the JNJ License and Collaboration Agreement. See Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

Research Collaboration and License Agreement with Zealand Pharma A/S

In June 2012, we entered into a Research Collaboration and License Agreement (the “Zealand Agreement”) with Zealand Pharma A/S (“Zealand”) to identify, optimize and develop novel disulfide-rich peptides to discover a hepcidin mimetic. We amended this agreement in February 2014, at which point we assumed responsibility for the development program. See Part II, Item 7. “Management’s Discussion and Analysis – Contractual Obligations and Other Commitments” and Note 7 and Note 9 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

We own or co-own over 30 issued U.S. patents, over 80 granted ex-U.S. patents, and numerous U.S. and ex-U.S. patent applications related to our clinical assets. We possess substantial know-how and trade secrets relating to the discovery, development and commercialization of peptide-based therapeutic products. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to, for example, peptide-based therapeutic compounds and compositions, methods of using these peptide-based therapeutic compounds and compositions to treat or prevent disease, methods of manufacturing peptide-based therapeutic compounds and compositions, and other proprietary technologies and processes related to our lead product development candidates. Specific patents and patent applications are directed to compositions of α4β7 integrin peptides, IL-23R antagonist peptides, IL-17 antagonist peptides, hepcidin mimetics peptides and small molecules, and glucagon superfamily receptor agonists, as well as methods of synthesizing and using these compounds to treat disorders. Applications are currently pending in the United States and other major jurisdictions, including Australia, Canada, China, Japan, and Europe. We expect our patents and patent applications, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from October 2033 to September 2045 (excluding possible patent term extensions).

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

Trade Secrets

We rely on trade secrets to protect certain aspects of our technology, particularly in relation to our technology platform. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For more information, see Item 1A, “Risk Factors—Risks Related to Our Intellectual Property.”

Manufacturing

We contract with third parties for the manufacturing of our product candidates for pre-clinical studies and clinical trials and eventually for commercial supplies and intend to continue to do so in the future. We do not own or operate any manufacturing facilities, and we have no plans to build any owned clinical or commercial scale manufacturing capabilities. We believe that the use of contract manufacturing organizations (“CMOs”) eliminates the need for us to directly invest in manufacturing facilities, equipment and additional staff. We have established a global supply chain for raw material, active pharmaceutical ingredients (“API”), drug product manufacturing and distribution. We work with contract manufacturers in the United States, Europe and Asia. Although we rely on contract manufacturers, our personnel and consultants have extensive manufacturing and quality control experience overseeing CMOs. We regularly consider second source or back-up manufacturers for both API and drug product manufacturing. To date, our third-party manufacturers have met the manufacturing requirements for our product candidates. We expect third-party manufacturers to be capable of providing supplies needed for our product candidates to meet anticipated full-scale commercial demands, and we have selected CMOs that can manufacture our product candidates for our ongoing and planned clinical trials as well as commercial supplies. We currently engage CMOs on a “fee for services” basis for our current development and clinical supplies.

JNJ is responsible for the manufacturing of Icotyde pursuant to the JNJ License and Collaboration Agreement. Takeda is responsible for the manufacturing of rusfertide pursuant to the Takeda Collaboration Agreement.

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

U.S. Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act and its implementing regulations. The process of obtaining regulatory approvals and compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

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

Pre-clinical Studies

Pre-clinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. These pre-clinical studies must comply with GLP. In April 2025, the FDA published a roadmap to reduce animal testing in preclinical safety studies, including those required in INDs, with scientifically validated new approach methodologies. An IND sponsor must submit the results of the pre-clinical tests, together with manufacturing information, analytical data and any available clinical data or literature to the FDA as part of an IND. Some pre-clinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on a clinical hold. In such case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, there have been several Executive Orders and other directives designed to delay the implementation of certain ACA requirements or otherwise circumvent some of the health insurance mandates. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017, or the Tax Act, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on some individuals who do not maintain qualifying health coverage for all or part of a year. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and the medical device tax, and also eliminated the health insurance tax. The Bipartisan Budget Act of 2018 amends the ACA to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole,” and increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in the Medicare Part D program. The Inflation

Reduction Act (“IRA”), enacted August 16, 2022, aims to control prescription drug prices in the upcoming years. The IRA will allow the Centers for Medicare & Medicaid Services (“CMS”) to cap out-of-pocket costs in 2025 and to negotiate prescription drug prices in 2026 for the first time. Additionally, the IRA provides a new “inflation rebate” covering Medicare patients beginning in 2023 to prevent rapid and arbitrary price increases in prescription drugs. These and any other legislation or healthcare reform measures may impact the ACA and our business. There may also be further challenges to the ACA, and new laws may also result in additional reductions in Medicare and other health care funding.

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. This scrutiny has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the current administration implemented drug pricing reform through federal budget proposals, executive orders and policy initiatives. In May 2025, the current administration renewed the idea of international reference pricing through an executive order entitled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” which, among other things, directs the U.S. Department of Health and Human Services (the “HHS”) and other agencies to communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations and to facilitate direct-to-consumer purchasing programs. The HHS subsequently issued guidance indicating the most-favored-nation (“MFN”) target price will be the lowest price paid in an Organisation for Economic Co-operation and Development country with a gross domestic product (“GDP”) per capita of at least 60% of the U.S. GDP per capital. In addition, in December 2025, CMS proposed new drug payment models to lower drug prices for Medicare beneficiaries; under the models, CMS would explore potential adjustments to Medicare drug inflation rebate calculations by comparison to international drug pricing information. It is currently unclear whether and to what extent these measures will be implemented and what impact any such implementation would have on our business.

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

Under the CTR, a sponsor may submit a single application for approval of a clinical trial through a centralized EU clinical trials portal. One national regulatory authority (the reporting EU Member State proposed by the applicant) will take the lead in validating and evaluating the application and consult and coordinate with the other concerned Member States. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned Member States. However, a concerned EU

Member State may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such Member State. The CTR also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database (“CTIS”). Since January 31, 2023, submission of initial clinical trial applications via CTIS is mandatory, and by January 31, 2025, all ongoing trials approved under the former Clinical Trials Directive need to comply with the CTR and have to be transitioned to CTIS.

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

The centralized procedure provides for the grant of a single MA that is issued by the European Commission (“EC”) following the scientific assessment of the application by the EMA that is valid for all EU Member States as well as in the three additional EEA Member States. The centralized procedure is compulsory for specific medicinal products, including for medicines developed by means of certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy or tissue engineered medicines), and medicinal products with a new active substance indicated for the treatment of certain diseases (HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other dysfunctions, and viral diseases). For medicinal products containing a new active substance not yet authorized in the EEA before May 20, 2004 and indicated for the treatment of other diseases, medicinal products that constitute significant therapeutic, scientific or technical innovations or for which the grant of an MA through the centralized procedure would be in the interest of public health at EU level, an applicant may voluntarily submit an application for an MA through the centralized procedure.

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

European Data Protection Laws

The processing of personal data, including health-related personal data in the European Economic Area (“EEA”) is mainly governed by the provisions of the European General Data Protection Regulation (EU) 2016/679 (“GDPR”) and related data protection laws in individual EEA countries. In the United Kingdom, the processing of personal data is mainly governed by the GDPR as incorporated into UK law pursuant to the European Union (Withdrawal) Act 2018 (the “UK GDPR”). The GDPR and UK GDPR impose strict requirements on the processing of personal data, including the legal basis for the processing, the information that has to be provided to individuals before their data is processed, personal data breaches which may have to be notified to national data protection authorities and data subjects, the measures to be taken when engaging processors, and the technical and organization measures to ensure the security and confidentiality of the personal data. EEA countries may also have additional requirements for the processing of health, genetic, and biometric data through their national legislation. The GDPR also imposes restrictions on the transfer of personal data to countries outside of the EEA that do not provide an adequate level of data protection. To enable such transfers, appropriate safeguards, such as standard contractual clauses (“SCCs”) must be in place. When relying on the appropriate safeguards, data exporters, with the assistance of the data importers, are also required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the safeguards in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the data transferred to the EU standard of essential equivalence. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. Alternatively, such transfers can be based on an adequacy decision by the EU commission. Regarding transfers to the United States, the EU commission issued an adequacy decision for transfers to companies that are certified under the new EU-US Data Privacy Framework, which entered into force on June 10, 2023. Under the adequacy decision, personal data can flow from the EEA to U.S. companies participating in the framework.

Failure to comply with the requirements of the GDPR or UK GFPR and the related national data protection laws of the EEA countries may result in significant monetary fines for noncompliance of up to €20 million or £17.5 million (as applicable), or 4% of the total worldwide annual turnover (for higher-tier infringements). This is enforced by the UK Information Commissioner’s Office (“ICO”) and is entirely separate from fines under EU GDPR. In addition, violations of national laws can trigger additional, administrative penalties, investigations, corrective orders, temporary or definitive bans, and in some jurisdictions, a number of criminal offenses for organizations and, in certain cases, their directors and officers, as well as civil liability claims from individuals whose personal data was processed.

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

Human Capital

We recognize that our success is driven by the knowledge, skills and dedication of our employees. Our human capital is fundamental to our ability to innovate and develop life-changing drug therapies. We invest in our employees by seeking to foster a supportive and inclusive workplace. We offer competitive compensation and benefits and provide opportunities for professional growth and development.

As of December 31, 2025, our total global workforce consisted of 132 full-time equivalent employees, 103 of whom were in research and development. The remaining 29 employees worked in finance, legal, business development, human resources, information technology (“IT”) and administrative support. 123 of our full-time equivalent employees are located in the United States and 9 are located in Australia. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We have a performance development review process in which managers provide regular feedback to assist with the development of our employees, including the use of individual plans to assist with career development. We also invest in the growth and development of our employees through various training and development programs that help build and strengthen our employees’ leadership and professional skills. This reflects the quality and readiness of our people to take on new roles, as well as our intentional focus on growing and developing careers and promoting from within.

Safeguarding the health and safety of our employees is a top priority. We are committed to providing a safe working environment for all of our employees. Our cross-functional safety committee meets regularly to discuss policies and protocols, strategic planning, business continuity and other matters. We invest in initiatives aimed at promoting employee mental and physical well-being, including providing meals and access to fitness facility onsite. To support our employees personally and professionally, we have Employee Assistance Programs to address employee challenges and needs. We also allow for flexible working arrangements for certain of our employees. We value feedback from our employees and use it to improve our workplace policies and practices.

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

Our future success is substantially dependent on our ability and the ability of our collaborators to timely complete clinical trials and obtain marketing approval for, and then successfully commercialize, our clinical-stage product candidates, such as Icotyde and rusfertide. We currently have no product candidates that are approved for commercial sale, and we may never develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our current product candidates and the development of other product candidates, including any product candidates resulting from our discovery and development program. We cannot be certain that our product candidates will receive regulatory approval or, if approved, be successfully commercialized by us or our collaborators. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of our product candidates will be subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries. In addition, even if approved, our pricing and reimbursement will be subject to further review and discussions with payors. We are not permitted to market any product candidate in the United States until after approval of an NDA from the FDA, or in any foreign countries until approval by corresponding regulatory authorities. We will need to successfully conduct and complete large, extensive clinical trials in the target patient populations to support a potential application for regulatory approval by the FDA or corresponding regulatory authorities. Those trials, such as our ongoing trials of Icotyde and rusfertide or subsequent late-stage product candidates, may not demonstrate the safety and efficacy of our product candidates for certain indications to support a marketing approval in the United States or other jurisdictions.

We do not have complete control over many of the factors upon which the successful development and commercialization of our product candidates will be dependent, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of our collaborators. For product candidates that are licensed to third parties, including Icotyde and rusfertide, we generally will not have discretion over marketing decisions. If we or our collaborators do not receive marketing approvals for our product candidates, we may not be able to continue our operations.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. Our operations to date have been limited to developing our technology, undertaking pre-clinical studies and clinical trials of our pipeline candidates, conducting research to identify additional product candidates and entering into partnerships with collaborators for certain of our product candidates. We have not yet successfully developed an approved product or generated revenue from product sales or successfully completed a pivotal registration trial for one of our product candidates. Consequently, the ability to accurately assess our future operating results or business prospects is significantly more limited than if we had a longer operating history or approved products on the market.

We expect that our financial condition and operating results will fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control, including the success of our programs, decisions by regulatory bodies, actions taken by competitors or current or future licensees or collaborators, market and macroeconomic conditions and other factors identified in these risk factors. Accordingly, the likelihood of our success must be evaluated in light of many potential challenges and variables associated with a clinical-stage biopharmaceutical company, many of which are outside of our control, and past results, including operating or financial results, should not be relied on as an indication of future results.

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

In addition to our planned pre-clinical studies and clinical trials, we will be required to complete one or more large scale, well-controlled clinical trials to demonstrate substantial evidence of efficacy and safety for each product candidate we intend to commercialize. Further, given the patient populations for which we are developing therapeutics, we expect to have to evaluate long-term exposure to establish the safety of our therapeutics in a chronic-dose setting. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. Clinical trial failures may result from a multitude of factors including, but not limited to, flaws in trial design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety and/or efficacy traits of the product candidate. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or pre-clinical studies. In addition, success in clinical trials in a particular indication does not ensure that a product candidate will be successful in other indications. Similarly, approval of a product candidate in a particular indication does not ensure that the product candidate will be successful in other indications currently being studied.

JNJ filed an NDA with the FDA in July 2025 and sought regulatory approval with additional global regulatory authorities thereafter for Icotyde in moderate-to-severe plaque psoriasis, and Takeda submitted an NDA for rusfertide for the treatment of PV in December 2025. There can be no guarantee that the FDA or other regulatory authorities will ultimately approve these products. For instance, the FDA could, where applicable, refuse to file our or our collaborators applications, require additional clinical or non-clinical data, request further analyses, conduct an advisory committee review, identify deficiencies following facility inspections, or issue a Complete Response Letter. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in another jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate, which may also limit its commercial potential.

We may experience delays in ongoing clinical trials, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. For example, we initially experienced slower than expected patient enrollment in VERIFY, a global Phase 3 clinical trial of rusfertide in PV. Clinical trials can be delayed for a variety of reasons, including if a clinical trial is modified, suspended or terminated by us. For example, in keeping with our organizational prioritization of rusfertide in PV, plans to initiate trials of rusfertide in other indications have been paused. Clinical trials can also be delayed by the institutional review boards or ethics committees of the institutions in which such clinical trials are being conducted, by a Data Safety Monitoring Board, for such trial, or by the FDA or other regulatory authorities. Such authorities may impose a modification, suspension or termination due to a number of factors. For example, our rusfertide clinical studies were subject to a three-week clinical hold by the FDA in September 2021.

In addition, there are a significant number of global clinical trials in inflammatory and immunology disorders, hematologic disorders and metabolic disorders that are currently ongoing, especially in Phases 2 and 3, making it highly competitive and challenging to recruit subjects. Other companies targeting the same patient populations as our clinical trials for such medicines may make it more difficult for us to complete enrollment in our clinical trials. Furthermore, any negative results we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other ongoing or subsequent clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both.

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

Our proprietary technology platform may not result in any products of commercial value.

We have developed a proprietary technology platform to enable the identification, testing, design and development of new product candidates. Our peptide platform may not yield additional product candidates that enter clinical development and, ultimately, become commercially valuable. Although we expect to continue to enhance the capabilities of our platform by developing and integrating existing and new research technologies, our enhancement and development efforts may not succeed. As a result, we may not be able to advance our drug discovery capabilities as quickly as we expect or identify as many potential drug candidates as we desire.

Our product candidates may cause undesirable side effects or have other properties adversely impacting safety that delay or prevent their regulatory approval, restrict their approved labeling, or otherwise limit their commercial opportunity.

If undesirable side effects or adverse events are caused by our product candidates or by other companies’ similar approved drugs or product candidates, then we may elect to, or be required by an independent data monitoring committee or regulatory authorities to, delay or halt our clinical trials. If such side effects or adverse events are sufficiently severe or prevalent, the FDA or comparable foreign regulatory authorities could order us to suspend or cease altogether further development of our product candidates. Even if our product candidates are approved, side effects or adverse events could result in significant delay in or denial of regulatory approval, restrictive labeling, or potential product liability claims. Moreover, for our product candidates that are in development for indications for which injectable antibody drugs have been approved, clinical trials for those product candidates may need to show a risk/benefit profile that is competitive with those existing products in order to obtain regulatory approval or, if approved, a product label that is favorable for commercialization.

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

Because we have limited financial and managerial resources, we have historically focused on research programs and product candidates mainly for the development of rusfertide and the product candidates subject to our JNJ collaboration. We have an ongoing commitment to optimize and focus resources on our drug discovery and development programs addressing biologically and commercially validated targets. In addition, in keeping with our organizational prioritization of rusfertide in PV, plans to initiate trials of rusfertide in additional disease indications have been paused. As a result, we may forego or delay the pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration partnerships, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Risks Related to our Financial Position and Capital Requirements

We have incurred a cumulative net loss since our inception and we may incur significant losses in the future. We have never generated any revenue from product sales.

We have incurred a cumulative net operating loss since inception and may continue to incur operating losses in the future. As of December 31, 2025, we had an accumulated deficit of $470.7 million. We expect to continue to incur significant research, development and other expenses related to our ongoing operations and product development. As a result, we may continue to incur losses in the future as we continue our development of, and seek regulatory approvals for, our product candidates.

To achieve profitability, we must, either directly or through collaboration relationships, meet certain milestones, successfully develop and obtain regulatory approval for one or more product candidates and effectively manufacture, market and sell any drugs we successfully develop. Even if we or our collaborators successfully commercialize product candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Accordingly, we may never generate significant revenue and, even if we do generate significant revenue, we may never achieve consistent profitability.

In addition, if any of our product candidates fail in clinical trials or do not gain regulatory approval or fail to achieve market acceptance, we may never become profitable. Revenue we generate from our collaborations with JNJ, Takeda, and any future collaboration arrangements, if any, may not be sufficient to sustain our operations. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We may require additional funding, which may not be available to us on acceptable terms, or at all.

Our operations have consumed substantial amounts of cash since inception. Developing pharmaceutical product candidates, including conducting pre-clinical studies and clinical trials, is expensive. We may require additional future capital in order to complete clinical development and, if we are successful, to commercialize any of our current product candidates. Further, in the event that the JNJ License and Collaboration Agreement or the Takeda Collaboration Agreement is terminated, we may not receive any additional fees or milestone payments under these agreements. In addition, if either JNJ or Takeda fail to successfully commercialize Icotyde or rusfertide, respectively, if approved, we would not receive any royalty payments under these agreements. Absent the funding support obtained under these agreements, our further development of the collaboration product candidates and our drug discovery and development programs would require significant additional capital from us, or the establishment of alternative collaborations with third parties, which may not be possible.

As of December 31, 2025, we had cash, cash equivalents and marketable securities of $646.0 million. Based upon our current operating plan and expected expenditures we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months. However, we may need to have access to additional funds in the future in order to complete clinical development or commercialize our product candidates to a point where our operations generate net cash inflows.

If we require additional capital, there may be dilution to our existing stockholders, our operations may be restricted, or we may be required to relinquish rights to our product candidates or technologies.

We have in the past and may in the future seek additional funding through a combination of equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. Our ability to raise additional capital may be adversely impacted by adverse economic conditions and market volatility, including as a result of public health crises; changes in trade policies, including tariffs or other trade restrictions or the threat of such actions; political instability, including the ongoing conflict between Russia and Ukraine and in the Middle East and rising tensions between China and Taiwan; and high interest rates. The incurrence of indebtedness and/or the issuance of certain equity securities could result in fixed payment obligations and could also result in certain additional restrictive covenants, such as limitations on our ability to incur debt and/or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into additional collaborations and/or licensing arrangements in order to raise capital, we may be required to accept unfavorable terms, including relinquishing or licensing to a third party on unfavorable terms our rights to our proprietary technology platform or product candidates. To the extent that we raise additional capital through the sale of equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. If we issue common stock or securities convertible into common stock, our common stockholders will experience additional dilution and, as a result, our stock price may decline.

Risks Related to our Reliance on Third Parties

If JNJ does not elect to continue the development of or successfully commercialize Icotyde, or if Takeda does not elect to commercialize rusfertide, our business and business prospects would be adversely affected.

Icotyde, the product candidate in development pursuant to the JNJ License and Collaboration Agreement, and rusfertide, the product candidate in development pursuant to the Takeda Collaboration Agreement, may prove to have undesirable or unintended side effects or other characteristics adversely affecting their safety, efficacy or cost effectiveness that could prevent or limit their approval for marketing and successful commercial use, or that could delay or prevent the commencement and/or completion of clinical trials.

Under the terms of the JNJ License and Collaboration Agreement, JNJ may terminate the agreement for convenience and without cause on written notice of a certain period. In addition, prior to any termination of the agreement, JNJ will generally have control over the further clinical development of Icotyde and any other licensed compounds and commercialization, if Icotyde is approved. JNJ’s decisions with respect to such development and commercialization will affect the timing and availability of potential future payments under the agreement, if any.

Under the terms of the Takeda Collaboration Agreement, Takeda may terminate the agreement for convenience in its entirety or as to a major region by providing advance written notice to us. If the JNJ License and Collaboration Agreement or the Takeda Collaboration Agreement are terminated early, if JNJ’s or Takeda’s development activities are terminated early or suspended for an extended period of time, or are otherwise unsuccessful, or if JNJ’s or Takeda’s commercialization efforts are deprioritized or unsuccessful, our business, financial condition and prospects would be materially and adversely affected.

We may have disagreements with JNJ during the term of the JNJ License and Collaboration Agreement or Takeda under the Takeda Collaboration Agreement, and if they are not settled amicably or in the favor of Protagonist, the result may harm our business.

We are subject to the risk of possible disagreements with JNJ regarding the development or commercialization of Icotyde, if approved, or other matters under the JNJ License and Collaboration Agreement and with Takeda regarding the development or commercialization of rusfertide, if approved, or other matters under the Takeda Collaboration Agreement, such as the interpretation of such agreements, milestones or royalty payments or ownership of proprietary rights. Also, because the period of collaborative development under the agreement has ended, JNJ has sole decision-

making authority for product candidates resulting from the collaboration, which could lead to disputes with JNJ. Disagreements with JNJ or Takeda could lead to litigation or arbitration, which would be expensive and would be time-consuming for our management and employees. If agreements are not settled amicably or in our favor, our business, financial condition and prospects would be materially and adversely affected.

Our current and future development and commercialization collaborations may not be successful.

Other than our collaboration with JNJ under the JNJ License and Collaboration Agreement and our collaboration with Takeda under the Takeda Collaboration Agreement, we have no active collaborations for any of our product candidates. Our collaborations with JNJ and Takeda and any future collaboration arrangements may not ultimately be successful, which could have a material and adverse effect on our business, financial condition and prospects. We do not maintain significant rights or control of future development and commercialization activities under our collaboration with JNJ, or in ex-U.S. territories under our collaboration with Takeda. This could lead to potential disputes in the future over the terms of the collaborations and the respective rights of the parties, and these risks and uncertainties could be present with respect to our potential future collaborations as well.

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

We also rely on our contract manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical trials. There are a limited number of suppliers for raw materials that our vendors use to manufacture our drugs and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials, and if approved, for commercial sale. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Additionally, the United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, including the potential for tariffs applicable to pharmaceutical products and their inputs, which may make access to materials necessary to produce our product candidates more costly or difficult to acquire. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a contract manufacturer or other third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.

Potential business combinations or other strategic transactions may disrupt our business or divert management’s attention.

From time to time in the ordinary course of business, we explore potential business combination transactions or other strategic transactions or collaborations with third parties. The consummation and performance of any such future transactions or collaborations will involve risks, such as diversion of managerial resources from day-to-day operations, exposure to litigation from the counterparties to any such transaction, other third parties or our stockholders, misjudgment with respect to the value, higher than expected transaction costs or an inability to successfully consummate any such transaction or collaboration. As a result of these risks, we may not be able to achieve the expected benefits of any such transaction or collaboration or deliver the value thereof to our stockholders. If we are unsuccessful in consummating any such transaction or collaboration, we may be required to reevaluate our business only after we have incurred substantial expenses and devoted significant management time and resources.

Risks Related to Regulatory Process and Other Legal Compliance Matters

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy and time consuming, and if we or our collaborators are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

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

The ability of the FDA to review and approve regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget funding levels or a reduction in the FDA’s workforce and its ability to hire and retain key personnel, disruptions caused by government shutdowns, public health crises, the FDA’s ability to accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. There have been mass layoffs of federal employees since the start of the current presidential administration in January 2025, the full impact of which is unclear at this time. Such disruptions could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. For example, during the U.S. government shut down in October 2025, the FDA was not able to accept applications for new drugs, generics, biologics, biosimilars or medical devices that require payment of a user fee. In addition, the presidential administration has made and is expected to continue to make changes in the leadership of various U.S. federal regulatory agencies and changes to U.S. federal government policy that have led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of the U.S. federal regulatory agencies, including the FDA.

We are unable to predict the extent to which the presidential administration may impose or seek to impose leadership or policy changes at the FDA or changes to rules and policies impacting our business and operations. It is unclear how these executive actions or other potential actions by the federal government will impact the FDA or other regulatory authorities that oversee our business. Government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities, which could result in delays in our clinical trial timelines. If a significant reduction in the FDA’s workforce occurs or the FDA’s budget is significantly reduced, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development or approval of our product candidates, and any delay in the acceptance, review or approval of our investigational new drug applications, clinical trial applications, marketing applications, facility inspections or lot-release/testing activities, could delay or increase the cost of our clinical trials and product launches, if any, which could have a material adverse effect on our business.

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

Throughout the world and particularly in the United States, the healthcare system is under significant financial pressure to reduce costs. The price of pharmaceuticals has been a topic of considerable public discussion that could lead to price controls or other price-limiting strategies by payors that have the effect of lowering payment and reimbursement rates for drugs or otherwise making the commercialization of pharmaceuticals less profitable. Many federal and state legislatures have considered, and adopted, healthcare policies intended to curb rising healthcare costs, such as the Inflation Reduction Act of 2022. These cost-containment measures may include, among other measures: requirements for pharmaceutical companies to negotiate prescription drug prices with government healthcare programs; controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government healthcare programs, including if drug prices increase at a higher rate than inflation; controls on healthcare providers; challenges to or limits on the pricing of drugs, including pricing controls or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third-party payors to make coverage and payment decisions. In addition, in May 2025, the currrent administration issued an executive order entitled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” which, among other things, directs the HHS and other agencies to communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations and to facilitate direct-to-consumer purchasing programs. The HHS subsequently issued guidance indicating the MFN target price is the lowest price paid in an Organization for Economic Co-operation and Development country with a GDP per capita of at least 60% of the U.S. GDP per capita. It is currently unclear whether and to what extent these measures will be implemented and what impact any such implementation would have on our business. Further, there can be no assurance that the current administration or future administrations will not pursue different or additional measures that could impact drug pricing in the United States. Political, economic and regulatory developments may further complicate developments in healthcare systems and pharmaceutical drug pricing. These developments could, for example, impact our potential licensing agreements as commercial and collaborative partners may also consider the impact of these pressures on their licensing strategies.

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

We currently conduct, and intend to continue to conduct, a substantial portion of the clinical trials for our product candidates outside of the United States. If approved, we or our collaborators may commercialize our product candidates abroad. We will thus be subject to the risks of doing business outside of the United States.

We currently conduct, and intend to continue to conduct, a substantial portion of our clinical trials outside of the United States and, if approved, we intend to also market our product candidates outside of the United States either directly or through our collaborators. We are thus subject to risks associated with doing business outside of the United States. Our business and financial results in the future could be adversely affected due to a variety of factors associated with conducting development and marketing of our product candidates, if approved, outside of the United States, including varying medical standards and practices, geopolitical risks, uncertainty around intellectual property protection, and regulatory risks, such as compliance with the Foreign Corrupt Practices Act. If we are unable to anticipate and address these risks properly, our business and financial results will be harmed.

We or our collaborators may fail or elect not to commercialize our product candidates, even if approved.

We cannot be sure that, if our clinical trials for any of our product candidates are successfully completed, we or our collaborators will be able to submit an NDA to the FDA or that any NDA we or our collaborators submit will be approved by the FDA in a timely manner, if at all. In July 2025, Johnson & Johnson filed an NDA with the FDA for the approval of Icotyde for the treatment of adults and pediatric patients 12 years of age and older with moderate-to-severe plaque psoriasis and in January 2026, we and Takeda filed an NDA with the FDA for the approval of rusfertide for the treatment of adults with PV.

After completing clinical trials for a product candidate in humans, a drug dossier is prepared and submitted to the FDA as an NDA, and includes all pre-clinical studies and clinical trial data relevant to the safety and effectiveness of the product at the suggested dose and duration of use for the proposed indication as well as manufacturing information, in order to allow the FDA to review such drug dossier and to consider a product candidate for approval for commercialization in the United States. If we or our collaborators are unable to submit an NDA with respect to any of our current product candidates, if any NDA we or our collaborators submit is not approved by the FDA, or we or our collaborators elect not to file an NDA, or if we or our collaborators are unable to obtain any required state and local distribution licenses or similar authorizations, we will be unable to commercialize that product. The FDA can and does reject NDAs and require additional clinical trials, even when product candidates achieve favorable results in Phase 3 clinical trials. Also, we may be subject to pricing pressures from competitive products that could make it difficult or impossible for us to commercialize the product candidate successfully. If we or our collaborators fail to commercialize any of our product candidates, our business, financial condition, results of operations and prospects may be materially and adversely affected.

The commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

We or our collaborators in any potential commercial launch of our product candidates may not be successful in achieving widespread patient or physician awareness or acceptance of such product candidate. Even though we expect that our product candidates will be priced responsibly, if approved, there is no guarantee that it or any other product that we bring to the market directly or through a collaborator will gain market acceptance by physicians, patients, third-party payors and others in the medical community. The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including but not limited to:

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

Even if a product candidate we may develop in the future displays an equivalent or more favorable efficacy and safety profile in pre-clinical and clinical trials, market acceptance of the product candidate will not be fully known until after it is launched and may be negatively affected by a potential poor safety experience and the track record of other product candidates. Our efforts, or those of any strategic licensing or collaboration partner, to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources, may be under-resourced compared to large well-funded pharmaceutical entities and may never be successful. If any product candidates we may develop in the future are approved but fail to achieve an adequate level of acceptance by physicians, patients, third-party payors and others in the medical community, we will not be able to generate sufficient revenue, either directly or through milestone and royalty payments from our collaborators, to become or remain profitable.

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

If the FDA or comparable foreign regulatory authorities approve generic versions of our approved product candidates, if any, or such authorities do not grant our approved product candidates appropriate periods of data or market exclusivity before approving a generic version, sales of our approved drug candidates could be adversely affected.

Once an NDA is approved, the drug covered thereby becomes a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations.” Manufacturers may seek marketing approval of generic versions of reference-listed drugs through submission of Abbreviated New Drug Applications (“ANDAs”) in the United States. Generic drugs may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic drugs are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug is typically lost to the generic drug.

The FDA may not approve an ANDA or a 505(b)(2) NDA for a generic drug until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The FDCA provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such product candidate where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing product candidate. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for product candidates containing the original active agent for other conditions of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Manufacturers may seek to launch generic drugs following the expiration of the marketing exclusivity period, even if we still have patent protection for such drugs.

Competition that our product candidates, such as Icotyde and rusfertide, if approved, may face from generic drugs could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in those products. Our future revenues, profitability and cash flows could also be materially and adversely affected and our ability to obtain a return on the investments we have made in our approved product candidates, if any, may be substantially limited if those drug candidates are not afforded the appropriate periods of non-patent exclusivity.

Risks Related to our Business and Industry

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we or our collaborators fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors worldwide, including major multinational pharmaceutical companies, biotechnology companies, specialty pharmaceutical and generic pharmaceutical companies as well as universities and other research institutions.

Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. As a result, these companies may obtain regulatory approval more rapidly than we are able and may be more effective in selling and marketing their products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of newer technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, pharmaceutical products that are easier to develop, more effective or less costly than any product candidates that we are currently developing or that we may develop. If approved, our product candidates are expected to face competition from commercially available drugs as well as drugs that are in the development pipelines of our competitors. Moreover, we also face increased competition from other companies that are using artificial intelligence, some of whom may be able to more quickly and effectively identify and develop novel product candidates compared to us and our business partners, which could impair our ability to compete effectively and have a material adverse effect on our business, results of operations or financial condition.

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

Unstable market and macroeconomic conditions, including tariffs or trade policy, may have serious adverse consequences on our business, financial condition and stock price.

As has been widely reported, we are currently operating in a period of macroeconomic uncertainty and capital markets disruption, which has been significantly impacted by domestic and global monetary and fiscal policy, trade regulations, including changes in trade policies, tariffs or other trade restrictions or the threat of such actions, geopolitical instability, including ongoing military conflicts between Russia and Ukraine and in the Middle East, rising tensions between China and Taiwan, and high interest rates. In particular, the conflict in Ukraine has exacerbated market disruptions, including significant volatility in commodity prices, as well as supply chain interruptions, and has contributed to inflation globally. The U.S. Federal Reserve and other central banks may be unable to contain inflation through more restrictive monetary policy and inflation may increase or continue for a prolonged period of time. Inflationary factors, such as increases in the cost of clinical supplies, interest rates, overhead costs and transportation costs may adversely affect our operating results. In addition, in September 2025, the United States announced the imposition of up to 100% tariffs on imported branded or patented pharmaceuticals, subject to certain exceptions. There remains substantial uncertainty as to whether and when such tariffs may go into effect and whether such tariffs would apply to the importation of active pharmaceutical ingredients or bulk drug products that are intended for use in clinical trials and, more generally, about the duration of existing tariffs, tariff levels, implementation of announced tariffs, litigation challenging tariffs and whether additional tariffs or retaliatory actions may be imposed, modified or suspended. Although we do not believe that the macroeconomic factors discussed above have had a material impact on our financial position or results of operations to date, our financial position or results of operations may be adversely affected in the future due to these factors, and such factors may lead to increases in the cost of manufacturing our product candidates and delays in initiating trials. In addition, global credit and financial markets have experienced extreme volatility and disruption in the past several years and the foregoing factors have led to and may continue to cause diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, uncertainty about economic stability and continued inflation.

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

If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, integrity oversight and reporting obligations, exclusion from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If, and to the extent that, we or our collaborators are unable to comply with these regulations, our ability to earn potential royalties from sales of product candidates under our collaboration agreements would be materially and adversely impacted. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. The imposition of any of these penalties or other commercial limitations could negatively impact our collaboration arrangements or cause our collaborators to terminate the related license and collaboration agreement, either of which would materially and adversely affect our business, financial condition and results of operations.

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

As of December 31, 2025, we had 132 full-time equivalent employees, including 103 full-time equivalent employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, scientific, sales, marketing, research, development, regulatory, manufacturing, financial and other resources. In addition, as our operations expand, we expect that we will need to manage relationships with strategic collaborators, CROs, contract manufacturers, suppliers, vendors and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. We may not be successful in accomplishing these tasks in growing our company, and our failure to accomplish any of them could adversely affect our business and operations.

Significant disruptions of information technology systems or cybersecurity incidents could adversely affect our business.

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including internet-based systems, to support business processes as well as internal and external communications. The size and complexity of our internal computer systems and those of our CROs, contract manufacturers, collaborators, and other third parties on which we rely may make them potentially vulnerable to breakdown, telecommunications and electrical failures, and malicious intrusion such as ransomware and computer viruses that may result in the impairment of key business processes. Our systems are potentially vulnerable to cybersecurity breaches, by employees or others, which may expose sensitive data to unauthorized persons. The increasing use of artificial intelligence technologies by hackers may materially increase the sophistication, frequency and impact of cybersecurity attacks against us. Such cybersecurity breaches or other cybersecurity incidents may allow hackers access to our pre-clinical compounds, strategies, discoveries, trade secrets and/or other confidential information. Additionally, sensitive data could be leaked, disclosed or revealed as a result of or in connection with our employees’, personnel’s, vendors’ or partners’ use of generative artificial intelligence technologies. Any disruption or cybersecurity incident, to the extent it was to result in the loss, destruction, unavailability, alteration or dissemination of, or damage to, our data or applications, or for it to be believed or reported that any of these occurred, could harm our reputation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue.

The risk of a cybersecurity incident or other informational technology disruption, particularly through cyberattacks, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world has increased. In addition, the use of artificial intelligence by cybercriminals may increase the frequency and severity of cybersecurity attacks, including against us or the third parties on which we rely. Cybersecurity attacks and breaches may be difficult to detect and any delay in identifying them may increase the harm caused, and it may take considerable time for us to investigate and evaluate the full impact of cyberattacks, particularly for sophisticated attacks, which may inhibit our ability to provide prompt, full, and reliable information about cybersecurity incidents to our customers, regulators, and the public. If we are unable to prevent such cybersecurity incidents or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties. Although we maintain liability insurance for cybersecurity incidents, such insurance may not be sufficient in type or amount to cover us against all claims related to cybersecurity incidents, breaches, and other related incidents.

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

As more groups become engaged in scientific research and product development in fields related to our product candidates, such as hepcidin mimetics or IL-23R, the risk of our patents, or patents that we have in-licensed, being challenged through derivation proceedings, oppositions, re-examinations, litigation or other means will likely increase. An adverse outcome in a patent dispute could have a material adverse effect on our business by:

●	causing us to lose patent rights in the relevant jurisdiction(s);
●	subjecting our collaborators or us to litigation, or otherwise preventing the commercialization of product candidates in the relevant jurisdiction(s); or
●	requiring our collaborators or us to obtain licenses to the disputed patents, cease using the disputed technology or develop or obtain alternative technologies.

An adverse outcome in a patent dispute could severely harm our collaborations or cause our collaborators to terminate their respective agreements.

Litigation or other legal proceedings relating to intellectual property claims, with or without merit, are unpredictable and generally expensive and time consuming and, even if resolved in our favor, are likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common stock. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating or from successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

Because we expect to rely on third parties in the development and manufacture of our product candidates, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Enforcing a claim that a party illegally obtained and is using our trade secrets is challenging and the outcome is unpredictable. In addition, courts outside of the United States may be less willing to protect trade secrets. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. From January 1, 2025 through December 31, 2025, the reported sale price of our common stock has fluctuated between $35.09 and $95.35 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, payouts under, as well as the incentive value of, our stock-based compensation arrangements for employees can fluctuate and investors may experience losses on their investment in our common stock, including due to the factors discussed in these “Risk Factors” and elsewhere in this Annual Report.

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

Shareholder activism could cause material disruption to our business.

Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as actions related to environment, social and governance matters, financial restructuring, increased borrowing, dividends, share repurchases or even sales of assets or the entire company. Responding to proxy contests and other actions by such activist investors or others in the future could be costly and time consuming, disrupt our operations and divert the attention of our board of directors and senior management from the pursuit of our business strategies, which could adversely affect our results of operations and financial condition.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than fifty percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change taxable income or tax liability may be limited. We have experienced ownership changes in the past, resulting in annual limitations in our ability to use our NOLs and credits. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOLs and tax credit carryforwards presented in our financial statements could be limited and may expire unused. Any such material limitation or expiration of our NOLs may harm our future operating results by effectively increasing our future tax obligations.

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

We could be subject to additional tax liabilities.

We are subject to U.S. federal, state, and local taxes in the United States and other countries. Significant judgment is required in evaluating our tax positions. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations and the prudence and feasibility of possible tax planning strategies. We continue to monitor new tax legislation, such as the One Big Beautiful Bil Act, enacted in 2025, which permits the expensing of certain research and development expenditures in the United States incurred in tax years beginning in 2025, or other developments since significant changes in tax legislation, or in the interpretation of existing legislation, could materially and adversely affect our financial condition and operating results.

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

Risk Management Approach

We have documented cybersecurity policies and standards, and we assess risks from cybersecurity threats and monitor information systems for potential cybersecurity issues. These processes are managed and monitored by a dedicated cybersecurity team, including third-party service providers, and led by our Head of IT, and include mechanisms, controls, technologies, systems, and other processes designed to help prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting our data and help maintain a stable information technology environment. For example, we use processes, tools and external services to conduct regular vulnerability testing, penetration testing, data recovery testing, security audits, and ongoing risk assessments, including due diligence on and audits of our key technology vendors, CROs, and other contractors and suppliers.

We work to maintain a strong cybersecurity posture through a multi-layered approach. Our endpoint detection and response (“EDR”) system helps monitor and analyze endpoint devices, and is designed to assist us in quickly identifying and responding to emerging threats, including those from our third-party service providers. Complementing our EDR capabilities, our managed detection and response service assists with threat monitoring, proactive threat hunting, and rapid incident response. Furthermore, we employ data loss prevention tools to help enforce strict data security policies, prevent unauthorized access and protect the transmission of sensitive information. These integrated technologies help us to detect, mitigate, and respond to cyberthreats, with the goal of minimizing potential disruptions to our business operations.

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

Our Board as a whole has oversight for the most significant risks facing us and for our processes to help identify, prioritize, assess, manage, and mitigate those risks, including oversight of cybersecurity risks. Our Board receives updates at least annually on cybersecurity and information technology matters and related risk exposures from our Head of IT as well as other members of our senior leadership team.

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

Item 2.Properties

We lease approximately 60,600 square feet of office and laboratory space in Newark, California under a lease agreement, as amended, that expires in November 2029. We believe that our existing facilities are adequate to meet our current business needs. We anticipate that additional space will be available on commercially reasonable terms, if required.

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

Stockholders

As of the close of business on February 18, 2026, there were two stockholders of record of our common stock. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, or corporations, or other entities identified in security listings maintained by depositories.

Dividends

To date, we have never declared or paid any cash dividends. The declaration of any future cash dividend will be at the discretion of our Board and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent factors determined by our Board.

Performance Graph

The following is not deemed “filed” with the Securities and Exchange Commission and shall not be incorporated by reference into any filing we make under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing. The graph below shows the cumulative total stockholder return assuming an investment on December 31, 2020 in each of our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph compares the performance of a $100 investment in our common stock and in each index (assuming reinvestment of all dividends) from December 31, 2020 to December 31, 2025.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
3/25
6/25
9/25
12/25
$128
$223
$88
$170
$117
$39
$42
$54
$114
$137
$83
$114
$144
$172
$223
$191
$240
$274
$330
$433
Protagonist Therapeutics, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*The comparisons in this graph are based on hisorical data and are not indicative of, or intended to forecast, future performance of our common stock.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are an integrated discovery and development company with a validated technology platform. Our programs fall into three broad therapeutic areas: (i) inflammation and immunology (“I&I”), (ii) hematology and (iii) metabolic diseases. Our aim is to develop medicines for biologically and commercially validated targets which demonstrate a strong differentiation compared to existing therapies.

Our Development Products and Discovery Programs

Icotyde™ (icotrokinra)

Icotyde™ (icotrokinra) is a first-in-class investigational targeted oral peptide that selectively blocks the Interleukin-23 receptor (“IL-23R”), which underpins the inflammatory response in psoriasis and offers potential in other IL-23-mediated diseases. Icotyde is licensed to Janssen Biotech, Inc., a Johnson & Johnson company (“JNJ”), under a license and collaboration agreement initially entered into in 2017. Following Icotyde’s joint discovery by Protagonist and JNJ scientists, pursuant to the license and collaboration agreement, we were primarily responsible for the development of Icotyde through Phase 1, with JNJ assuming responsibility for development in Phase 2 and beyond. In July 2025 and September 2025, respectively, JNJ submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) and an application to the European Medicines Agency (“EMA”) seeking the first approval of Icotyde for the treatment of adults and pediatric patients 12 years of age and older with moderate-to-severe plaque psoriasis. JNJ has disclosed that it expects to launch Icotyde in the United States in 2026, subject to regulatory approval.

Rusfertide

Rusfertide is a first-in-class investigational injectable mimetic of the natural hormone hepcidin in development for the treatment of the rare blood disorder polycythemia vera (“PV”). We discovered rusfertide, advanced it into Phase 3 development, and in early 2024 entered into a co-development and co-commercialization arrangement with Takeda Pharmaceuticals, Inc. (“Takeda”) under a license and collaboration agreement entered into in January 2024. We remained primarily responsible for clinical development activities through rusfertide’s NDA filing for the treatment of erythrocytosis in patients with PV, which we and Takeda submitted in December 2025. Rusfertide has also received Orphan Drug status, Fast Track designation and, in August 2025, Breakthrough Therapy designation (“BTD”). BTD is a process designed to expedite the development and review of drugs that are intended to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapies. BTD also provides eligibility for priority NDA review, and Orphan Drug status qualifies sponsors for various incentives, including the potential for extended market exclusivity. Takeda has disclosed that it expects to launch rusfertide in the second half of 2026, subject to regulatory approval.

IL-17 Program

PN-881. We are developing PN-881, a potential best-in-class oral peptide IL-17 antagonist, for the treatment of immune-mediated skin diseases. PN-881 targets three IL-17 dimers (IL-17 AA, AF and FF), and may offer potential treatment options for plaque psoriasis, psoriatic arthritis (“PsA”), hidradenitis suppurativa (“HS”), and spondyloarthritis.

In October 2025, the first human subject was dosed in our Phase 1 trial of PN-881 (ClinicalTrials.gov identifier NCT07153146) evaluating its safety, tolerability, pharmacokinetics and pharmacodynamics in healthy adults. Results of the PN-881 Phase 1 study are expected to inform the design and dosing in a subsequent dose-ranging psoriasis trial. We expect to complete the Phase 1 study in mid-2026 and initiate a Phase 2 study of PN-881 in psoriasis by the end of 2026.

Obesity Program

PN-477. In June 2025, we nominated PN-477, a potential best-in-class novel triple GLP-1, GIP and GCG receptor agonist peptide with oral (“PN-477o”) and subcutaneous (“PN-477sc”) routes of administration, as a development candidate for the treatment of obesity. We designed PN-477 to offer an optimal combination of total body weight loss, improved gastrointestinal tolerability and fat to lean mass ratio, with the dosing convenience of a once-daily oral agent and the added optionality of a once-weekly subcutaneous administration. IND-enabling studies of PN-477 are underway and the initiation of Phase 1 clinical studies in PN-477sc and PN-477o are anticipated by mid-2026 and in the second half of 2026, respectively.

PN-458. In December 2025, we nominated development candidate PN-458, a potential best-in-class novel dual GLP-1 and GIP receptor agonist peptide, as a development candidate for the treatment of obesity, with optionality for both an oral (“PN-458o”) and subcutaneous (“PN-458sc”) formulation. IND-enabling studies for PN-458o and PN-458sc are ongoing.

Oral Hepcidin Program

PN-8047. In December 2025, we nominated development candidate PN-8047, an orally administered hepcidin functional mimetic small molecule, which we believe may be complementary to the injectable rusfertide for offering the best treatment options for PV. IND-enabling studies for PN-8047 are ongoing.

Other Programs

We also have a number of pre-clinical stage drug discovery programs addressing biologically and commercially validated targets, including an oral IL-4R alpha antagonist for the treatment of atopic dermatitis and moderate-to-severe asthma, and amylinR-based oral and subcutaneous mono- and poly-agonists for the treatment of obesity.

Significant Cash Resources

We ended fiscal 2025 with cash, cash equivalents and marketable securities of approximately $646.0 million, as compared to cash, cash equivalents and marketable securities of approximately $559.2 million as of December 31, 2024. In 2026 and beyond, we are eligible to receive significant milestone, royalty and other payments from our collaborations with JNJ and Takeda, as described below. The receipt of future royalties and commercial milestones is contingent upon the relevant products receiving FDA approval and achieving a successful commercial launch.

Collaboration Agreements

JNJ License and Collaboration Agreement

We and JNJ are parties to a license and collaboration agreement related to the development and commercialization of Icotyde. We entered into the agreement in July 2017, and amended it in May 2019, July 2021 and November 2024 (as amended, the “JNJ License and Collaboration Agreement”). Pursuant to the JNJ License and Collaboration Agreement, we were primarily responsible for the discovery, IND-enabling studies and the initial Phase 1 study for Icotyde, and JNJ is primarily responsible for conducting all further development.

We have earned a total of $337.5 million in milestone payments from JNJ under the agreement, including a $165.0 million milestone payment earned in the fourth quarter of 2024. We are eligible to receive up to $630.0 million in future development and sales milestone payments, including the following potential milestones:

We will also receive upward tiering royalties on net worldwide Icotyde product sales at percentages ranging from 6% to 10%. Our weighted average royalty rate on the first $4.0 billion in annual net sales is 7.25%, and the rate on net sales over $4.0 billion is 10%. See Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report for additional information.

Takeda Collaboration Agreement

In January 2024, we entered into a worldwide license and collaboration agreement for rusfertide with Takeda (the “Takeda Collaboration Agreement”) related to rusfertide (and specified second-generation injectable hepcidin mimetic compounds developed and commercialized under the agreement that are not currently in development). In December 2025, Takeda submitted an NDA to the FDA for rusfertide in PV. We were primarily responsible for the clinical development of rusfertide through NDA filing and remain primarily responsible for the conduct of ongoing rusfertide long-term extension studies. Under the terms of the agreement, we received an upfront payment of $300.0 million in April 2024 and a $25.0 million milestone payment in September 2025 upon completion of the Phase 3 VERIFY clinical trial (NCT05210790) report.

Under the Takeda Collaboration Agreement, we and Takeda share equally in profits and losses (50% to us and 50% to Takeda) associated with rusfertide in the United States. We also will receive tiered royalties ranging from 10% to 17% on ex-U.S. net sales of rusfertide. However, we have the right under the Takeda Collaboration Agreement to opt-out of the U.S. profit and loss sharing arrangement. We currently expect to exercise that right in the second quarter of 2026, within the 90-day opt-out window beginning 120 days after the NDA filing date as prescribed in the agreement.

If we exercise our opt-out right, Takeda will have an exclusive worldwide license to develop and commercialize rusfertide, and we will receive royalties of 14% to 29% on annual worldwide net sales, with a weighted average royalty rate of 21% at $1.5 billion in net sales and a rate of 29% for net sales over $1.5 billion. In addition, under the agreement, we are eligible to receive up to an aggregate of $975.0 million in development, regulatory and sales milestones, including the $25.0 million milestone payment already received in September 2025, and up to $400.0 million in payments for exercising the opt-out right. Upcoming potential development milestones and potential sales milestones under the agreement if we exercise our opt-out right include the following:

If we do not exercise our opt-out right, we will be eligible to receive up to an aggregate of $305.0 million in development, regulatory and sales milestones and will continue sharing equally in profits and losses associated with rusfertide in the United States. In addition, we will receive tiered royalties ranging from 10% to 17% on ex-U.S. net sales of rusfertide.

See Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report for further details related to the agreement, including our opt-out rights.

Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act, which includes comprehensive U.S. corporate tax legislation, was enacted. The legislation includes the extension and modification of provisions originally introduced under the Tax Cuts and Jobs Act of 2017 and the introduction of new provisions. Key provisions include the restoration of bonus depreciation allowances, changes to the limitations on deductibility of business interest expense, and the reintroduction of immediate expensing of U.S. research and development costs. The impact of the tax law changes on current and deferred taxes is reported in continuing operations in the interim period that includes the enactment date. See Note 13 to the Consolidated Financial Statements included elsewhere in this Annual Report for additional information.

Risks and Uncertainties

We describe the respective risks, uncertainties and assumptions that could affect our business, financial condition and/or results of operations in Part I, Item 1A. “Risk Factors” herein.

Operations

We have incurred cumulative net losses from inception through December 31, 2025 of $470.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research and development expenses and other expenses related to our ongoing operations, clinical development and pre-clinical discovery programs.

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

There has been uncertainty and disruption in the global economy and financial markets due to a number of factors, including but not limited to geopolitical instability, high interest rates, and changes in trade policies, including tariffs or other trade restrictions or the threat of such actions and retaliatory actions. Our business may also be impacted by changes or disruptions at the FDA and other government agencies. We have taken into consideration any known impacts to our accounting estimates to date and are not aware of any additional specific events or circumstances that would require any additional updates to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of the date of the filing of this Annual Report on Form 10-K. These estimates may change as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Revenue Recognition

Accounting Standards Codification Topic 606, Revenue from Contracts with Customers requires us to allocate the arrangement consideration on a relative standalone selling price basis for each performance obligation after determining the transaction price of the contract and identifying the performance obligations to which that amount should be allocated. The relative standalone selling price is defined as the price at which an entity would sell a promised good or service separately to a customer. If other observable transactions in which we have sold the same performance obligation separately are not available, we estimate the standalone selling price of each performance obligation. Key assumptions to determine the standalone selling price may include forecast revenues, development timelines, reimbursement rates for personnel costs, discount rates and probability of technical and regulatory success.

Whenever we determine that goods or services promised in a contract should be accounted for as a combined performance obligation over time, we determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue is recognized using the proportional performance method. Costs incurred or labor hours are typically used as the measure of performance. Management’s judgment is required to determine the level of effort required under an arrangement and the period over which we expect to complete our performance obligations. If we determine that the performance obligation is satisfied over time, any upfront payment received is initially recorded as deferred revenue on our consolidated balance sheets.

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

Components of Our Results of Operations

License and Collaboration Revenue

Our license and collaboration revenue is derived from payments we receive from our collaboration partners under the JNJ License and Collaboration Agreement and the Takeda Collaboration Agreement. We expect our revenue to increase significantly in future periods due to the receipt of milestone payments, including payments related to NDA approvals, the potential exercise of our opt-out rights under the Takeda Collaboration Agreement, and royalties, if NDA approval is received for Icotyde in psoriasis and/or rusfertide in PV and one or both of these products are commercialized. See Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

We expect our research and development expenses to increase in the near term as compared to prior year periods as we continue to focus our resources toward advancing our pre-clinical and drug discovery research and clinical programs, including progressing our product development candidates PN-881, PN-477, PN-458 and PN-8047 through IND-enabling studies, or foreign equivalents. The process of conducting research, identifying potential product candidates, conducting pre-clinical studies and clinical trials necessary to obtain regulatory approval and commencing pre-commercialization activities is costly and time intensive. We may never succeed in achieving marketing approval for our product candidates regardless of our costs and efforts. The probability of success of our product candidates may be affected by numerous factors, including pre-clinical data, clinical data, competition, manufacturing capability, our cost of goods to be sold, our ability to receive, and the timing of, regulatory approvals, market conditions, and our ability to successfully commercialize our products if they are approved for marketing. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will be able to generate revenue from the commercialization and sale of any of our product candidates. Our research and development programs are subject to change from time to time as we evaluate our priorities and available resources.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated costs, and other expenses for outside professional services, including legal, human resources and audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated costs consist of expenses for rent and maintenance of facilities, information technology, depreciation and amortization expense and other administrative supplies. We expect to continue to incur expenses to support our continued operations as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of the national securities exchange on which our securities are traded, insurance expenses, investor relations expenses, audit fees, professional services and general overhead and administrative costs.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and marketable securities, which is comprised of contractual interest, premium amortization and discount accretion.

Other Income (Expense), Net

Other income (expense), net consists primarily of amounts related to foreign exchange gains and losses, realized gains and losses on marketable securities, and related items.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

	Year Ended December 31,		Dollar	%
	2025	2024	Change	Change

	(Dollars in thousands)
License and collaboration revenue	$46,016	$434,433	$(388,417)	(89)
Operating expenses:
Research and development (1)	159,290	138,128	21,162	15
General and administrative (2)	44,853	43,462	1,391	3
Total operating expenses	204,143	181,590	22,553	12
(Loss) income from operations	(158,127)	252,843	(410,970)	(163)
Interest income	28,789	26,315	2,474	9
Other income, net	27	250	(223)	(89)
(Loss) income before income tax expense	(129,311)	279,408	(408,719)	(146)
Income tax expense	838	4,220	(3,382)	(80)
Net (loss) income	$(130,149)	$275,188	$(405,337)	(147)

(1) Includes $26.4 million and $20.9 million of non-cash stock-based compensation expense for the years ended December 31, 2025 and 2024, respectively.

(2) Includes $19.6 million and $16.6 million of non-cash stock-based compensation expense for the years ended December 31, 2025 and 2024, respectively.

License and Collaboration Revenue

License and collaboration revenue was comprised of the following for the years presented:

	Year Ended December 31,		Dollar	%
	2025	2024	Change	Change

	(Dollars in thousands)
License and collaboration revenue:
Takeda Collaboration Agreement revenue	$46,016	$269,433	$(223,417)	(83)
JNJ License and Collaboration Agreement revenue	—	165,000	(165,000)	(100)
Total license and collaboration revenue	$46,016	$434,433	$(388,417)	(89)

License and collaboration revenue decreased by $388.4 million from $434.4 million for the year ended December 31, 2024 to $46.0 million for the year ended December 31, 2025. The decrease in revenue was primarily attributable to lower milestone and collaboration revenue, which is highly variable and dependent upon factors such as the timing of when regulatory and sales milestones are achieved, if at all, and the accounting for any upfront payments associated with any existing or new agreements.

License and collaboration revenue for the year ended December 31, 2025 of $46.0 million related to the Takeda Collaboration Agreement and was comprised of (i) $21.3 million representing a portion of the $25.0 million milestone payment received in September 2025 that was allocated to the rusfertide license delivery performance obligation under the agreement and (ii) $24.7 million for development services provided by us during the period based on the cost-based input method. As of December 31, 2025, the remaining $9.6 million in deferred revenue will be recognized through the conclusion of the development services performance obligation.

License and collaboration revenue for the year ended December 31, 2024 of $434.4 million included (i) $254.1 million of the $300.0 million upfront cash payment allocated to the delivery of the rusfertide license to Takeda upon effectiveness of the Takeda Collaboration Agreement in March 2024, (ii) $15.3 million allocated to development services provided by us during the period based on the cost input method under the Takeda Collaboration Agreement and (iii) $165.0 million milestone payment pursuant to the terms of the JNJ License and Collaboration Agreement for a Phase 3 clinical trial of any licensed product for any indication meeting its primary endpoint.

We do not have any commercialized products, and our revenue is derived from licensing and collaboration agreements. As described above, we have the right under the Takeda Collaboration Agreement to opt-out of the US profit and loss sharing arrangement. We currently expect to exercise that right in the second quarter of 2026 and, if we exercise that right, will be eligible to receive up to $400.0 million in payments, along with an enhanced milestone payment of $75.0 million upon the FDA’s approval of rusfertide. In addition, we may also receive royalties in 2026 from the launch of Icotyde and rusfertide, if they obtain FDA approval.

Research and Development Expenses

	Year Ended December 31,		Dollar	%
	2025	2024	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide	$85,142	$97,862	$(12,720)	(13)
Clinical and development expense — PN-881	10,513	—	10,513	*
Clinical and development expense — other	249	326	(77)	(24)
Pre-clinical and drug discovery research expense	63,386	39,940	23,446	59
Total research and development expenses	$159,290	$138,128	$21,162	15

*Percentage not meaningful.

Research and development expenses increased $21.2 million, or 15%, from $138.1 million for the year ended December 31, 2024 to $159.3 million for the year ended December 31, 2025. The increase was primarily due to an increase of $23.4 million in pre-clinical and drug discovery research program expenses, including costs related to our obesity program product candidates PN-477 and PN-458 and our oral hepcidin program product candidate PN-8047, and $10.5 million in costs related to IL-17 program product candidate PN-881. We initiated a Phase 1 clinical study of PN-881 during the fourth quarter of 2025 and have included costs associated with this program beginning in October 2025 in the table above. These amounts were partially offset by a decrease of $12.7 million in rusfertide expenses due primarily to the completion of our Phase 3 VERIFY trial during the first quarter of 2025.

We had 103 and 98 full-time equivalent research and development employees as of December 31, 2025 and 2024, respectively. Research and development personnel-related expenses for the year ended December 31, 2025 increased by $6.5 million as compared to the year ended December 31, 2024, primarily driven by an increase in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased $1.4 million, or 3%, from $43.5 million for the year ended December 31, 2024 to $44.9 million for the year ended December 31, 2025. This increase was primarily due to a $2.9 million increase in stock-based compensation expense and an increase of $2.6 million in professional services expenses, partially offset by $4.6 million in advisory and legal fees incurred during the year ended December 31, 2024 related to the Takeda Collaboration Agreement.

We had 29 and 28 full-time equivalent general and administrative employees as of December 31, 2025 and 2024, respectively.

Interest Income

Interest income increased $2.5 million, or 9%, from $26.3 million for the year ended December 31, 2024 to $28.8 million for the year ended December 31, 2025. This increase was primarily due to higher invested balances, partially offset by lower average yields during 2025.

Income Tax Expense

Income tax expense was $0.8 million and $4.2 million for the year ended December 31, 2025 and 2024, respectively. Income tax expense for the year ended December 31, 2025 consisted of adjustments related to the filing of our 2024 tax return during the period. Income tax expense for the year ended December 31, 2024 was a result of taxable income from the recognition of revenue in connection with the Takeda Collaboration Agreement and the JNJ License and Collaboration Agreement. The effective tax rate was 0.6% and 1.5% for the years ended December 31, 2025 and 2024, respectively.

Comparison of the Years Ended December 31, 2024 and 2023

See “Part II, Item 7—Results of Operations—Comparison of the Years Ended December 31, 2024 and 2023” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 21, 2025, for a discussion of our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

We had $646.0 million and $559.2 million in cash, cash equivalent and marketable securities as of December 31, 2025 and 2024, respectively. Historically we have funded our operations primarily from receipt of payments under collaboration agreements, as discussed in “Collaboration Agreements” above, and net proceeds from the sale of shares of our common stock.

In April 2023, we completed an underwritten public offering of 5,000,000 shares of our common stock at a public offering price of $20.00 per share and issued an additional 750,000 shares of common stock at a price of $20.00 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs paid by us, were approximately $107.8 million for the year ended December 31, 2023.

In August 2022, we entered an Open Market Sale AgreementSM , pursuant to which we may offer and sell up to $100.0 million shares of our common stock from time to time in “at-the-market” offerings (the “2022 ATM Facility”). During the year ended December 31, 2023, we sold 1,749,199 shares of our common stock under the 2022 ATM Facility for net proceeds of $24.3 million, after deducting issuance costs. There were no sales of our common stock under the 2022 ATM Facility during the years ended December 31, 2025 and 2024.

Pre-Funded Warrants

In August 2018, we entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”). In a concurrent private placement, we issued the Investors warrants to purchase an aggregate of 2,750,000 shares of our common stock (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant was exercisable from August 8, 2018 through August 8, 2023. In August 2023, prior to the expiration of the Warrants, we entered into certain agreements with the Investors and their affiliates under which we agreed to allow the Warrants to be exercised in exchange for pre-funded warrants representing the same number of Warrant Shares underlying the Warrants with an exercise price of $0.001 per share (the “Pre-Funded Warrants”). Subsequent to the execution of the agreements and prior to the expiration of the Warrants, all outstanding Warrants were exercised for gross proceeds of $34.4 million in exchange for 44,748 shares of our common stock and Pre-Funded Warrants to purchase 2,705,252 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Pre-Funded Warrants) with an exercise price of $0.001 per share. The Pre-Funded Warrants will expire upon the day they are exercised in full. The Pre-Funded Warrants are exercisable at any time prior to expiration except that the Pre-Funded Warrants cannot be exercised by the Investors if, after giving effect thereto, the Investors would beneficially own more than 9.99% of our common stock, subject to certain exceptions. In accordance with Accounting Standards Topic 260, “Earnings Per Share,” outstanding Pre-Funded Warrants are included in the computation of basic net loss (income) per share because the exercise price is negligible, and they are fully vested and exercisable after the original issuance date. No Pre-Funded Warrants were exercised during the year ended December 31, 2025. During the year ended December 31, 2024, Pre-Funded Warrants to purchase 84,992 shares were net exercised, resulting in the issuance of 84,989 shares of common stock. As of December 31, 2025, Pre-Funded Warrants to purchase 1,500,000 shares of common stock remained outstanding.

Capital Requirements

As of December 31, 2025, we had $646.0 million of cash, cash equivalents and marketable securities and an accumulated deficit of $470.7 million. Our capital expenditures were $1.6 million, $1.4 million and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. Our primary uses of cash are to fund our operating expenses, including our research and development expenditures and general and administrative costs. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months from the date of this Annual Report on Form 10-K based on current operating plans and financial forecasts.

While we do not currently anticipate a need for additional funding, we may require additional funding in the future to advance our discovery pipeline and to develop, acquire, or in-license other potential product candidates. Our future funding requirements will depend on many factors, including those described in Part I, Item 1A, “Risk Factors.” Such additional funding may come from various sources, including raising additional capital, seeking access to debt, and seeking additional collaborative or other arrangements with partners, but such funding may not be available on terms acceptable to us, if at all.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024	2023

Consolidated Statements of Cash Flows Data:	(Dollars in thousands)
Cash provided by (used in) operating activities	$57,671	$184,152	$(70,236)
Cash used in investing activities	$(49,332)	$(299,483)	$(39,258)
Cash provided by financing activities	$22,864	$25,853	$170,477
Stock-based compensation	$45,974	$37,554	$29,293
Change in deferred revenue	$(21,017)	$30,567	$—

Cash Provided by (Used in) Operating Activities

Cash provided by operating activities for the year ended December 31, 2025 was $57.7 million and consisted primarily of a net change of $146.2 million in net operating assets and liabilities and certain non-cash items, including $46.0 million of stock-based compensation, partially offset by a net loss of $130.1 million during the period. The change in net operating assets and liabilities was driven primarily by a $165.0 million milestone payment received under the JNJ License and Collaboration Agreement, partially offset by a $21.0 million change in deferred revenue. The $126.5 million decrease in cash provided by operating activities during the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to the receipt of a $300.0 million one-time, non-refundable upfront payment upon the effectiveness of the Takeda Collaboration Agreement in 2024, partially offset by the receipt of the $165.0 million milestone payment from JNJ and the $25.0 million milestone payment from Takeda in 2025.

Cash provided by operating activities for the year ended December 31, 2024 was $184.2 million and consisted primarily of our net income of $275.2 million and certain non-cash items, including $37.6 million of stock-based compensation, partially offset by a net change of $122.6 million in net operating assets and liabilities. The change in net operating assets and liabilities was driven primarily by a change of $155.0 million in receivable from a collaboration partner related to a milestone payment under the JNJ License and Collaboration Agreement, partially offset by a change of $30.6 million in deferred revenue related to the Takeda Collaboration Agreement. The $254.4 million increase in cash provided by operating activities during the year ended December 31, 2024, as compared to the year ended December 31,

2023, was primarily due to the receipt of a $300.0 million one-time, non-refundable upfront payment upon the effectiveness of the Takeda Collaboration Agreement in 2024.

Cash Used in Investing Activities

Cash used in investing activities for the year ended December 31, 2025 was $49.3 million and consisted primarily of purchases of marketable securities of $546.6 million and purchases of property and equipment of $1.6 million, partially offset by proceeds from maturities and sales of marketable securities of $498.8 million. The $250.2 million decrease in cash used in investing activities for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily related to investments made with a portion of the proceeds from the $300.0 million upfront payment received from Takeda in 2024. Purchases of property and equipment were primarily related to laboratory equipment and furniture and fixtures.

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

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2025 was $22.9 million and consisted of net cash proceeds of $23.3 million from the issuance of common stock upon exercises of stock options and purchases of stock under our employee stock purchase plan (“ESPP”), partially offset by $0.5 million in tax withholding payments related to the net settlement of restricted stock units. The $3.0 million decrease in cash provided by financing activities for year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to a $3.1 million decrease in proceeds from the issuance of common stock upon exercise of options and purchases of common stock under our ESPP.

Cash provided by financing activities for the year ended December 31, 2024 was $25.9 million and consisted of net cash proceeds of $26.5 million from the issuance of common stock upon exercises of stock options and purchases of stock under our ESPP, partially offset by $0.6 million in tax withholding payments related to the net settlement of restricted stock units. The $144.6 million decrease in cash provided by financing activities for year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to $107.8 million of proceeds received from a public offering of our common stock in April 2023, $24.3 million of proceeds from sales of our common stock under the 2022 ATM Facility in 2023, and $34.3 million in proceeds from exercises of warrants in 2023 in exchange for Pre-Funded Warrants and common stock. These changes were partially offset by a $21.7 million increase in proceeds from the issuance of common stock upon exercise of options and purchases of common stock under our ESPP.

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

In January 2020, we initiated arbitration proceedings with the International Court of Arbitration of the International Chamber of Commerce against Zealand Pharma A/S (“Zealand”) related to a collaboration agreement we and Zealand entered into in 2012 and terminated in 2014. In August 2021, we and Zealand agreed to resolve the dispute and reached an Arbitration Resolution Agreement. Under the Arbitration Resolution Agreement, we are obligated to make certain payments related to rusfertide, including (i) up to $2.75 million future development milestone payments, (ii) a 1% royalty on worldwide net sales, and (iii) sales milestones for achievement of annual net sales amounts in specific geographies. See Note 7 and Note 9 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our interest-earning investments and inflation risk affecting labor costs and clinical trial costs.

Interest Rate Fluctuation Risk

We had $646.0 million and $559.2 million in cash, cash equivalents and marketable securities at December 31, 2025 and 2024, respectively. Our cash and cash equivalents consist of cash, money market funds, certificate of deposit and commercial paper. Marketable securities consist of government and agency bonds, commercial paper and corporate bonds. A portion of our investments may be subject to interest rate risk and could decline in value if market interest rates increase. Based on our interest rate sensitivity analysis, an immediate 100 basis point increase in interest rates would increase our annual interest income by approximately $3.8 million, while an immediate 100 basis point decrease in interest rates would decrease our annual interest income by approximately $3.8 million.

Approximately $2.8 million and $0.6 million of our cash balance was located in Australia at December 31, 2025 and 2024, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of our expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on the results of our operations.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our costs, such as the cost of labor and research and development contract costs. We do not believe inflation has had a material adverse effect on the results of our operations during the year ended December 31, 2025.

Item 8. Financial Statements and Supplementary Data

PROTAGONIST THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Protagonist Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Protagonist Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Takeda Collaboration Agreement
Description of the Matter

As described in Note 3, for the year ended December 31, 2025, the Company recognized license and collaboration revenue of $24.7 million related to the Takeda Collaboration Agreement for development services provided by the Company during the period based on the cost-based input method. Cost-based input method measures progress based on actual costs incurred in relation to total estimated costs to be incurred to satisfy the development services obligation.

Auditing total estimated costs expected to be incurred to satisfy the development services obligation was complex due to the extensive data analysis performed by the Company to determine the total estimated costs to be incurred.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls addressing the Company’s estimation of the total costs expected to be incurred to satisfy the development services obligation.

Our audit procedures included, among others, testing accuracy and completeness of the data used by management to estimate the total costs expected to be incurred to satisfy the development services obligation, as well as making inquiries of the Company personnel involved with supervising the development program.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

San Mateo, California

February 25, 2026

PROTAGONIST THERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$128,390	$97,249
Marketable securities	438,974	321,664
Receivable from collaboration partner	121	165,000
Prepaid expenses and other current assets	10,089	7,728
Total current assets	577,574	591,641
Marketable securities - noncurrent	78,638	140,252
Property and equipment, net	3,860	3,190
Restricted cash - noncurrent	287	225
Operating lease right-of-use asset	7,829	9,417
Total assets	$668,188	$744,725
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,339	$1,615
Accrued expenses and other payables	28,269	23,693
Deferred revenue	9,550	18,891
Income taxes payable	—	2,689
Operating lease liability	2,283	510
Total current liabilities	45,441	47,398
Deferred revenue - noncurrent	—	11,676
Operating lease liability - noncurrent	8,040	10,356
Total liabilities	53,481	69,430
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 180,000,000 shares authorized; 62,577,897 and 61,035,139 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1	1
Additional paid-in capital	1,084,736	1,015,898
Accumulated other comprehensive income (loss)	641	(82)
Accumulated deficit	(470,671)	(340,522)
Total stockholders’ equity	614,707	675,295
Total liabilities and stockholders’ equity	$668,188	$744,725

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
License and collaboration revenue	$46,016	$434,433	$60,000
Operating expenses:
Research and development	159,290	138,128	120,161
General and administrative	44,853	43,462	33,491
Total operating expenses	204,143	181,590	153,652
(Loss) income from operations	(158,127)	252,843	(93,652)
Interest income	28,789	26,315	14,898
Other income (expense), net	27	250	(201)
(Loss) income before income tax expense	(129,311)	279,408	(78,955)
Income tax expense	838	4,220	—
Net (loss) income	$(130,149)	$275,188	$(78,955)
Net (loss) income per share, basic	$(2.05)	$4.47	$(1.39)
Net (loss) income per share, diluted	$(2.05)	$4.23	$(1.39)
Weighted-average shares used to compute net (loss) income per share, basic	63,573,048	61,566,989	56,763,559
Weighted-average shares used to compute net (loss) income per share, diluted	63,573,048	65,077,722	56,763,559

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net (loss) income	$(130,149)	$275,188	$(78,955)
Other comprehensive income:
Unrealized gain on marketable securities	723	23	60
Gain on translation of foreign operations	—	—	194
Comprehensive (loss) income	$(129,426)	$275,211	$(78,701)

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	Income (Loss)	Deficit	Equity
	Shares	Amount
Balance at December 31, 2022	49,339,252	$—	$752,722	$(359)	$(536,755)	$215,608
Issuance of common stock pursuant to public offerings, net of issuance costs	5,750,000	—	107,798	—	—	107,798
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	1,749,199	1	24,301	—	—	24,302
Exercise of Warrants in exchange for issuance of Pre-Funded Warrants	—	—	33,813	—	—	33,813
Issuance of common stock upon exercise of Warrants	44,748	—	559	—	—	559
Issuance of common stock under equity incentive and employee stock purchase plans	857,377	—	4,774	—	—	4,774
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(31,963)	—	(769)	—	—	(769)
Stock-based compensation expense	—	—	29,293	—	—	29,293
Other comprehensive income	—	—	—	254	—	254
Net loss	—	—	—	—	(78,955)	(78,955)
Balance at December 31, 2023	57,708,613	1	952,491	(105)	(615,710)	336,677
Issuance of common stock under equity incentive and employee stock purchase plans	2,142,094	—	26,453	—	—	26,453
Issuance of common stock upon exercise of Pre-Funded Warrants	1,205,225	—	—	—	—	—
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(20,793)	—	(600)	—	—	(600)
Stock-based compensation expense	—	—	37,554	—	—	37,554
Other comprehensive income	—	—	—	23	—	23
Net income	—	—	—	—	275,188	275,188
Balance at December 31, 2024	61,035,139	1	1,015,898	(82)	(340,522)	675,295
Issuance of common stock under equity incentive and employee stock purchase plans	1,555,394	—	23,343	—	—	23,343
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(12,636)	—	(479)	—	—	(479)
Stock-based compensation expense	—	—	45,974	—	—	45,974
Other comprehensive income	—	—	—	723	—	723
Net loss	—	—	—	—	(130,149)	(130,149)
Balance at December 31, 2025	62,577,897	$1	$1,084,736	$641	$(470,671)	$614,707

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net (loss) income	$(130,149)	$275,188	$(78,955)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	45,974	37,554	29,293
Non-cash lease expense	1,588	2,069	2,335
Depreciation	1,280	826	977
Accretion of discount on marketable securities	(7,223)	(8,875)	(4,569)
Other	(8)	—	194
Changes in operating assets and liabilities:
Receivable from collaboration partner	164,879	(155,000)	(9,990)
Prepaid expenses and other assets	(2,360)	(3,768)	1,753
Accounts payable	3,723	842	(2,868)
Accrued expenses and other payables	4,576	4,289	(5,597)
Payable to collaboration partner	—	(3)	(66)
Deferred revenue	(21,017)	30,567	—
Income taxes payable	(2,689)	2,689	—
Operating lease liability	(903)	(2,226)	(2,743)
Net cash provided by (used in) operating activities	57,671	184,152	(70,236)
Cash Flows from Investing Activities
Purchase of marketable securities	(546,585)	(621,702)	(191,045)
Proceeds from maturities of marketable securities	491,840	323,574	152,396
Proceeds from sale of marketable securities	7,003	—	—
Purchases of property and equipment	(1,590)	(1,355)	(609)
Net cash used in investing activities	(49,332)	(299,483)	(39,258)
Cash Flows from Financing Activities
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	23,343	26,453	4,774
Tax withholding payments related to net settlement of restricted stock units	(479)	(600)	(769)
Proceeds from public offering of common stock, net of issuance costs	—	—	107,798
Proceeds from at-the-market offering, net of issuance costs	—	—	24,302
Proceeds from exercise of Warrants in exchange for issuance of Pre-Funded Warrants	—	—	33,813
Proceeds from issuance of common stock upon exercise of Warrants	—	—	559
Net cash provided by financing activities	22,864	25,853	170,477
Net increase (decrease) in cash, cash equivalents and restricted cash	31,203	(89,478)	60,983
Cash, cash equivalents and restricted cash, beginning of period	97,474	186,952	125,969
Cash, cash equivalents and restricted cash, end of period	$128,677	$97,474	$186,952
Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$3,694	$1,530	$—
Supplemental Disclosure of Non-Cash Financing and Investing Information:
Leasehold improvements obtained under tenant improvement allowance	$360	$1,421	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$—	$46	$61
Right-of-use asset obtained in exchange for lease obligation	$—	$10,511	$—

The accompanying notes are an integral part of these consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Note 1.    Organization and Description of Business

Protagonist Therapeutics, Inc. (the “Company”) is an integrated discovery and development company with a validated technology platform. The Company’s programs fall into three broad therapeutic areas: (i) inflammation and immunology (“I&I”), (ii) hematology and (iii) metabolic diseases. The Company’s aim is to develop medicines for biologically and commercially validated targets which demonstrate a strong differentiation compared to existing therapies.

Icotyde (icotrokinra) is a first-in-class investigational targeted oral peptide that selectively blocks the Interleukin-23 receptor (“IL-23R”) and is licensed to Janssen Biotech, Inc, a Johnson & Johnson company (“JNJ”). Following Icotyde’s joint discovery by the Company and JNJ scientists pursuant to their IL-23R collaboration, the Company was primarily responsible for the development of Icotyde through Phase 1, with JNJ assuming responsibility for development in Phase 2 and beyond. In July 2025, a New Drug Application (“NDA”) was submitted to the U.S. Food and Drug Administration (“FDA”) by JNJ seeking the first approval of Icotyde for the treatment of adults and pediatric patients 12 years of age or older with moderate-to-severe plaque psoriasis. In September 2025, JNJ submitted a Marketing Authorisation Application to the European Medicines Agency for first approval of Icotyde in adults and pediatric patients 12 years of age or older with moderate-to-severe plaque psoriasis.

Rusfertide, a first-in-class investigational injectable mimetic of the natural hormone hepcidin, is currently in development for the treatment of the rare blood disorder polycythemia vera (“PV”). Rusfertide is being co-developed and will be co-commercialized with Takeda Pharmaceuticals, Inc. (“Takeda”), with the Company remaining primarily responsible for clinical development through NDA filing. In August 2025, rusfertide was granted Breakthrough Therapy designation by the FDA for the treatment of erythrocytosis in patients with PV. In December 2025, an NDA was submitted to the FDA by Takeda and the Company seeking the first approval of rusfertide for the treatment of adults with PV.

The Company also has a number of drug discovery and development programs addressing biologically and commercially validated targets, including IL-17 oral peptide antagonist PN-881, obesity triple agonist peptide PN-477, obesity dual agonist peptide PN-458 and oral hepcidin functional mimetic PN-8047.

The Company is headquartered in Newark, California and has one wholly owned subsidiary, Protagonist Pty Limited (“Protagonist Australia”), located in Brisbane, Queensland, Australia.

Liquidity

As of December 31, 2025, the Company had cash, cash equivalents and marketable securities of $646.0 million. The Company has incurred an accumulated deficit from inception through December 31, 2025 of $470.7 million. The Company’s ultimate success depends upon the outcome of its research and development and collaboration activities. The Company may incur additional losses in the future as it continues to invest in its pre-clinical discovery programs and may need to raise additional capital to continue to execute its long-range business plan. Since the Company’s initial public offering in August 2016, it has financed its operations primarily through proceeds from offerings of common stock and payments received under license and collaboration agreements.

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

There has been uncertainty and disruption in the global economy and financial markets due to a number of factors, including but not limited to geopolitical instability, high interest rates, and changes in trade policies, including tariffs or other trade restrictions or the threat of such actions and retaliatory actions. The Company’s business may also be impacted by changes or disruptions at the FDA and other government agencies. The Company has taken into consideration any known impacts in its accounting estimates to date and is not aware of any additional specific events or circumstances that would require any additional updates to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the filing date of this Annual Report on Form 10-K. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Restricted Cash

Restricted cash consists of (i) a cash deposit held as security in connection with a letter of credit related to the Company’s facility lease entered into in March 2017, as subsequently amended, and (ii) a cash deposit held as security in connection with the issuance of a bank guarantee in May 2025 to maintain the active status of the Company’s value-added tax registration.

Cash as Reported in Consolidated Statements of Cash Flows

Cash as reported in the consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash as presented on the consolidated balance sheets.

Cash as reported in the consolidated statements of cash flows consisted of (in thousands):

	December 31,
	2025	2024	2023
Cash and cash equivalents	$128,390	$97,249	$186,727
Restricted cash - noncurrent	287	225	225
Total cash reported on consolidated statements of cash flows	$128,677	$97,474	$186,952

Marketable Securities

All marketable securities have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Short-term marketable securities have maturities greater than three months but not longer than 365 days as of the balance sheet date. Long-term marketable securities have maturities of 365 days or longer as of the balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive income (loss). Realized gains and losses, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest income.

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

Investment Impairment

As of each reporting date, the Company assesses each of its investments in available-for-sale debt securities whose fair value is below its cost basis to determine if the investment’s impairment is due to credit-related factors or noncredit-related factors. Factors considered in determining whether an impairment is credit-related include the extent to which the investment’s fair value is less than its cost basis, declines in published credit ratings, issuer default on interest or principal payments, and declines in the financial condition and near-term prospects of the issuer. Credit-related impairments on available-for-sale debt securities are recognized as an allowance for credit losses with a corresponding adjustment to other income (expense), net. The portion of the impairment that is not credit-related is recorded as a reduction of other comprehensive (loss) income, net of applicable taxes.

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

Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income as well as other changes in stockholders’ equity that result from transactions and economic events other than those from stockholders. The Company’s unrealized gains and losses on available-for-sale securities and foreign currency translation represent the only components of other comprehensive (loss) income that are excluded from reported net (loss) income and that are presented in the consolidated statements of comprehensive (loss) income.

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

Licenses of intellectual property: If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in an arrangement, the Company recognizes revenue allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring proportional performance for purposes of recognizing revenue. The Company evaluates the measure of proportional performance each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

Upfront or advance payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. Amounts payable to the Company and not yet billed to the collaboration partner are recorded as contract assets. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

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

Stock-based compensation expense associated with RSUs and PSUs is based on the fair value of the Company’s common stock on the grant date, which equals the closing market price of the Company’s common stock on the grant date. For RSUs, the Company recognizes compensation expense over the vesting period of the awards that are ultimately expected to vest. PSUs allow the recipients of such awards to earn fully vested shares of the Company’s common stock upon the achievement of pre-established performance objectives. For PSUs, stock-based compensation expense is recognized when the performance objective is expected to be achieved. The Company evaluates the probability of achieving the performance criteria on a quarterly basis. The cumulative effect on current and prior periods of a change in the estimated number of PSUs expected to be earned is recognized as compensation expense or as reduction of previously recognized compensation expense in the period of the revised estimate.

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

In periods when the Company reports a net loss, all common stock equivalents are deemed anti-dilutive such that basic net loss per share of common stock and diluted net loss per share of common stock are equal. In periods in which the Company has net income, the dilutive effect of all potentially outstanding shares is computed using the treasury stock method.

Recently Adopted Accounting Pronouncement

In December 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09 Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public business entities to disclose specific categories in the income tax rate reconciliation annually and provide additional information for reconciling items that meet a qualitative threshold. ASU 2023-09 also requires that entities disclose annually additional information about income taxes paid and disaggregated information for certain items. The Company adopted ASU 2023-09 retrospectively for fiscal years beginning on January 1, 2025. The impact of the adoption of this standard was limited to certain enhanced disclosures in the consolidated financial statements. See Note 13 to these consolidated financial statements for disclosures related to the adoption of this guidance.

Recently Issued Accounting Pronouncement Not Yet Adopted as of December 31, 2025

In December 2025, the FASB issued ASU No. 2025-11 Interim Reporting (Topic 270) – Narrow Scope Improvements (“ASU 2025-11”), which clarifies interim disclosure requirements. ASU 2025-11 also requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This guidance is effective for the Company for interim reporting periods within annual reporting periods beginning on January 1, 2028. Early adoption is permitted. The guidance may be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for the Company for fiscal years beginning on January 1, 2027, and for interim periods within fiscal years beginning on January 1, 2028. Early adoption is permitted. The guidance may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or (2) retrospectively to all prior periods presented in the financial statements. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements and continues to evaluate disclosure presentation alternatives.

Note 3.    License and Collaboration Agreements

JNJ License and Collaboration Agreement

In July 2021, the Company entered into an Amended and Restated License and Collaboration Agreement with JNJ, which amended and restated the License and Collaboration Agreement, effective July 13, 2017, by and between the Company and JNJ, as amended in May 2019 (together, the “JNJ License and Collaboration Agreement”). The JNJ License and Collaboration Agreement relates to the development, manufacture and commercialization of oral IL-23R antagonist drug candidates and enables JNJ to develop collaboration compounds for multiple indications. Under the JNJ License and Collaboration Agreement, JNJ is required to use commercially reasonable efforts to develop at least one collaboration compound for at least two indications.

During the fourth quarter of 2023, the Company earned a $50.0 million milestone payment in connection with the dosing of the third patient in the ICONIC-TOTAL Phase 3 clinical trial of Icotyde in patients with moderate-to-severe psoriasis and a $10.0 million milestone payment upon the dosing of the third patient in the ANTHEM Phase 2b trial moderately-to-severely active ulcerative colitis. The JNJ License and Collaboration Agreement was amended in November 2024 to:

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

The Company earned the $165.0 million milestone payment during the fourth quarter of 2024. The Company has earned a total of $337.5 million in non-refundable payments from JNJ from inception in 2017 through December 31, 2025.

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

Takeda Collaboration Agreement

In January 2024, the Company entered into a worldwide license and collaboration agreement for rusfertide with Takeda, which became effective in March 2024, and was amended in March 2025 (the “Takeda Collaboration Agreement”),

Pursuant to the Takeda Collaboration Agreement, the Company and Takeda are jointly developing and commercializing rusfertide and potentially other specified second-generation injectable hepcidin mimetic compounds (the “Licensed Products”) in the United States (the “Profit-Share Territory”). Takeda is solely and exclusively responsible for the development and commercialization of the Licensed Products in all other countries (the “Takeda Territory”). The Company and Takeda share the costs of the development, manufacture and commercialization activities for the Licensed Products in the Profit-Share Territory, provided that (i) the Company leads, and is solely responsible for its costs associated with, completion of the ongoing Phase 3 VERIFY trial evaluating rusfertide for the treatment of PV; (ii) Takeda leads, and is solely responsible for its costs associated with, U.S. regulatory and pre-commercialization activities related to rusfertide in the Profit-Share Territory; and (iii) Takeda leads commercialization of rusfertide in the Profit-Share Territory, with the Company holding an option to co-detail. Takeda is solely responsible for all costs for the development, manufacture and commercialization of the Licensed Products in the Takeda Territory. The Company granted Takeda a non-transferable, sublicensable and, except for certain specified exceptions, exclusive license to certain intellectual property of the Company to exercise its rights and perform its obligations under the Takeda Collaboration Agreement. In March 2025, the Company and Takeda agreed, pursuant to the provisions of the Takeda Collaboration Agreement, as amended, that Takeda would assume responsibility for leading and implementing the regulatory strategy and associated activities for preparation of the NDA related to rusfertide in PV, which was submitted to the FDA in December 2025. The Company is primarily responsible for clinical development activities through the NDA filing and remains responsible for conducting ongoing rusfertide long-term extension studies.

The Company received a one-time, non-refundable upfront payment of $300.0 million in April 2024. In March 2025, a $25.0 million milestone was deemed probable of achievement following positive topline results from the Phase 3 VERIFY trial of rusfertide in PV and payment was received in September 2025. In addition, the Company is eligible to receive additional worldwide development, regulatory and commercial milestone payments for rusfertide of up to $305.0 million, and tiered royalties from 10% to 17% on net sales of the Licensed Products in the Takeda Territory. The Company and Takeda will also share equally in profits and losses (50% to the Company and 50% to Takeda) for Licensed Products in the Profit-Share Territory. Takeda will book sales of the Licensed Products globally.

The Company has the right to opt-out entirely of profit- and loss-sharing in the Profit-Share Territory for rusfertide and all other Licensed Products (the “Full Opt-out Right”) (i) during the 90-day period beginning 120 days after the filing of an NDA with the FDA for rusfertide for PV (the “Initial Opt-out Period”); and (ii) for convenience without receipt of the Opt-out Payment (as defined below) (generally following the Initial Opt-out Period). In addition, if the Company does not exercise the Full Opt-out Right, the Company may opt-out of any Licensed Product other than rusfertide on a Licensed Product-by-Licensed Product basis (each, a “Partial Opt-out Right” and either the Full Opt-out Right or a Partial Opt-out right being an “Opt-out Right”). Following the Company’s exercise of an Opt-out Right, the Company has agreed to transition applicable development and commercial activities to Takeda, and Takeda has agreed to assume sole operational and financial responsibility for such activities in the United States. The Company expects to exercise the Full Opt-out Right within the 90-day opt-out window beginning 120 days after the NDA filing date in accordance with the agreement.

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

The Company evaluated the Takeda Collaboration Agreement and concluded that it has elements that are within the scope of ASC Topic 606 and ASC Topic 808. As of the effective date of the Takeda Collaboration Agreement, the Company identified two distinct performance obligations: (i) the rusfertide license delivered upon the effectiveness of the Takeda Collaboration Agreement and (ii) certain development services to be provided prior to the Initial Opt-out Period, including certain of the Company’s responsibilities to complete the VERIFY Phase 3 clinical trial in PV and associated manufacturing services.

The Company determined that the initial transaction price totaled $300.0 million, which was comprised of the upfront payment. The Company initially excluded any future estimated milestones or royalties from this transaction price, all of which are either constrained or subject to the sales-and usage-based royalty exception. As part of the Company’s evaluation of this variable consideration constraint, it determined that the potential payments were contingent upon developmental and regulatory milestones that were uncertain and were highly susceptible to factors outside of its control. The Company allocated $254.1 million of the initial transaction price to the license and $45.9 million to the development services based upon the relative standalone selling price of each performance obligation. The estimate of standalone selling price for the license was determined based on discounted cash flows for the expected development and commercialization of rusfertide and includes assumptions for forecasted revenues, development timelines and expenses, discount rates, and probabilities of technical and regulatory success. The estimate of standalone selling price for the development services was determined based on forecasted costs and expenses over the expected development period. For the license of rusfertide, the Company determined that Takeda could benefit from the license at the time the license was granted and therefore, the related performance obligation was satisfied at that point in time.

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

The Company determined that the Takeda Collaboration Agreement met the definition of a collaborative arrangement under ASC Topic 808. Both parties are active participants in directing and carrying out the development of the Licensed Products and both are exposed to the significant risk and rewards related to the commercial success of the Products. If the Company does not exercise an Opt-out Right (“Company Opt-in”), the Company and Takeda would co-detail the Licensed Products in the U.S. and share in the economic results through a profit-sharing structure. The Company determined that development costs subsequent to the Company Opt-in date are within the scope of ASC Topic 808, which does not provide recognition and measurement guidance. As such, the Company determined that Accounting Standards Codification Topic 730, “Research and Development” was appropriate analogy based on the cost-sharing provisions of the agreement. The Company concluded that payments to or reimbursements from Takeda related to these services will be accounted for as an increase to or reduction of research and development expense, respectively.

In March 2025, the $25.0 million milestone, which was deemed probable of achievement due to the Phase 3 VERIFY trial meeting its primary endpoint, was no longer considered constrained and was added to the initial transaction price for a total transaction price of $325.0 million. The additional $25.0 million was then allocated proportionally to each performance obligation under the agreement, resulting in an additional $21.3 million allocated to the previously satisfied license performance obligation and an additional $3.7 million allocated to the ongoing development services performance obligation under the agreement. In September 2025, the Company received the $25.0 million milestone payment upon completion of the VERIFY clinical study report.

Revenue Recognition

For the year ended December 31, 2025, the Company recognized license and collaboration revenue of $46.0 million related to the Takeda Collaboration Agreement, including (i) $21.3 million representing a portion of the $25.0 million milestone payment that was allocated to the rusfertide license delivery performance obligation under the agreement and (ii) $24.7 million for development services provided by the Company during the period based on the cost-based input method. As of December 31, 2025, the remaining $9.6 million in deferred revenue will be recognized through the conclusion of the development services performance obligation.

For the year ended December 31, 2024, the Company recognized $434.4 million of license and collaboration revenue. This was comprised of $269.4 million related to the Takeda Collaboration Agreement, including (i) $254.1 million allocated to the rusfertide license delivered to Takeda upon the effectiveness of the agreement in March 2024 and (ii) $15.3 million for development services provided by the Company during the period based on the cost-based input method, and $165.0 million related to the JNJ License and Collaboration Agreement, as described above. As of December 31, 2024, the remaining unrecognized transaction price amount of $30.6 million related to the Takeda Collaboration Agreement was recorded as deferred revenue on the Company’s consolidated balance sheet to be recognized over time based on the cost-based input method.

For the year ended December 31, 2023, the Company recognized $60.0 million of collaboration revenue related to the JNJ License and Collaboration Agreement, which included a $50.0 million milestone payment earned in October 2023 in connection with the dosing of the third patient in the ICONIC-TOTAL Phase 3 trial of Icotyde in patients with moderate-to-severe psoriasis, and a $10.0 million milestone payment earned in December 2023 upon the dosing of the third patient in the ANTHEM Phase 2b trial for patients with UC.

During the year ended December 31, 2025, the Company recognized $22.3 million of revenue that was included in the deferred revenue balance at the beginning of the year. During the years ended December 31, 2024 and 2023, no revenue was recognized from amounts included in the deferred revenue balance at the beginning of the year. None of the costs to obtain or fulfill the contracts were capitalized.

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

The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$40,774	$—	$—	$40,774
Certificates of deposit	—	11,391	—	11,391
U.S. Treasury and agency securities	—	348,948	—	348,948
Commercial paper	—	77,865	—	77,865
Corporate debt securities	—	159,211	—	159,211
Total financial assets	$40,774	$597,415	$—	$638,189

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$19,563	$—	$—	$19,563
Certificates of deposit	—	15,835	—	15,835
U.S. Treasury and agency securities	—	299,217	—	299,217
Commercial paper	—	110,832	—	110,832
Corporate debt securities	—	102,705	—	102,705
Total financial assets	$19,563	$528,589	$—	$548,152

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

Note 5.    Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following (in thousands):

	December 31, 2025
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$40,774	$—	$—	$40,774
Certificates of deposit	11,387	4	—	11,391
U.S. Treasury and agency securities	348,250	706	(8)	348,948
Commercial paper	77,868	4	(7)	77,865
Corporate debt securities	159,127	93	(9)	159,211
Total cash equivalents and marketable securities	$637,406	$807	$(24)	$638,189
Classified as:
Cash equivalents				$120,577
Marketable securities - current				438,974
Marketable securities - noncurrent				78,638
Total cash equivalents and marketable securities				$638,189

	December 31, 2024
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$19,563	$—	$—	$19,563
Certificates of deposit	15,820	22	(7)	15,835
U.S. Treasury and agency securities	299,211	429	(423)	299,217
Commercial paper	110,815	28	(11)	110,832
Corporate debt securities	102,714	103	(112)	102,705
Total cash equivalents and marketable securities	$548,123	$582	$(553)	$548,152
Classified as:
Cash equivalents				$86,236
Marketable securities - current				321,664
Marketable securities - noncurrent				140,252
Total cash equivalents and marketable securities				$548,152

All of the Company’s marketable securities are classified as available-for-sale. Current marketable securities of $439.0 million and $321.7 million held as of December 31, 2025 and 2024, respectively, had contractual maturities of less than one year. Noncurrent marketable securities of $78.6 million and $140.3 million held as of December 31, 2025 and 2024, respectively, had contractual maturities of at least one year but no more than two years. The Company does not intend to sell its securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be at maturity.

During the year ended December 31, 2025, the Company sold $7.0 million of marketable securities and recognized a net realized gain of $8.0 thousand. There were no realized gains or realized losses on marketable securities for the year ended December 31, 2024. The Company evaluated securities with unrealized losses to determine whether such losses, if any, were due to credit-related factors and determined that there were no credit-related losses to be recognized as of December 31, 2025 and 2024.

Note 6.    Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued interest receivable	$4,365	$3,242
Prepaid clinical and research related expenses	3,345	1,830
Prepaid insurance	1,061	1,159
Prepaid licenses	415	600
Other prepaid expenses	893	649
Other receivable	10	248
Prepaid expenses and other current assets	$10,089	$7,728

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Laboratory equipment	$7,748	$6,354
Furniture and computer equipment	1,491	1,447
Leasehold improvements	2,936	2,424
Total property and equipment	12,175	10,225
Accumulated depreciation	(8,315)	(7,035)
Property and equipment, net	$3,860	$3,190

Depreciation expense for the years ended December 31, 2025, 2024 and 2023, was $1,225,000, $894,000 and $977,000, respectively. As of December 31, 2025, 2024 and 2023, $40,000, $47,000 and $56,000, respectively, of the Company’s property and equipment, net, was located in Australia. The remainder of the Company’s property and equipment, net was located in the United States.

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued clinical and research related expenses	$14,798	$11,923
Accrued employee related expenses	12,764	11,078
Accrued professional service fees	522	618
Other	185	74
Total accrued expenses and other payables	$28,269	$23,693

Note 7.    Research Collaboration and License Agreement

Pursuant to a collaboration agreement between the Company and Zealand Pharma A/S (“Zealand”) entered into in June 2012 and a related arbitration resolution agreement entered into in August 2021, the Company is obligated to pay Zealand certain milestone and royalty payments for rusfertide. The potential future payments include: (i) up to $2.75 million in future development milestone payments; (ii) a 1% royalty on worldwide net sales; and (iii) sales milestones for achievement of annual net sales amounts in specified geographies.

See Note 9. Commitments and Contingencies – Legal Proceedings for additional information on the results of arbitration proceedings related to this research and collaboration agreement.

Milestone payments to collaboration partners are recorded as research and development expense in the period that the expense is incurred. No expense was recorded under this agreement for the years ended December 31, 2025, 2024 or 2023.

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

On May 6, 2024, the Company amended its facility lease agreement (the “Amended Lease”) to extend the lease term for its existing office and laboratory space from one to 66 months and lease approximately 17,700 rentable square feet of additional office space, all located in Newark, California. The Company began occupying the additional space under the Amended Lease on July 1, 2024. The Amended Lease, which expires in November 2029, provides for an agreed-upon period of rent abatement and a tenant improvement allowance of $1.8 million. As a result of this amendment, the Company recorded an additional right-of-use-asset and the related liability of $10.5 million for the year ended December 31, 2024.

The Company provided the landlord with a $225,000 letter of credit collateralized by restricted cash as security deposit for the operating lease agreement. No additional security deposit was required pursuant to the Amended Lease. The Company is responsible for its proportional share of operating expenses and tax obligations.

Balance sheet information related to the Company’s operating lease is as follows for the periods presented (in thousands):

	December 31,
Operating Leases:	2025	2024
Operating lease right-of-use asset	$7,829	$9,417

Operating lease liability - current	$2,283	$510
Operating lease liability - noncurrent	8,040	10,356
Total operating lease liabilities	$10,323	$10,866

Weighted-average remaining lease term (years)	3.9	4.9
Weighted-average discount rate	5.7%	5.7%

Other information related to the Company’s operating lease is as follows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$2,308	$2,459	$2,335
Short-term rent expense	—	51	—
Less: Sublease income	—	(34)	(137)
Total lease expense	$2,308	$2,476	$2,198

Supplemental cash flow information is as follows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating cash flow used by operating leases	$903	$2,226	$2,743
New operating lease asset obtained in exchange for operating lease liability	$—	$10,511	$—

Future lease payments required under lease obligations as of December 31, 2025 are as follows (in thousands):

Year Ending December 31:	Amount
2026	$2,787
2027	2,884
2028	2,985
2029	2,828
Thereafter	—
Total future minimum lease payments	11,484
Less: Imputed interest	(1,161)
Present value of lease liabilities	$10,323

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

Zealand License and Collaboration Agreement

In January 2020, the Company initiated arbitration proceedings with the International Court of Arbitration of the International Chamber of Commerce against Zealand related to a collaboration agreement the Company and Zealand entered into in 2012 and terminated in 2014. In August 2021, the Company and Zealand agreed to resolve the dispute and reached an Arbitration Resolution Agreement. Under the Arbitration Resolution Agreement, the Company is obligated to pay Zealand certain milestone and royalty payments for rusfertide. The potential future payments include (i) up to $2.75 million in future development milestone payments, (ii) a 1% royalty on worldwide net sales, and (iii) sales milestones for achievement of annual net sales amounts in specific geographies.

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

Public Offering

In April 2023, the Company completed an underwritten public offering of 5,000,000 shares of its common stock at a public offering price of $20.00 per share and issued an additional 750,000 shares of common stock at a price of $20.00 per share following the underwriters’ exercise of their option to purchase additional shares. Net proceeds, after deducting underwriting commissions and offering costs paid by the Company, were $107.8 million for the year ended December 31, 2023.

ATM Offering

In August 2022, the Company entered into an Open Market Sale AgreementSM , pursuant to which the Company may offer and sell up to $100.0 million shares of its common stock from time to time in “at-the-market” offerings (the “2022 ATM Facility”). During the year ended December 31, 2023, the Company sold 1,749,199 shares of its common stock under the 2022 ATM Facility for net proceeds of $24.3 million, after deducting issuance costs. There were no sales of the Company’s common stock under the 2022 ATM Facility during the years ended December 31, 2025 and 2024.

Pre-Funded Warrants

In August 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”). In a concurrent private placement, the Company issued the Investors warrants to purchase an aggregate of 2,750,000 shares of its common stock (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant was exercisable from August 8, 2018 through August 8, 2023. In August 2023, prior to the expiration of the Warrants, the Company entered into certain agreements with the Investors and their affiliates under which the Company agreed to allow the Warrants to be exercised in exchange for pre-funded warrants representing the same number of Warrant Shares underlying the Warrants with an exercise price of $0.001 per share (the “Pre-Funded Warrants”). Subsequent to the execution of the agreements and prior to the expiration of the Warrants in August 2023, all outstanding Warrants were exercised for gross proceeds of $34.4 million in exchange for 44,748 shares of the Company’s common stock and Pre-Funded Warrants to purchase 2,705,252 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Pre-Funded Warrants) with an exercise price of $0.001 per share. The Pre-Funded Warrants will expire on the day they are exercised in full. The Pre-Funded Warrants are exercisable at any time prior to expiration except that the Pre-Funded Warrants cannot be exercised by the Investors if, after giving effect thereto, the Investors would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. In accordance with ASC Topic 260, “Earnings Per Share”, outstanding Pre-Funded Warrants are included in the computation of basic net (loss) income per share because the exercise price is negligible, and they are fully vested and exercisable after the original issuance date. During the year ended December 31, 2024, Pre-Funded Warrants to purchase 1,205,252 shares were net exercised, resulting in the issuance of 1,205,225 shares of common stock. No Pre-Funded Warrants were exercised during the years ended December 31, 2023 and 2025. As of December 31, 2025, Pre-Funded Warrants to purchase 1,500,000 shares of common stock remained outstanding.

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

In July 2016, the Company’s Board and stockholders approved the 2016 Equity Incentive Plan (“2016 Plan”) to replace the 2007 Plan. Under the 2016 Plan, 1,200,000 shares of the Company’s common stock were initially reserved for the issuance of stock options, restricted stock units and other awards to employees, directors and consultants. Pursuant to the “evergreen” provision contained in the 2016 Plan, the number of shares reserved for issuance under the 2016 Plan automatically increases on January 1 of each year, starting on January 1, 2017 and continuing through (and including) January 1, 2026, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding fiscal year, or a lesser number of shares determined by the Company’s Board. Upon adoption of the 2016 Plan, no additional stock awards were issued under the 2007 Plan. Options granted under the 2007 Plan that were outstanding on the date the 2016 Plan became effective remain subject to the terms of the 2007 Plan. The number of options available for grant under the 2007 Plan was ceased and the number was added to the common stock reserved for issuance under the 2016 Plan. As of December 31, 2025, approximately 1,834,762 shares of common stock were available for issuance under the 2016 Plan.

The 2016 Plan is administered by the Board, or a committee appointed by the Board, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Options granted under the 2016 Plan expire no later than ten years from the date of grant. The exercise price of each option may not be less than 100% of the fair market value of the common stock at the date of grant. Options may be granted to stockholders possessing more than 10% of the total combined voting power of all classes of stocks of the Company at an exercise price at least 110% of the fair value of the common stock at the date of grant and the options are not exercisable after the expiration of 10 years from the date of grant. Employee stock options generally vest over a period of approximately four years. Employee RSUs generally vest annually over a period of approximately three or four years. Non-employee Board director initial stock options generally vest monthly over a period of approximately three years. Non-employee Board director annual refresher options and RSUs generally vest over a period of approximately one year.

Inducement Plan

In May 2018, the Company’s Board approved the 2018 Inducement Plan, as subsequently amended. The 2018 Inducement Plan is a non-stockholder approved stock plan, under which awards options and restricted stock unit awards to persons that were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company, within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2018 Inducement Plan is administered by the Board or the Compensation Committee of the Board, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2018 Inducement Plan expire no later than ten years from the date of grant. Employee stock options granted under the 2018 Inducement Plan generally vest over a period of approximately four years. As of December 31, 2025, approximately 637,347 shares of common stock were available for issuance under the 2018 Inducement Plan, as amended.

Stock Options

Stock option activity under the Company’s equity incentive and inducement plans is set forth below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life (years)	Value (1)
				(in millions)
Balances at December 31, 2024	7,817,156	$19.22
Options granted	1,113,384	40.93
Options exercised	(1,061,190)	20.64
Options forfeited	(200,110)	26.28
Balances at December 31, 2025	7,669,240	$21.99	6.35	$501.3
Options exercisable – December 31, 2025	5,349,555	$19.58	5.57	362.5
Options vested and expected to vest – December 31, 2025	7,669,240	$21.99	6.35	$501.3

____________________

(1) The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on December 31, 2025. The calculation excludes options with an exercise price higher than the closing price of the Company’s common stock on December 31, 2025.

The aggregate intrinsic value of options exercised was $39.1 million, $40.7 million and $3.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

During the years ended December 31, 2025, 2024 and 2023, the estimated weighted-average grant-date fair value of common stock underlying options granted was $32.48, $20.07 and $10.81 per share, respectively.

For the years ended December 31, 2025, 2024 and 2023, the aggregate fair value of stock options that vested during the year was $29.8 million, $30.3 million and $25.9 million, respectively.

Stock Options Valuation Assumptions

The fair value of stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2025	2024	2023
Expected term (in years)	5.27- 6.08	5.27- 6.08	5.27- 6.08
Expected volatility	96.2% - 100.5%	96.6% - 106.2%	105.7% - 110.1%
Risk-free interest rate	3.81% - 4.44%	3.46% - 4.71%	3.57% - 4.86%
Dividend yield	—	—	—

In determining the fair value of the options granted, the Company determines Black-Scholes option-pricing model assumptions as discussed below. Each of these inputs is subjective and generally requires judgment to determine.

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

RSUs

RSU activity under the Company’s equity incentive plans is set forth below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSUs at December 31, 2024	844,708	$21.03
Granted	923,508	39.16
Vested	(380,000)	21.47
Forfeited	(99,363)	32.91
Unvested RSUs at December 31, 2025	1,288,853	$32.94

For the years ended December 31, 2025, 2024 and 2023, the aggregate grant-date fair value of RSUs that vested during the year was $8.0 million, $6.0 million and $5.9 million, respectively.

PSUs

PSU activity under the Company’s equity incentive plans is set forth below:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Unvested PSUs at December 31, 2024	75,500	$23.57
Granted	—	—
Vested	(75,500)	23.57
Forfeited	—	—
Unvested PSUs at December 31, 2025	—	$—

The terms of the Company’s PSUs provide for 100% of shares to be earned based on the achievement of certain pre-determined performance objectives, subject to the participant’s continued employment. The PSUs vest, if at all, upon certification by the Compensation Committee of the Board of the actual achievement of the performance objectives, subject to specified change of control exceptions.

During the year ended December 31, 2025, the Compensation Committee of the Board certified the achievement of performance objectives related to certain PSUs, resulting in the issuance of 75,500 shares of common stock. The total fair market value of PSUs at vest date during the year ended December 31, 2025 was $4.2 million. No PSUs vested during the year ended December 31, 2024. During the year ended December 31, 2023, the Compensation Committee of the Board certified the achievement of performance objectives related to certain PSUs, resulting in the issuance of 114,000 shares of common stock. The total fair value market value of the PSUs at vest date during the year ended December 31, 2023 was $3.0 million.

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

The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period. During the year ended December 31, 2025, a total of 38,704 shares of common stock were issued under the 2016 ESPP, and approximately 1,961,944 shares of common stock were available for issuance as of December 31, 2025.

The fair value of the rights granted under the 2016 ESPP was calculated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2025	2024	2023
Expected term (in years)	0.50	0.50	0.50
Expected volatility	42.9% - 67.5%	48.2% - 52.6%	82.6% - 128.2%
Risk-free interest rate	3.83% - 4.25%	4.65% - 5.35%	3.56% - 5.17%
Dividend yield	—	—	—

Stock-Based Compensation

Total stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development	$26,422	$20,919	$17,061
General and administrative	19,552	16,635	12,232
Total stock-based compensation expense	$45,974	$37,554	$29,293

As of December 31, 2025, total unrecognized stock-based compensation expense was approximately $78.0 million, which the Company expects to recognize over a weighted-average period of approximately 2.14 years.

Note 12.    401(k) Plan

The Company has a retirement and savings plan under Section of 401(k) of Internal Revenue Code (the “401(k) Plan”) covering all U.S. employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company may make contributions to this plan at its discretion. The Company matched 50% of each employee’s contribution up to a maximum of $5,000 for the years ended December 31, 2025 and $4,000 for the years ended December 31 2024 and 2023, resulting in recognized expense of approximately $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 13.    Income Taxes

The Company adopted ASU 2023-09 retrospectively beginning January 1, 2025. See Note 2. Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements for additional details on the adoption of ASU 2023-09.

The following table presents domestic and foreign components of net loss before income taxes (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(129,787)	$279,379	$(76,779)
Foreign	476	29	(2,176)
Total net (loss) income before taxes	$(129,311)	$279,408	$(78,955)

The federal, state and foreign components of the income tax expense are summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$4,078	$—
State	838	142	—
Foreign	—	—	—
Total current tax expense	838	4,220	—
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred tax expense	—	—	—
Total income tax expense	$838	$4,220	$—

The effective tax rate for the provision for income taxes differs from the federal statutory rate as follows (in thousands, except percentages):

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax (expense) benefit at statutory federal rate	$(27,155)	21.0%	$58,676	21.0%	$(16,580)	21.0%
State and local taxes, net of federal income tax effect (1)	838	(0.6)	190	0.1	—	—
Foreign tax effects
Australia
Tax credits	(1,333)	1.0	16	—	(512)	0.6
Foreign research and development credit add back	1,437	(1.1)	598	0.2	456	(0.6)
Other	(203)	0.2	(621)	(0.2)	473	(0.5)
Nontaxable or nondeductible items
Stock-based compensation	(6,348)	4.9	(4,749)	(1.7)	(139)	0.2
Section 162(m) compensation limitation	5,479	(4.2)	3,611	1.3	1,484	(1.9)
Other	112	(0.1)	43	—	93	(0.1)
Change in valuation allowance	44,248	(34.2)	(45,111)	(16.2)	21,674	(27.5)
Tax credits
Research and development credit	(2,736)	2.1	3,423	1.2	—	—
Orphan drug credit	(16,084)	12.4	(14,217)	(5.1)	(1,959)	2.5
Change in research and development reserves	—	—	—	—	(6,866)	8.7
Change in unrecognized tax benefits	4,776	(3.7)	2,699	1.0	2,206	(2.8)
Other adjustment	(2,193)	1.7	(338)	(0.1)	(330)	0.4
Effective tax rate	$838	(0.6)%	$4,220	1.5%	$—	—%

____________________

(1) State taxes to New Jersey, Michigan and Oregon made up the majority (greater than 50 percent) of the tax effect in this category.

Cash paid for income taxes, net of refunds received, by jurisdiction was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Federal	$2,675	$1,450	$—
State	1,019	80	—
Foreign	—	—	—
Total cash paid for income taxes (net of refunds)	$3,694	$1,530	$—

The components of the deferred tax assets are follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$54,046	$8,876
Depreciation	529	2,717
Accruals and other	2,444	2,246
Operating lease liability	2,249	2,430
Research and development and foreign credits	51,958	30,852
Section 174 capitalized research and development expenditures	42,049	58,630
Stock-based compensation	14,273	11,759
Deferred revenue	1,298	—
Total deferred tax assets	168,846	117,510
Deferred tax liabilities:
Operating right-of-use asset	(1,705)	(2,105)
Total deferred tax liabilities	(1,705)	(2,105)
Valuation allowance	(167,141)	(115,405)
Net deferred tax assets	$—	$—

Accounting Standards Codification Topic 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by approximately $51.7 million during the year ended December 31, 2025 and decreased by $50.9 million and increased by $28.1 million during the years ended December 31, 2024 and 2023, respectively.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the annual limitation may result in the expiration of net operating losses and credits before utilization. The Company performed a Section 382 analysis through December 31, 2025. The Company has experienced ownership changes in the past. The ownership changes will not result in a limitation that will materially reduce the total amount of net operating loss carryforwards and credits that can be utilized. Subsequent ownership changes may affect the limitation in future years.

As of December 31, 2025, the Company had $238.1 million of federal net operating loss carryforwards and $240.0 million of state net operating loss carryforwards. $10.8 million of the federal net operating loss carryforwards will begin to expire in 2035, if not utilized, and the remaining $227.3 million have no expiration date. The state net operating loss carryforwards will begin to expire in 2035, if not utilized.

As of December 31, 2025, the Company had $37.7 million of federal and $14.0 million of state research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2035, if not utilized. The state research and development tax credits have no expiration date.

As of December 31, 2025, the Company had AUD 4.8 million ($3.2 million) of Australian research and development tax credit carryforwards available to reduce future income taxes. The Australian research and development tax credits have no expiration date.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$30,573	$28,025	$25,295
Increases in balances related to prior periods	1,067	—	—
Decreases based on tax positions related to prior years	—	(902)	—
Increases based on tax positions related to current year	5,326	3,450	2,730
Balance at end of year	$36,966	$30,573	$28,025

At December 31, 2025, the Company had unrecognized tax benefits of $37.0 million, which are subject to a valuation allowance and would not affect the effective tax rate if recognized. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes, as necessary. Management determined that no accrual for interest or penalties was required as of December 31, 2025, 2024 and 2023.

The Company files income tax returns in the United States federal jurisdiction, various states and Australia. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions.

Protagonist Australia had an accumulated deficit at December 31, 2025 and, accordingly, no provision has been provided thereon for any unremitted earnings.

The Company has received orphan drug designation from the FDA for its clinical asset rusfertide for the treatment of PV and beta-thalassemia and may qualify for a related 25% U.S. Federal income tax credit on qualifying clinical trial expenditures.

Tax Legislation Updates

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international). Key aspects of the bill include:

●Permanently restoring domestic research expensing with optional transition rules;
●Making 100% bonus depreciation permanent while temporarily adding production facilities to eligible bonus depreciation.
●Permanently restoring amortization and depreciation to the calculation of adjusted taxable income under Section 163(j) while shutting down interest capitalization planning;
●Increasing the Foreign-Derived Intangible Income effective rate while changing the deduction allocations and other rules;
●Increasing the Global Intangible Low-Tax Income effective rate while changing the foreign tax credit haircut and expense allocation rules;
●Increasing the effective rate on Base Erosion and Anti-Abuse Tax;
●Phasing out many Inflation Reduction Act energy credits early and imposing new sourcing restrictions; and
●Increasing filing thresholds for Forms 1099-K, 1099-NEC, and 1099-MISC.

The Company assessed the impact of the OBBBA on its financial statements and concluded that it did not have a material impact on the Company’s tax provision for the year ended December 31, 2025 due to the Company’s historical losses and full valuation allowance.

Note 14.    Net (Loss) Income per Share

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net (loss) income	$(130,149)	$275,188	$(78,955)
Denominator:
Weighted-average shares of common stock, basic	63,573,048	61,566,989	56,763,559
Dilutive effect of common stock equivalents	—	3,510,733	—
Weighted-average shares of common stock, dilutive	63,573,048	65,077,722	56,763,559
Net (loss) income per share of common stock
Basic net (loss) income per share of common stock	$(2.05)	$4.47	$(1.39)
Diluted net (loss) income per share of common stock	$(2.05)	$4.23	$(1.39)

Approximately 9.0 million potentially dilutive shares of common stock (consisting of shares subject to outstanding stock options, RSUs, and under the ESPP) were excluded from the diluted net loss per share of common stock computations for the year ended December 31, 2025 because their effect was anti-dilutive. Approximately 2.9 million potentially dilutive shares of common stock (consisting of shares subject to outstanding stock options, RSUs, PSUs and under the ESPP) were excluded from the diluted net income per share of common stock computations for the year ended December 31, 2024 because their effect was anti-dilutive. Approximately 8.7 million potentially dilutive shares of common stock (consisting of shares subject to outstanding stock options, RSUs, PSUs, and under the ESPP) were excluded from the diluted net loss per share of common stock computations for the year ended December 31, 2023 because their effect was anti-dilutive.

Note 15. Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and which are evaluated by a company’s chief operating decision maker (“CODM”), in deciding how to allocate resources and to assess performance.

The Company operates and manages its business as one operating segment, which primarily focuses on the discovery and development of innovative medicines in areas of unmet medical need. The Company’s Chief Executive Officer serves as the Company’s CODM and manages and allocates resources to the operations of the Company on an entity-wide basis. Managing and allocating resources on an entity-wide basis enables the CODM to assess the overall level of resources available and how to best deploy these resources across functions and research and development projects based on unmet medical need, scientific data, probability of technical and regulatory successful development, market potential and other considerations, and, as necessary, reallocate resources among our internal research and development portfolio and external opportunities to best support the long-term growth of our business. The Company’s CODM reviews financial information on an aggregate basis for the purpose of allocating resources and evaluating financial performance, including segment net (loss) income, which is also reported on the consolidated statement of operations as consolidated net (loss) income.

The Company derives revenues from its collaboration partners, consisting of non-refundable upfront and milestone payments and cost sharing payments under its license and collaboration agreements. The Company’s customers are comprised of its two collaboration partners, JNJ and Takeda. For the year ended December 31, 2025, Takeda accounted for 100% of the Company’s revenues. For the year ended December 31, 2024, Takeda and JNJ accounted for 62% and 38% of the Company’s revenues, respectively. For the year ended December 31, 2023, JNJ accounted for 100% of the Company’s revenues. All of the Company’s revenues for the years ended December 31, 2025, 2024 and 2023 were generated in the United States. See Note 3 to the Consolidated Financial Statements for additional information.

Segment information was as follows for the years presented (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023

Revenue	$46,016	$434,433	$60,000
Less:
Discovery department expense (1)(2)	(21,822)	(14,729)	(5,993)
Development department expense (1)(2)	(65,987)	(60,944)	(65,052)
General and administrative expenses (1)	(23,401)	(24,249)	(19,620)
Employee wages and benefits - discovery (2)	(9,879)	(7,362)	(5,181)
Employee wages and benefits - development (2)	(21,392)	(22,604)	(18,651)
Employee wages and benefits - general and administrative	(15,688)	(14,148)	(9,862)
Stock-based compensation expense	(45,974)	(37,554)	(29,293)
Other segment items (3)	27	250	(201)
Interest income	28,789	26,315	14,898
Income tax expense	(838)	(4,220)	—
Segment (loss) profit	$(130,149)	$275,188	$(78,955)
Reconciliation of (loss) profit
Adjustments and reconciling items	$—	$—	$—
Consolidated net (loss) income	$(130,149)	$275,188	$(78,955)
Other segment information
Segment assets (4)	$668,188	$744,725	$357,951
Long-lived assets (5)	$11,689	$12,607	$2,149
Expenditures for long-lived assets	$1,590	$1,355	$609
Depreciation expense	$1,225	$894	$977

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

(4) The measure of segment assets is reported on the consolidated balance sheet as total assets.

(5) Long-lived assets include property and equipment, net and operating lease right-of-use asset.

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

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2025 were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the criteria set forth in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in the Annual Report and has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2025. The report of Ernst & Young LLP is included below.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Protagonist Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Protagonist Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Protagonist Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Mateo, California

February 25, 2026

Item 9B.Other Information

b) Trading Plans

During the fiscal quarter ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case as defined in Item 408(a) of Regulation S-K).

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance

Except as set forth below, the information required by this item is incorporated herein by reference to information in our Definitive Proxy Statement on Schedule 14A relating to our 2026 Annual Meeting of Stockholders, which we expect to be filed with the SEC within 120 days of our fiscal year ended December 31, 2025 (the “Proxy Statement”), including under the headings “Election of Class III Director Nominees,” “Executive Officers,” “Information Regarding Committees of the Board,” “Insider Trading Policy,” and, if applicable, “Delinquent Section 16(a) Reports.”

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

(3)	EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

(4)	EXHIBIT INDEX

		Incorporation By Reference
Exhibit							Filed or Furnished
Number	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-37852	3.1		8/16/2016
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-37852	3.1		6/26/2024
3.3	Amended and Restated Bylaws.	S-1/A	333-212476	3.2	(b)	8/1/2016
4.1	Specimen stock certificate evidencing the shares of common stock.	S-1/A	333-212476	4.1		8/1/2016
4.2	Description of Protagonist Therapeutics, Inc.’s Securities Registered Pursuant to Section 12 of the Exchange Act.	10-K	001-37852	4.2		2/21/2025
4.3	Form of Pre-Funded Warrant	10-Q	001-37852	10.1		11/2/2023
10.1+	Protagonist Therapeutics, Inc. 2007 Stock Option and Incentive Plan, as amended and restated, and form of option agreement, exercise notice, joinder, and adoption agreement thereunder.	S-1	333-212476	10.1		7/11/2016

		Incorporation By Reference
Exhibit						Filed or Furnished
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.2+	Protagonist Therapeutics, Inc. 2016 Equity Incentive Plan and forms of stock option grant notice, option agreement, notice of exercise, restricted stock unit grant notice and restricted stock unit agreement thereunder.	S-1/A	333-212476	10.2	8/1/2016
10.3+	Protagonist Therapeutics, Inc. 2016 Employee Stock Purchase Plan.	S-1/A	333-212476	10.3	8/1/2016
10.4+	Form of Indemnity Agreement for Directors and Officers.	S-1/A	333-212476	10.4	8/1/2016
10.5+	Protagonist Therapeutics, Inc. Amended and Restated 2018 Inducement Plan, and forms of stock option grant notice, option agreement, restricted stock unit grant notice and restricted stock unit agreement thereunder.	S-8	333-263097	99.3	2/28/2022
10.6	Lease, dated March 6, 2017, by and between the Registrant and BMR-Pacific Research Center LP.	10-K	001-37852	10.9	3/7/2017
10.7+	Severance Agreement, dated August 1, 2016, by and between the Registrant and Dinesh Patel.	S-1/A	333-212476	10.9	8/1/2016
10.8†	Research and Collaboration Agreement, dated June 16, 2012, by and among the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S-1	333-212476	10.17	7/11/2016
10.9†	Contract Extension Letter of Agreement, dated June 1, 2013, by and among the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S-1	333-212476	10.18	7/11/2016
10.10†	Agreement on Addition of Additional Collaboration Program, dated September 16, 2013, by and among the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S-1	333-212476	10.19	7/11/2016
10.11†	Protagonist Assumption of Responsibility, dated January 28, 2014, by and between the Registrant and Zealand Pharma A/S.	S-1	333-212476	10.20	7/11/2016
10.12†	Agreement to Assign Patent Applications, dated February 7, 2014, by and between the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S-1	333-212476	10.21	7/11/2016
10.13†	Abandonment Agreement, dated February 28, 2014, by and among the Registrant, Protagonist Pty. Ltd. and Zealand Pharma A/S.	S-1	333-212476	10.22	7/11/2016

		Incorporation By Reference
Exhibit						Filed or Furnished
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.14	Registration Rights Agreement, dated August 8, 2018, by and between the Registrant and certain parties identified on the signature pages thereto.	8-K	001-37852	4.3	8/7/2018
10.15	Securities Purchase Agreement, dated August 6, 2018, by and between the Registrant and certain purchasers identified on the signature pages thereto.	S-3	333-227216	10.1	9/7/2018
10.16	Exchange Agreement, dated December 21, 2018, by and between the Registrant and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P. and Biotechnology Value Trading Fund OS, L.P.	8-K	001-37852	10.1	12/31/2018
10.17	First Amendment, dated January 31, 2019, to Lease, dated March 6, 2017, by and between Protagonist Therapeutics, Inc., as Tenant, and BMR-Pacific Research Center LP, as Landlord.	10-Q	001-37852	10.3	5/8/2019
10.18	Open Market Sale AgreementSM, dated August 5, 2022, by and between Protagonist Therapeutics, Inc. and Jefferies LLC.	S-3	333-266595	1.2	8/5/2022
10.19	Second Amendment, dated July 2, 2021, to Lease, dated March 6, 2017, by and between Protagonist Therapeutics, Inc., as Tenant, and BMR-Pacific Research Center, LP as Landlord.	10-Q	001-37852	10.3	11/3/2021
10.20†	Amended and Restated License and Collaboration Agreement, dated July 27, 2021, by and between Protagonist Therapeutics, Inc. and Janssen Biotech, Inc.	10-Q	001-37852	10.1	11/3/2021
10.21†	Arbitration Resolution Agreement, dated August 4th, 2021, by and among Protagonist Therapeutics, Inc. and Zealand Pharma, A/S.	10-Q	001-37852	10.2	11/3/2021
10.22+	Employment Offer Letter, by and between Protagonist Therapeutics Inc. and Asif Ali, dated March 25, 2022.	10-Q	001-37852	10.1	5/5/2022
10.23+	Offer Letter, by and between Protagonist Therapeutics Inc. and Arturo Molina, M.D., Ph.D., dated November 1, 2022.	10-K	001-37852	10.25	3/15/2022
10.24+	Severance Agreement, by and between Protagonist Therapeutics Inc. and Arturo Molina, M.D., Ph.D., dated November 7, 2022.	10-K	001-37852	10.26	3/15/2022

Incorporation By Reference
Exhibit						Filed or Furnished
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.25†	License and Collaboration Agreement by and between Protagonist Therapeutics, Inc. and Takeda Pharmaceuticals USA, Inc., dated January 31, 2024.	10-Q	001-37852	10.1	5/7/2024
10.26	Third Amendment, dated May 6, 2024, to Lease, dated March 6, 2017, by and between Protagonist Therapeutics, Inc. as Tenant and BMR-Pacific Research Center, LP, as Landlord.	10-Q	001-37852	10.1	8/6/2024
10.27†	Amendment 1, dated November 14, 2024, to Amended and Restated License and Collaboration Agreement, dated July 27, 2021, by and between Protagonist Therapeutics, Inc. and Janssen Biotech, Inc.	10-K	001-37852	10.28	2/21/2025
19.1	Insider Trading Policy					X
21.1	List of Subsidiaries.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included in signature page of this Form 10-K).					X
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

PROTAGONIST THERAPEUTICS, INC.

Date: February 25, 2026	By:	/s/ Dinesh V. Patel, Ph.D.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dinesh V. Patel, Ph.D.	President, Chief Executive Officer and Director	February 25, 2026
Dinesh V. Patel, Ph.D.	(Principal Executive Officer)

/s/ Asif Ali	Executive Vice President, Chief Financial Officer	February 25, 2026
Asif Ali	(Principal Financial and Accounting Officer)

/s/ Harold E. Selick, Ph.D.	Chairman of the Board of Directors	February 25, 2026
Harold E. Selick, Ph.D.

/s/ Bryan Giraudo	Director	February 25, 2026
Bryan Giraudo

/s/ Sarah O’Dowd	Director	February 25, 2026
Sarah O’Dowd

/s/ William D. Waddill	Director	February 25, 2026
William D. Waddill

/s/ Lewis T Williams, M.D., Ph.D.	Director	February 25, 2026
Lewis T. Williams, M.D., Ph.D.