Form 10-Q
period 2026-03-31
Protagonist Therapeutics, Inc
filed 2026-05-05
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 30, 2026, there were 64,311,373 shares of the registrant’s Common Stock, par value $0.00001 per share, outstanding.

PROTAGONIST THERAPEUTICS, INC.

FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$193,712	$128,390
Marketable securities	354,074	438,974
Receivable from collaboration partner	53,663	121
Prepaid expenses and other current assets	12,006	10,089
Total current assets	613,455	577,574
Marketable securities - noncurrent	72,548	78,638
Property and equipment, net	3,778	3,860
Restricted cash - noncurrent	288	287
Operating lease right-of-use asset	7,390	7,829
Total assets	$697,459	$668,188
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,437	$5,339
Accrued expenses and other payables	17,491	28,269
Deferred revenue	6,282	9,550
Operating lease liability	2,339	2,283
Total current liabilities	34,549	45,441
Operating lease liability - noncurrent	7,437	8,040
Total liabilities	41,986	53,481
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 180,000,000 shares authorized; 64,227,057 and 62,577,897 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	1,122,629	1,084,736
Accumulated other comprehensive (loss) income	(269)	641
Accumulated deficit	(466,888)	(470,671)
Total stockholders’ equity	655,473	614,707
Total liabilities and stockholders’ equity	$697,459	$668,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2026	2025
License and collaboration revenue	$56,368	$28,321
Operating expenses:
Research and development	46,739	35,893
General and administrative	13,277	11,738
Total operating expenses	60,016	47,631
Loss from operations	(3,648)	(19,310)
Interest income	5,876	7,573
Other income, net	53	82
Income (loss) before income tax benefit	2,281	(11,655)
Income tax benefit	1,502	—
Net income (loss)	$3,783	$(11,655)
Net income (loss) per share, basic	$0.06	$(0.19)
Net income (loss) per share, diluted	$0.05	$(0.19)
Weighted-average shares used to compute net income (loss) per share, basic	65,087,847	62,963,806
Weighted-average shares used to compute net income (loss) per share, diluted	70,492,618	62,963,806

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income (loss)	$3,783	$(11,655)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(910)	167
Comprehensive income (loss)	$2,873	$(11,488)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	(Loss) income	Deficit	Equity
Three months ended March 31, 2026	Shares	Amount
Balance at December 31, 2025	62,577,897	$1	$1,084,736	$641	$(470,671)	$614,707
Issuance of common stock under equity incentive and employee stock purchase plans	1,649,160	—	23,374	—	—	23,374
Stock-based compensation expense	—	—	14,519	—	—	14,519
Other comprehensive loss	—	—	—	(910)	—	(910)
Net income	—	—	—	—	3,783	3,783
Balance at March 31, 2026	64,227,057	$1	$1,122,629	$(269)	$(466,888)	$655,473

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	(Loss) income	Deficit	Equity
Three months ended March 31, 2025	Shares	Amount
Balance at December 31, 2024	61,035,139	$1	$1,015,898	$(82)	$(340,522)	$675,295
Issuance of common stock under equity incentive and employee stock purchase plans	906,257	—	11,922	—	—	11,922
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(12,636)	—	(479)	—	—	(479)
Stock-based compensation expense	—	—	13,802	—	—	13,802
Other comprehensive income	—	—	—	167	—	167
Net loss	—	—	—	—	(11,655)	(11,655)
Balance at March 31, 2025	61,928,760	$1	$1,041,143	$85	$(352,177)	$689,052

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$3,783	$(11,655)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation	14,519	13,802
Non-cash lease expense	439	569
Depreciation	407	239
Accretion of discount on marketable securities	(1,025)	(2,289)
Other	(2)	5
Changes in operating assets and liabilities:
Receivable from collaboration partner	(53,542)	165,000
Contract asset	—	(22,825)
Prepaid expenses and other assets	(1,918)	(948)
Accounts payable	3,003	1,237
Accrued expenses and other payables	(10,792)	(11,817)
Deferred revenue	(3,268)	(5,496)
Income taxes payable	—	(800)
Operating lease liability	(547)	341
Net cash (used in) provided by operating activities	(48,943)	125,363
Cash Flows from Investing Activities
Purchase of marketable securities	(68,968)	(214,040)
Proceeds from maturities of marketable securities	156,691	113,180
Proceeds from sale of marketable securities	3,384	7,003
Purchases of property and equipment	(215)	(545)
Net cash provided by (used in) investing activities	90,892	(94,402)
Cash Flows from Financing Activities
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	23,374	11,922
Tax withholding payments related to net settlement of restricted stock units	—	(479)
Net cash provided by financing activities	23,374	11,443
Net increase in cash, cash equivalents and restricted cash	65,323	42,404
Cash, cash equivalents and restricted cash, beginning of period	128,677	97,474
Cash, cash equivalents and restricted cash, end of period	$194,000	$139,878
Supplemental Disclosure of Non-Cash Financing and Investing Information:
Purchases of property and equipment in accounts payable and accrued liabilities	$110	$33

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.Organization and Description of Business

Protagonist Therapeutics, Inc. (the “Company”) is a discovery through late-stage development biopharmaceutical company with a proprietary peptide technology platform that enables de novo discovery of peptide therapeutics. The Company’s programs fall into three broad therapeutic areas: (i) inflammation and immunology (“I&I”), (ii) hematology and (iii) metabolic diseases. The Company’s aim is to develop medicines for biologically and commercially validated targets which demonstrate a strong differentiation compared to existing therapies.

ICOTYDE™ (icotrokinra) was approved in the United States in March 2026 for the treatment of moderate-to-severe plaque psoriasis in adults and pediatric patients 12 years of age or older who weigh at least 40kg and are candidates for systemic therapy or phototherapy. ICOTYDE is the first and only targeted oral peptide that precisely blocks the Interleukin-23 receptor (“IL-23R”) and is licensed to Janssen Biotech, Inc, a Johnson & Johnson company (“JNJ”). ICOTYDE was jointly discovered by the Company and JNJ scientists, with the Company having primary responsibility for the development of ICOTYDE through Phase 1, and JNJ assuming responsibility for further development and commercialization. In September 2025, JNJ submitted an application to the European Medicines Agency (“EMA”) seeking the first approval of ICOTYDE for the treatment of adults and pediatric patients 12 years of age and older with moderate-to-severe plaque psoriasis. ICOTYDE is in Phase 3 development for psoriatic arthritis and ulcerative colitis, and in Phase 2b/3 for Crohn’s disease.

Rusfertide, a first-in-class investigational injectable mimetic of the natural hormone hepcidin, is currently in development for the treatment of the rare blood disorder polycythemia vera (“PV”). Rusfertide is being co-developed with Takeda Pharmaceuticals, Inc. (“Takeda”). The Company holds an option to co-commercialize rusfertide in the United States through a 50/50 profit and loss share structure with Takeda or can opt out of this structure. In August 2025, rusfertide was granted Breakthrough Therapy designation by the U.S. Food and Drug Administration (the “FDA”) for the treatment of erythrocytosis in patients with PV. In December 2025, a New Drug Application (“NDA”) was submitted to the FDA by Takeda and the Company seeking the first approval of rusfertide for the treatment of adults with PV. The NDA was granted priority review by the FDA, with a Prescription Drug User Fee Act target action date in the third quarter of 2026.

The Company also has a number of clinical and pre-clinical programs addressing biologically and commercially validated targets, including IL-17 oral peptide antagonist PN-881, obesity triple agonist peptide PN-477, obesity dual agonist peptide PN-458, oral small molecule hepcidin functional mimetic PN-8047, and IL-4 and amylin programs.

The Company is headquartered in Newark, California and has one wholly owned subsidiary, Protagonist Pty Limited (“Protagonist Australia”), located in Brisbane, Queensland, Australia.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted and, accordingly, the condensed consolidated balance sheet as of March 31, 2026 has been derived from the Company’s unaudited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s condensed consolidated financial statements. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future period.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 25, 2026.

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, accruals for research and development activities, stock-based compensation, income taxes, marketable securities and leases. Estimates related to revenue recognition include assumptions used to determine standalone selling price utilized to allocate the transaction price between distinct performance obligations, assumptions used to recognize revenue over time for certain performance obligations for which a cost-based input method is used as the measure of progress, estimates of whether contingent consideration should be included in the transaction price at each reporting period, and estimates related to royalty revenue recognition. Management bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to forecasted amounts and future events. Actual results may differ materially from these estimates.

There has been uncertainty and disruption in the global economy and financial markets due to a number of factors, including but not limited to geopolitical instability and changes in trade policies, including tariffs or other trade restrictions or the threat of such actions and retaliatory actions. The Company’s business may also be impacted by changes or disruptions at the FDA and other government agencies. The Company has taken into consideration any known impacts to its accounting estimates to date and is not aware of any additional specific events or circumstances that would require any additional updates to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the filing date of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Cash as Reported in Condensed Consolidated Statements of Cash Flows

Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash as presented on the condensed consolidated balance sheets.

Cash as reported in the condensed consolidated statements of cash flows consisted of (in thousands):

	March 31,
	2026	2025
Cash and cash equivalents	$193,712	$139,653
Restricted cash - noncurrent	288	225
Total cash reported on condensed consolidated statements of cash flows	$194,000	$139,878

Restricted cash as of March 31, 2026 consists of (i) a $225 thousand cash deposit held as security in connection with a letter of credit related to the Company’s facility lease entered into in March 2017, as subsequently amended, and (ii) a $63 thousand cash deposit held as security in connection with the issuance of a bank guarantee in May 2025 to maintain the active status of the Company’s value-added tax registration.

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

PSUs allow the recipients of such awards to earn fully vested shares of the Company’s common stock upon the achievement of pre-established performance objectives. Stock-based compensation expense associated with PSUs is based on the fair value of the Company’s common stock on the grant date, which equals the closing market price of the Company’s common stock on the grant date and is recognized when the performance objective is expected to be achieved. The Company evaluates the probability of achieving the performance criteria on a quarterly basis. The cumulative effect on current and prior periods of a change in the estimated number of PSUs expected to be earned is recognized as compensation expense or as reduction of previously recognized compensation expense in the period of the revised estimate. No stock-based compensation related to PSUs was recognized for the three months ended March 31, 2026. The Company recognized $1.8 million of stock-based compensation expense related to PSUs for the three months ended March 31, 2025.

The Company recognizes forfeitures of stock-based awards as they occur.

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Research and development	$7,769	$7,991
General and administrative	6,750	5,811
Total stock-based compensation expense	$14,519	$13,802

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2026, as compared to those disclosed in Note 2. Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Issued Accounting Pronouncements Not Yet Adopted as of March 31, 2026

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-11 Interim Reporting (Topic 270) – Narrow Scope Improvements (“ASU 2025-11”), which clarifies interim disclosure requirements. ASU 2025-11 also requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This guidance is effective for the Company for interim reporting periods within annual reporting periods beginning on January 1, 2028. Early adoption is permitted. The guidance may be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements and related disclosures.

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

Note 3. License and Collaboration Agreements

JNJ License and Collaboration Agreement

In November 2024, the Company entered into an Amended and Restated License and Collaboration Agreement with JNJ, which amended and restated the License and Collaboration Agreement, effective July 2017, by and between the Company and JNJ, as amended in May 2019 and July 2021 (together, the “JNJ License and Collaboration Agreement”). The JNJ License and Collaboration Agreement relates to the development, manufacture and commercialization of oral IL-23R antagonist drug candidates and enables JNJ to develop collaboration compounds for multiple indications. Under the JNJ License and Collaboration Agreement, JNJ is required to use commercially reasonable efforts to develop at least one collaboration compound for at least two indications.

During the first quarter of 2026, the Company earned a $50.0 million milestone payment upon FDA approval of ICOTYDE for the treatment of moderate-to-severe plaque psoriasis in adults and pediatric patients over 12 years of age or older who weigh at least 40 kg and are candidates for systemic therapy or phototherapy. The Company has earned a total of $387.5 million in non-refundable payments from JNJ under the JNJ License and Collaboration Agreement from inception in 2017 through March 31, 2026.

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

Pursuant to the agreement, the Company is eligible to receive future sales milestone payments and tiered royalties on net product sales at percentages ranging from 6% to 10%. In addition, the Company remains eligible to receive sales milestones of up to $425.0 million.

Takeda Collaboration Agreement

In January 2024, the Company entered into a worldwide license and collaboration agreement for rusfertide with Takeda, which became effective in March 2024, and was amended in March 2025 (the “Takeda Collaboration Agreement”).

Pursuant to the Takeda Collaboration Agreement, the Company and Takeda are jointly developing and commercializing rusfertide and potentially other specified second-generation injectable hepcidin mimetic compounds (the “Licensed Products”) in the United States (the “Profit-Share Territory”). Takeda is solely and exclusively responsible for the development and commercialization of the Licensed Products in all other countries (the “Takeda Territory”). The Company and Takeda share the costs of the development, manufacture and commercialization activities for the Licensed Products in the Profit-Share Territory, provided that (i) the Company leads, and is solely responsible for its costs associated with, completion of the ongoing Phase 3 VERIFY trial evaluating rusfertide for the treatment of PV; (ii) Takeda leads, and is solely responsible for its costs associated with, U.S. regulatory and pre-commercialization activities related to rusfertide in the Profit-Share Territory; and (iii) Takeda leads commercialization of rusfertide in the Profit-Share Territory, with the Company holding an option to co-detail. Takeda is solely responsible for all costs for the development, manufacture and commercialization of the Licensed Products in the Takeda Territory. The Company granted Takeda a non-transferable, sublicensable and, except for certain specified exceptions, exclusive license to certain intellectual property of the Company to exercise its rights and perform its obligations under the Takeda Collaboration Agreement. In March 2025, the Company and Takeda agreed, pursuant to the provisions of the Takeda Collaboration Agreement, as amended, that Takeda would assume responsibility for leading and implementing the regulatory strategy and associated activities for preparation of the NDA related to rusfertide in PV, which was submitted to the FDA in December 2025. The Company was primarily responsible for clinical development activities through the NDA filing and remains responsible for conducting ongoing rusfertide long-term extension studies.

The Company received a one-time, non-refundable upfront payment of $300.0 million in April 2024 and a $25.0 million milestone payment in September 2025. In addition, the Company is eligible to receive additional worldwide development, regulatory and commercial milestone payments for rusfertide of up to $305.0 million, and tiered royalties from 10% to 17% on net sales of the Licensed Products in the Takeda Territory. The Company and Takeda will also share equally in profits and losses (50% to the Company and 50% to Takeda) for Licensed Products in the Profit-Share Territory. Takeda will book sales of the Licensed Products globally.

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

The Takeda Collaboration Agreement provides for aggregate development, regulatory and commercial milestone payments from Takeda to the Company for rusfertide of up to $975.0 million if the Company exercises the Full Opt-out Right. In addition to these milestone payments, in the event the Company exercises the Full Opt-out Right during the Initial Opt-out Period, the Company will receive: (i) a $200.0 million payment following its exercise of the

Full Opt-out Right; and (ii) an additional $200.0 million payment following FDA approval of the NDA for rusfertide for PV (together, the “Opt-out Payment”). If the Company exercises an Opt-out Right, Takeda has agreed to pay the Company royalties of 14% to 29% on worldwide net sales of the Licensed Products with respect to which the Company has exercised an Opt-out Right. In addition, the Company will also be eligible to receive sales milestones of up to $775.0 million, should the Company exercise its Opt-out Right.

Upcoming potential development milestones under the Takeda Collaboration Agreement include:

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

Revenue Recognition

For the three months ended March 31, 2026, the Company recognized license and collaboration revenue of $56.4 million including (i) a $50.0 million milestone payment related to the JNJ License and Collaboration Agreement, which was earned upon FDA approval of ICOTYDE for the treatment of moderate-to-severe plaque psoriasis in March 2026, (ii) $3.3 million related to the Takeda Collaboration Agreement for development services provided by the Company during the period using the cost-based input method, and (iii) $3.1 million from Takeda for rusfertide clinical supplies. The remaining $6.3 million in deferred revenue as of March 31, 2026 will be recognized through the conclusion of the development services performance obligation.

For the three months ended March 31, 2025, the Company recognized license and collaboration revenue of $28.3 million related to the Takeda Collaboration Agreement, including (i) $22.8 million related to the proportional recognition of the $25.0 milestone deemed probable of being achieved due to the Phase 3 VERIFY trial meeting its primary endpoint and (ii) $5.5 million related to the initial transaction price for development services provided by the Company during the period. Revenue recognition for the $25.0 million milestone, which was payable upon completion of the VERIFY clinical study report, was allocated based on the initial standalone selling price of each performance obligation under the agreement. The remaining $2.2 million in revenue related to the milestone is recognized through the conclusion of the development services performance obligation. The Company recorded a corresponding contract asset of $22.8 million on its condensed consolidated balance sheet as of March 31, 2025.

For the three months ended March 31, 2026, the Company recognized $3.3 million of revenue that was included in the deferred revenue balance at the beginning of the period. For the three months ended March 31, 2025, the Company recognized $5.5 million of revenue that was included in the deferred revenue balance at the beginning of the period. None of the costs to obtain or fulfill the contracts were capitalized.

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

The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$91,204	$—	$—	$91,204
Certificates of deposit	—	12,863	—	12,863
U.S. Treasury and agency securities	—	309,426	—	309,426
Commercial paper	—	111,330	—	111,330
Corporate debt securities	—	79,157	—	79,157
Total financial assets	$91,204	$512,776	$—	$603,980

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$40,774	$—	$—	$40,774
Certificates of deposit	—	11,391	—	11,391
U.S. Treasury and agency securities	—	348,948	—	348,948
Commercial paper	—	77,865	—	77,865
Corporate debt securities	—	159,211	—	159,211
Total financial assets	$40,774	$597,415	$—	$638,189

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

Note 5. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following (in thousands):

	March 31, 2026
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$91,204	$—	$—	$91,204
Certificates of deposit	12,875	1	(13)	12,863
U.S. Treasury and agency securities	309,434	194	(202)	309,426
Commercial paper	111,372	7	(49)	111,330
Corporate debt securities	79,222	7	(72)	79,157
Total cash equivalents and marketable securities	$604,107	$209	$(336)	$603,980
Classified as:
Cash equivalents				$177,358
Marketable securities - current				354,074
Marketable securities - noncurrent				72,548
Total cash equivalents and marketable securities				$603,980

	December 31, 2025
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$40,774	$—	$—	$40,774
Certificates of deposit	11,387	4	—	11,391
U.S. Treasury and agency securities	348,250	706	(8)	348,948
Commercial paper	77,868	4	(7)	77,865
Corporate debt securities	159,127	93	(9)	159,211
Total cash equivalents and marketable securities	$637,406	$807	$(24)	$638,189
Classified as:
Cash equivalents				$120,577
Marketable securities - current				438,974
Marketable securities - noncurrent				78,638
Total cash equivalents and marketable securities				$638,189

All of the Company’s marketable securities are classified as available-for-sale. Current marketable securities of $354.1 million and $439.0 million held as of March 31, 2026 and December 31, 2025, respectively, had contractual maturities of less than one year. Noncurrent marketable securities of $72.5 million and $78.6 million held as of March 31, 2026 and December 31, 2025, respectively, had contractual maturities of at least one year but no more than two years. The Company does not intend to sell its securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be at maturity.

The Company sold $3.4 million and $7.0 million of marketable securities and realized a net gain of $2.0 thousand and a net loss of $5.0 thousand during the three months ended March 31, 2026 and 2025, respectively. The Company evaluated securities with unrealized losses to determine whether such losses, if any, were due to credit-related factors and determined that there were no credit-related losses to be recognized as of March 31, 2026 and December 31, 2025.

Note 6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued interest receivable	$3,459	$4,365
Prepaid clinical and research related expenses	2,298	3,345
Prepaid insurance	1,094	1,061
Prepaid licenses	597	415
Other	4,558	903
Prepaid expenses and other current assets	$12,006	$10,089

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Laboratory equipment	$8,031	$7,748
Furniture and computer equipment	1,533	1,491
Leasehold improvements	2,936	2,936
Total property and equipment	12,500	12,175
Accumulated depreciation	(8,722)	(8,315)
Property and equipment, net	$3,778	$3,860

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued clinical and research related expenses	$11,802	$14,798
Accrued employee related expenses	4,234	12,764
Accrued professional service fees	953	522
Other	502	185
Total accrued expenses and other payables	$17,491	$28,269

Note 7. Stockholders’ Equity

Pre-Funded Warrants

In August 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors (each, an “Investor” and, collectively, the “Investors”). In a concurrent private placement, the Company issued the Investors warrants to purchase an aggregate of 2,750,000 shares of its common stock (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant was exercisable from August 8, 2018 through August 8, 2023. In August 2023, prior to the expiration of the Warrants, the Company entered into certain agreements with the Investors and their affiliates under which the Company agreed to allow the Warrants to be exercised in exchange for pre-funded warrants representing the same number of Warrant Shares underlying the Warrants with an exercise price of $0.001 per share (the “Pre-Funded Warrants”). Subsequent to the execution of the agreements and prior to the expiration of the Warrants in August 2023, all outstanding Warrants were exercised for gross proceeds of $34.4 million in exchange for 44,748 shares of the Company’s common stock and Pre-Funded Warrants to purchase 2,705,252 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Pre-Funded Warrants) with an exercise price of $0.001 per share. The Pre-Funded Warrants will expire on the day they are exercised in full. The Pre-Funded Warrants are exercisable at any time prior to expiration except that the Pre-Funded Warrants cannot be exercised by the Investors if, after giving effect thereto, the Investors would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. In accordance with ASC Topic 260, “Earnings Per Share”, outstanding Pre-Funded Warrants are included in the computation of basic net income (loss) per share because the exercise price is negligible, and they are fully vested and exercisable after the original issuance date. No Pre-Funded Warrants were exercised during the three months ended March 31, 2026 and 2025. As of March 31, 2026, Pre-Funded Warrants to purchase 1,500,000 shares of common stock remained outstanding.

Note 8. Income Taxes

The Company recorded income tax benefit of $1.5 million for the three months ended March 31, 2026. No income tax expense or benefit was recorded by the Company for the three months ended March 31, 2025. The tax provision for the three months ended March 31, 2026 was determined using an estimated annual effective tax rate, adjusted for discrete items, if any. The income tax benefit for the three months ended March 31, 2026 included a discrete item for stock-based compensation expense.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net income (loss)	$3,783	$(11,655)
Denominator:
Weighted-average shares of common stock, basic	65,087,847	62,963,806
Dilutive effect of common stock equivalents	5,404,771	—
Weighted-average shares of common stock, dilutive	70,492,618	62,963,806
Net income (loss) per share of common stock
Basic net income (loss) per share of common stock	$0.06	$(0.19)
Diluted net income (loss) per share of common stock	$0.05	$(0.19)

Approximately 0.2 million potentially dilutive shares of common stock (consisting of shares subject to outstanding stock options, RSUs, PSUs and under the ESPP, as applicable) were excluded from the diluted net income per share of common stock computation for the three months ended March 31, 2026 because their effect was anti-dilutive. Approximately 9.7 million potentially dilutive shares of common stock (consisting of shares subject to outstanding stock options, RSUs, PSUs, and under the ESPP, as applicable) were excluded from the diluted net loss per share of common stock computation for the three months ended March 31, 2025 due to the Company’s net loss for the period.

Note 10. Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and which are evaluated by a company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and to assess performance.

The Company operates and manages its business as one operating segment, which primarily focuses on the discovery and development of innovative medicines in areas of unmet medical need. The Company’s Chief Executive Officer serves as the Company’s CODM and manages and allocates resources to the operations of the Company on an entity-wide basis. Managing and allocating resources on an entity-wide basis enables the CODM to assess the overall level of resources available and how to best deploy these resources across functions and research and development projects based on unmet medical need, scientific data, probability of technical and regulatory successful development, market potential and other considerations, and, as necessary, reallocate resources among our internal research and development portfolio and external opportunities to best support the long-term growth of our business. The Company’s CODM reviews financial information on an aggregate basis for the purpose of allocating resources and evaluating financial performance, including segment net income (loss), which is also reported on the condensed consolidated statement of operations as consolidated net income (loss).

Segment information was as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025

Revenue	$56,368	$28,321
Less:
Discovery department expense (1)(2)	(8,506)	(3,746)
Development department expense (1)(2)	(17,473)	(12,905)
General and administrative expenses (1)	(5,695)	(5,535)
Employee wages and benefits - discovery (2)	(3,148)	(2,327)
Employee wages and benefits - development (2)	(5,952)	(5,485)
Employee wages and benefits - general and administrative	(4,723)	(3,831)
Stock-based compensation expense	(14,519)	(13,802)
Other segment items (3)	53	82
Interest income	5,876	7,573
Income tax benefit	1,502	—
Segment profit (loss)	$3,783	$(11,655)
Reconciliation of profit (loss)
Adjustments and reconciling items	$—	$—
Consolidated net income (loss)	$3,783	$(11,655)

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

Note 11. Subsequent Events

On April 28, 2026, the Company announced that it exercised its right to opt out of the U.S. profit and loss sharing arrangement (50% to the Company and 50% to Takeda) under the Takeda Collaboration Agreement. The opt-out election triggered a $200.0 million payment, with an additional $200.0 million opt-out fee and a separate $75.0 million milestone upon FDA approval of rusfertide. Following the opt-out, the Company is also eligible to receive up to $775.0 million in sales milestone payments and tiered royalties ranging from 14% to 29% on annual net worldwide sales, with an approximate 21% weighted-average royalty rate at $1.5 billion in annual net sales and a 29% tier applying to incremental annual net sales above $1.5 billion.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Quarterly Report”) and with our Audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2025, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2026.

Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, expectations, plans or intentions relating to clinical development, product candidates, the regulatory approval process, products and markets, and business trends and other information referred to under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. These statements are subject to substantial known and unknown risks, uncertainties and other factors that may cause our actual results, outcomes, performance or achievements, or the timing of such results, outcomes, performance or achievements, to be materially different from any results, outcomes, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “assumes,” “believes,” “commitments,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” “will,” “would,” “seeks” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors, including, among other things, the potential for our programs; the timing, initiation, progress and expected results of our clinical trials and research and development programs, including enrollment, data, costs and regulatory submissions and approvals; our cash runway; our ability to advance product candidates into, and successfully complete, nonclinical studies and clinical trials; our eligibility for, and any expected benefits of, any U.S. Food and Drug Administration (“FDA”) programs or special designations; the potential for eventual regulatory approval and commercialization of our product candidates; the commercialization of our product candidates, if approved; our ability and the potential to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved; the pricing, coverage, and reimbursement of our product candidates, if approved; our potential receipt of milestone payments and royalties under our collaboration agreements; future operating results; our ability and that of our collaboration partners to generate sales, income or cash flow; our estimates regarding expenses, capital requirements, and needs for additional financing and our ability to obtain additional capital; our ability to retain the continued service of our key executives and to identify, hire, and retain additional qualified professionals; developments relating to our competitors and our industry, including competing product candidates and therapies; uncertainty and disruption in the global economy and financial markets due to a number of factors, including but not limited to geopolitical instability, such as the ongoing military conflicts between Russia and Ukraine and in the Middle East and rising tensions between China and Taiwan, elevated and sustained inflation, high oil and other commodity prices and changes in trade policies, including tariffs or other trade restrictions or the threat of such actions and retaliatory actions; the availability of credit; and other factors. Forward-looking statements involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those risks, uncertainties and assumptions discussed in Part II, Item 1A, of this Quarterly Report, Part 1. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and in our other filings with the SEC. These statements are based on information available to us as of the date of this Quarterly Report and, while we believe such information provides a reasonable basis for these statements, the information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results or outcomes could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future developments, changes in assumptions or otherwise. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

“Protagonist,” the Protagonist logo and other trademarks, service marks and trade names of Protagonist are registered and unregistered marks of Protagonist Therapeutics, Inc. in the United States and other jurisdictions.

Overview

We are a discovery through late-stage development biopharmaceutical company with a proprietary peptide technology platform that enables de novo discovery of peptide therapeutics. Our development products and discovery programs fall into three broad therapeutic areas: (i) inflammation and immunology (“I&I”), (ii) hematology and (iii) metabolic diseases. Our aim is to develop medicines for biologically and commercially validated targets which demonstrate a strong differentiation compared to existing therapies.

ICOTYDE™ (icotrokinra)

ICOTYDE™ (icotrokinra) was approved in the United States in March 2026 for the treatment of moderate-to-severe plaque psoriasis in adults and pediatric patients 12 years of age or older who weigh at least 40 kg and are candidates for systemic therapy or phototherapy. ICOTYDE is the first and only targeted oral peptide that precisely blocks the Interleukin-23 receptor (“IL-23R”), which underpins the inflammatory response in psoriasis and offers potential in other IL-23-mediated diseases. ICOTYDE is licensed to Janssen Biotech, Inc., a Johnson & Johnson company (“JNJ”), under a license and collaboration agreement initially entered into in 2017. Following ICOTYDE’s joint discovery by Protagonist and JNJ scientists, we were primarily responsible for the development of ICOTYDE through Phase 1, with JNJ assuming responsibility for further development and commercialization. In September 2025, JNJ submitted an application to the European Medicines Agency (“EMA”) seeking the first approval of ICOTYDE for the treatment of adults and pediatric patients 12 years of age or older with moderate-to-severe plaque psoriasis. ICOTYDE is in Phase 3 development for additional indications including psoriatic arthritis, ulcerative colitis and Crohn’s disease.

Rusfertide

Rusfertide is a first-in-class investigational injectable mimetic of the natural hormone hepcidin in development for the treatment of the rare blood disorder polycythemia vera (“PV”). We discovered rusfertide, advanced it into Phase 3 development, and in early 2024 entered into a co-development and co-commercialization arrangement with Takeda Pharmaceuticals, Inc. (“Takeda”) under a license and collaboration agreement entered into in January 2024. We remained primarily responsible for clinical development activities through rusfertide’s New Drug Application (“NDA”) filing for the treatment of erythrocytosis in patients with PV, which we and Takeda submitted in December 2025. In March 2026, the FDA accepted the NDA and granted Priority Review status for rusfertide. Rusfertide has also previously received Orphan Drug status, Fast Track designation and, in August 2025, Breakthrough Therapy designation (“BTD”). BTD is a process designed to expedite the development and review of drugs that are intended to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapies. BTD also provides eligibility for priority NDA review, and Orphan Drug status qualifies sponsors for various incentives, including the potential for extended market exclusivity. The NDA for rusfertide is currently under priority review by the FDA, with a Prescription Drug User Fee Act target action date in the third quarter of 2026. Takeda has disclosed that it expects to launch rusfertide in the second half of 2026, subject to regulatory approval.

IL-17 Program

PN-881. We are developing PN-881, a potential best-in-class oral peptide IL-17 antagonist, for the treatment of immune-mediated skin diseases. PN-881 targets three IL-17 dimers (IL-17 AA, AF and FF), and may offer potential treatment options for plaque psoriasis, psoriatic arthritis (“PsA”), hidradenitis suppurativa (“HS”), and spondyloarthritis.

In October 2025, the first human subject was dosed in our Phase 1 trial of PN-881 (ClinicalTrials.gov identifier NCT07153146) evaluating its safety, tolerability, pharmacokinetics and pharmacodynamics in healthy adults. Results of the PN-881 Phase 1 study are expected to inform the design and dosing in a subsequent dose-ranging psoriasis trial. We expect to complete the Phase 1 study by mid-2026 and initiate a Phase 2 trial by the end of 2026.

Obesity Program

PN-477. In June 2025, we nominated PN-477, a potential best-in-class novel triple GLP-1, GIP and GCG receptor agonist peptide with oral (“PN-477o”) and subcutaneous (“PN-477sc”) routes of administration, as a development candidate for the treatment of obesity. We designed PN-477 to offer an optimal combination of total body weight loss, improved gastrointestinal tolerability and fat to lean mass ratio, with the dosing convenience of a once-daily oral agent and the added optionality of a once-weekly subcutaneous administration. IND-enabling studies of PN-477 are underway and the initiation of Phase 1 clinical studies in PN-477sc and PN-477o are anticipated in mid-2026 and the first quarter of 2027, respectively.

PN-458. In December 2025, we nominated development candidate PN-458, a potential best-in-class novel dual GLP-1 and GIP receptor agonist peptide, as a development candidate for the treatment of obesity, with optionality for both an oral (“PN-458o”) and subcutaneous (“PN-458sc”) formulation. IND-enabling studies for PN-458o and PN-458sc are ongoing.

Oral Hepcidin Program

PN-8047. In December 2025, we nominated development candidate PN-8047, an orally administered small molecule hepcidin functional mimetic, which we believe may be complementary to the injectable rusfertide for offering the best treatment options for PV. IND-enabling studies for PN-8047 are ongoing.

Other Programs

We also have pre-clinical stage drug discovery programs addressing biologically and commercially validated targets, including an oral IL-4R alpha antagonist for the treatment of atopic dermatitis and moderate-to-severe asthma, and amylinR-based oral and subcutaneous mono- and poly-agonists for the treatment of obesity.

Significant Cash Resources

We ended the first quarter of 2026 with cash, cash equivalents and marketable securities of approximately $620.3 million, as compared to cash, cash equivalents and marketable securities of approximately $646.0 million as of December 31, 2025. For the remainder of 2026 and beyond, we are eligible to receive significant milestone, royalty and other payments from our collaborations with JNJ and Takeda, as described below. The receipt of future royalties and commercial milestones is contingent upon the relevant products receiving FDA approval and achieving a successful commercial launch.

Collaboration Agreements

JNJ License and Collaboration Agreement

We and JNJ are parties to a license and collaboration agreement related to the development and commercialization of ICOTYDE. We entered into the agreement in July 2017, and amended it in May 2019, July 2021 and November 2024 (as amended, the “JNJ License and Collaboration Agreement”). Pursuant to the JNJ License and Collaboration Agreement, we were primarily responsible for the discovery, IND-enabling studies, and the initial Phase 1 study for ICOTYDE, and JNJ is primarily responsible for conducting all further development.

In March 2026, we earned a $50.0 million milestone payment upon FDA approval of ICOTYDE for the treatment of moderate-to-severe plaque psoriasis in adults and pediatric patients 12 years of age or older who weigh at least 40 kg and are candidates for systemic therapy or phototherapy. As of March 31, 2026, we have earned a total of

$387.5 million in non-refundable payments from JNJ under the agreement. We are eligible to receive up to $580.0 million in future development and sales milestone payments, including the following potential milestones:

We will also receive upward tiering royalties on net worldwide ICOTYDE product sales at percentages ranging from 6% to 10%. Our weighted-average royalty rate on the first $4.0 billion in annual net sales is 7.25%, and the rate on net sales over $4.0 billion is 10%. See Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

Takeda Collaboration Agreement

In January 2024, we entered into a worldwide license and collaboration agreement for rusfertide with Takeda (the “Takeda Collaboration Agreement”) related to rusfertide (and specified second-generation injectable hepcidin mimetic compounds developed and commercialized under the agreement that are not currently in development). In December 2025, we and Takeda submitted an NDA to the FDA for rusfertide in PV, which is currently under priority review. We were primarily responsible for the clinical development of rusfertide through NDA filing and remain primarily responsible for the conduct of ongoing rusfertide long-term extension studies. Under the terms of the agreement, we received an upfront payment of $300.0 million in April 2024 and a $25.0 million milestone payment in September 2025 upon completion of the Phase 3 VERIFY clinical trial (NCT05210790) report.

Effective April 28, 2026, we exercised our right to opt-out of the U.S. profit and loss sharing arrangement (50% to us and 50% to Takeda) under the Takeda Collaboration Agreement. The opt-out election triggered a $200.0 million payment to us, with an additional $200.0 million opt-out fee and a separate $75.0 million milestone upon FDA approval of rusfertide. Following the opt-out, Takeda has an exclusive worldwide license to develop and commercialize rusfertide, and we are eligible to receive tiered royalties ranging from 14% to 29% on annual worldwide net sales, with an approximate weighted-average royalty rate of 21% at $1.5 billion in annual net sales and a rate of 29% for incremental annual net sales over $1.5 billion. In addition, under the agreement, we are eligible to receive up to an aggregate of $975.0 million in development, regulatory and sales milestones, including the $25.0 million milestone payment already received in September 2025. Upcoming potential development milestones and potential sales milestones under the agreement include the following:

See Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for further details related to the agreement.

Risks and Uncertainties

We describe the respective risks, uncertainties and assumptions that could affect our business, financial condition or results of operations in Part II, Item 1A. “Risk Factors” herein and in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Operations

We have incurred cumulative net losses from inception through March 31, 2026 of $466.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research and development expenses, and other expenses related to our ongoing operations, clinical development and pre-clinical discovery programs.

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

There have been no material changes to our critical accounting policies during the three months ended March 31, 2026, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for the year ended December 31, 2025 filed with the SEC on February 25, 2026.

Components of Our Results of Operations

License and Collaboration Revenue

Our license and collaboration revenue is derived from payments we receive from our collaboration partners under the JNJ License and Collaboration Agreement and the Takeda Collaboration Agreement. We expect our revenue to increase significantly in future periods due to the receipt of milestone payments, including payments related to NDA approvals and the exercise of our opt-out right under the Takeda Collaboration Agreement, and royalties for sales of ICOTYDE for moderate-to-severe plaque psoriasis, and in other indications if approved. We also expect to receive royalties for rusfertide in PV if NDA approval is received and the product is successfully commercialized. See Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

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

We expect our research and development expenses to increase in the near term as compared to the prior year period as we continue to focus our resources toward advancing our pre-clinical and drug discovery research and clinical programs, including progressing our product development candidates PN-881, PN-477, PN-458 and PN-8047 through IND-enabling studies, or foreign equivalents. The process of conducting research, identifying potential product candidates, conducting pre-clinical studies and clinical trials necessary to obtain regulatory approval and commencing pre-commercialization activities is costly and time intensive. We may never succeed in achieving marketing approval for our current or future product candidates regardless of our costs and efforts. The probability of success of our product candidates may be affected by numerous factors, including pre-clinical data, clinical data, competition, manufacturing capability, our cost of goods to be sold, our ability to receive, and the timing of, regulatory approvals, market conditions, and our ability to successfully commercialize our products if they are approved for marketing. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will be able to generate revenue from the commercialization and sale of any of our current or future product candidates. Our research and development programs are subject to change from time to time as we evaluate our priorities and available resources.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated costs and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated costs consist of expenses for rent and maintenance of facilities, information technology, depreciation and amortization expense and administrative supplies. We expect to continue to incur expenses to support our continued operations as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of the national securities exchange on which our securities are traded, insurance expenses, investor relations expenses, audit fees, professional services and general overhead and administrative costs.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

	Three Months Ended
	March 31,		Dollar	%
	2026	2025	Change	Change

	(Dollars in thousands)
License and collaboration revenue	$56,368	$28,321	$28,047	99
Operating expenses:
Research and development (1)	46,739	35,893	10,846	30
General and administrative (2)	13,277	11,738	1,539	13
Total operating expenses	60,016	47,631	12,385	26
Loss from operations	(3,648)	(19,310)	15,662	(81)
Interest income	5,876	7,573	(1,697)	(22)
Other income, net	53	82	(29)	(35)
Income (loss) before income tax benefit	2,281	(11,655)	13,936	(120)
Income tax benefit	1,502	—	1,502	*
Net income (loss)	$3,783	$(11,655)	$15,438	(132)

*Percentage not meaningful.

(1)	Includes $7.8 million and $8.0 million of non-cash stock-based compensation expense for the three months ended March 31, 2026 and 2025, respectively.
(2)	Includes $6.7 million and $5.8 million of non-cash stock-based compensation expense for the three months ended March 31, 2026 and 2025, respectively.

License and Collaboration Revenue

License and collaboration revenue was comprised of the following for the periods presented:

	Three Months Ended March 31,		Dollar	%
	2026	2025	Change	Change

	(Dollars in thousands)
License and collaboration revenue:
JNJ License and Collaboration Agreement revenue	$50,000	$—	$50,000	*
Takeda Collaboration Agreement revenue	6,368	28,321	(21,953)	(78)
Total license and collaboration revenue	$56,368	$28,321	$28,047	99

*Percentage not meaningful.

Our revenue is derived from licensing and collaboration agreements and is highly variable and dependent upon factors such as the timing of when regulatory and sales milestones are achieved, if at all, and the accounting for any upfront payments associated with any existing or new agreements.

License and collaboration revenue for the three months ended March 31, 2026 of $56.4 million was comprised of (i) a $50.0 million milestone payment related to the JNJ License and Collaboration Agreement upon FDA approval of ICOTYDE for the treatment of moderate-to-severe plaque psoriasis, (ii) $3.3 million related to the Takeda Collaboration Agreement for development services provided by us during the period using the cost-based input method, and (iii) $3.1 million from Takeda for rusfertide clinical supplies. The remaining $6.3 million in deferred revenue as of March 31, 2026 will be recognized through the conclusion of the development services performance obligation.

License and collaboration revenue for the three months ended March 31, 2025 of $28.3 million was related to the Takeda Collaboration Agreement, including (i) $22.8 million related to the proportional recognition of the $25.0 milestone deemed probable of being achieved due to the Phase 3 VERIFY trial meeting its primary endpoint and (ii) $5.5 million related to the initial transaction price for development services provided by us during the period. Revenue recognition for the $25.0 million milestone, which was payable upon completion of the VERIFY clinical study report, was allocated based on the initial standalone selling price of each performance obligation under the agreement. The remaining $2.2 million in revenue related to the milestone is recognized through the conclusion of the development services performance obligation. We recorded a corresponding contract asset of $22.8 million on our condensed consolidated balance sheet as of March 31, 2025.

As described above, we opted out of the U.S. profit and loss sharing arrangement right under the Takeda Collaboration Agreement in April 2026 and are eligible to receive up to $400.0 million in payments, along with an enhanced milestone payment of $75.0 million upon the FDA’s approval of rusfertide. In addition, we expect to receive significant royalties in 2026 from the launch of ICOTYDE and may receive royalties from rusfertide, pending potential FDA approval and commercial launch.

Research and Development Expenses

	Three Months Ended
	March 31,		Dollar	%
	2026	2025	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide	$17,449	$21,400	$(3,951)	(18)
Clinical and development expense — PN-881	8,883	—	8,883	*
Clinical and development expense — other	51	116	(65)	(56)
Pre-clinical and drug discovery research expense	20,356	14,377	5,979	42
Total research and development expenses	$46,739	$35,893	$10,846	30

*Percentage not meaningful.

Research and development expenses increased $10.8 million, or 30%, from $35.9 million for the three months ended March 31, 2025 to $46.7 million for the three months ended March 31, 2026. The increase was primarily due to an increase of $8.9 million in costs related to our Phase 1 study for development candidate PN-881 initiated in the third quarter of 2025 and a $6.0 million increase in pre-clinical and drug discovery research program expense, partially offset by a decrease of $4.0 million in rusfertide expenses primarily related to the completion of our Phase 3 VERIFY trial during the first quarter of 2025.

We had 100 and 97 full-time equivalent research and development head count as of March 31, 2026 and 2025, respectively. Research and development personnel-related expenses for the three months ended March 31, 2026 increased by $1.0 million as compared to the three months ended March 31, 2025, primarily driven by increases in wages and benefits.

We expect research and development expenses to increase significantly as compared to prior periods as we continue to invest in new discovery programs and our disclosed pre-clinical programs and advance multiple clinical candidates into development. The timing and magnitude of these expenses will vary depending on the progress or our programs, including the initiation and pace of clinical trials and related development activities.

General and Administrative Expenses

General and administrative expenses increased $1.5 million, or 13%, from $11.7 million for the three months ended March 31, 2025 to $13.3 million for the three months ended March 31, 2026. The increase was primarily due to a $1.8 million increase in personnel-related expenses, primarily driven by increases in wages and benefits and stock-based compensation, partially offset by a $0.3 million decrease in professional services and other expenses.

We had 31 and 27 full-time equivalent general and administrative head count as of March 31, 2026 and 2025, respectively.

Interest Income

Interest income decreased by $1.7 million, or 22%, from $7.6 million for the three months ended March 31, 2025 to $5.9 for million for the three months ended March 31, 2026 due to a decrease in invested balances and lower effective yields.

Income Tax Benefit

Income tax benefit was $1.5 million and zero for the three months ended March 31, 2026 and 2025, respectively. Income tax benefit for the three months ended March 31, 2026 included a discrete credit for stock-based compensation expense specific to the current quarter.

Liquidity and Capital Resources

Sources of Liquidity

We had $620.3 million and $646.0 million in cash, cash equivalents and marketable securities as of March 31, 2026 and December 31, 2025, respectively. Historically, we have funded our operations primarily from receipt of payments under collaboration agreements, as discussed in “Collaboration Agreements” above, and net proceeds from the sale of shares of our common stock.

Capital Requirements

As of March 31, 2026, we had $620.3 million in cash, cash equivalents and marketable securities and an accumulated deficit of $466.9 million. Our capital expenditures were $0.2 million and $1.6 million for the three months ended March 31, 2026 and the year ended December 31, 2025, respectively. Our primary uses of cash are to fund our operating expenses, including our research and development expenditures and general and administrative costs. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months from the date of this Quarterly Report based on current operating plans and financial forecasts.

We do not currently anticipate a need for additional funding in the near term. However, we may require additional funding in the future to advance our discovery pipeline and to develop, acquire, or in-license other potential product candidates. Our future funding requirements will depend on many factors, including those described in Part II, Item 1A, “Risk Factors” herein and in Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Such additional funding may come from various sources, including raising additional capital, seeking access to debt, and seeking additional collaborative or other arrangements with partners, but such funding may not be available on terms acceptable to us, if at all.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2026	2025

Condensed Consolidated Statements of Cash Flows Data:	(Dollars in thousands)
Cash (used in) provided by operating activities	$(48,943)	$125,363
Cash provided by (used in) investing activities	$90,892	$(94,402)
Cash provided by financing activities	$23,374	$11,443
Stock-based compensation	$14,519	$13,802
Change in deferred revenue	$(3,268)	$(5,496)

Cash (Used in) Provided by Operating Activities

Cash used in operating activities for the three months ended March 31, 2026 was $48.9 million and consisted primarily of a net change of $67.1 million in net operating assets and liabilities, partially offset by net income of $3.8 million and certain non-cash items, including $14.5 million of stock-based compensation expense. The $174.3 million increase in cash used in operating activities during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to the receipt of a $165.0 million milestone payment under the JNJ License and Collaboration Agreement in January 2025 and a $50.0 million milestone payment receivable under the JNJ License and Collaboration Agreement during the three months ended March 31, 2026, partially offset by a $22.8 million change in contract asset and an increase of $15.4 million in net income during the three months ended March 31, 2026.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities for the three months ended March 31, 2026 was $90.9 million and consisted primarily of proceeds from maturities and sales of marketable securities of $160.1 million, partially offset by purchases of marketable securities of $69.0 million and purchases of property and equipment of $0.2 million. The $185.3 million increase in cash provided by investing activities for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily related to the investment of milestone payments received in 2025. Purchases of property and equipment were primarily related to laboratory equipment and furniture and fixtures.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2026 was $23.4 million and consisted of net cash proceeds from the issuance of common stock upon exercises of stock options and purchases of stock under our employee stock purchase plan (“ESPP”). The $11.9 million increase in cash provided by financing activities for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to an $11.5 million increase in proceeds from the issuance of common stock upon exercise of options and purchases of common stock under the ESPP.

Contractual Obligations and Other Commitments

During the three months ended March 31, 2026, there were no material changes to our material cash requirements, including commitments for capital expenditures, described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 25, 2026.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our interest-earning investments and inflation risk affecting labor costs and clinical trial costs.

Interest Rate Fluctuation Risk

We had $620.3 million and $646.0 million in cash, cash equivalents and marketable securities at March 31, 2026 and December 31, 2025, respectively. Our cash and cash equivalents consist of cash, money market funds, certificates of deposit and commercial paper. Marketable securities consist of government and agency bonds, commercial paper and corporate bonds. A portion of our investments may be subject to interest rate risk and could decline in value if market interest rates increase. Based on our interest rate sensitivity analysis, an immediate 100 basis point increase in interest rates would increase our annual interest income by approximately $3.8 million, while an immediate 100 basis point decrease in interest rates would decrease our annual interest income by approximately $3.8 million.

Approximately $1.2 million and $2.8 million of our cash balance was located in Australia at March 31, 2026 and December 31, 2025, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of our expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on the results of our operations.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our costs, such as the cost of labor and research and development contract costs. We do not believe inflation has had a material adverse effect on the results of our operations during the three months ended March 31, 2026.

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

ITEM 1A.RISK FACTORS

Our business, results of operations and financial conditions are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes from the risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchases of Shares or of Company Equity Securities

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

(c)	Trading Plans

On January 30, 2026, Dinesh V. Patel, Ph.D., our Chief Executive Officer and a member of our Board of Directors (the “Board”), adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 300,000 shares of the Company’s common stock through October 9, 2026, or such earlier date when all transactions under the trading plan are completed, subject to certain conditions.

On February 27, 2026, William Waddill, a member of our Board, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 27,000 shares of the Company’s common stock through May 31, 2027, or such earlier date when all transactions under the trading plan are completed, subject to certain conditions.

Except as discussed above, during the fiscal quarter ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case as defined in Item 408(a) of Regulation S-K).

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

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

PROTAGONIST THERAPEUTICS, INC.

Date: May 5, 2026	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 5, 2026	By:	/s/ Asif Ali
Asif Ali
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)