Form 10-Q
period 2026-06-30
Protagonist Therapeutics, Inc
filed 2026-08-05
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 31, 2026, there were 64,708,285 shares of the registrant’s Common Stock, par value $0.00001 per share, outstanding.

PROTAGONIST THERAPEUTICS, INC.

FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$420,078	$128,390
Marketable securities	362,498	438,974
Receivable from collaboration partner	13,416	121
Contract asset	3,366	—
Prepaid expenses and other current assets	7,790	10,089
Total current assets	807,148	577,574
Marketable securities - noncurrent	66,875	78,638
Property and equipment, net	3,456	3,860
Restricted cash - noncurrent	287	287
Operating lease right-of-use asset	6,946	7,829
Other non-current asset	832	—
Total assets	$885,544	$668,188
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,459	$5,339
Accrued expenses and other payables	21,667	28,269
Deferred revenue	9,659	9,550
Operating lease liability	2,396	2,283
Total current liabilities	37,181	45,441
Operating lease liability - noncurrent	6,820	8,040
Total liabilities	44,001	53,481
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 180,000,000 shares authorized; 64,672,032 and 62,577,897 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	1,146,409	1,084,736
Accumulated other comprehensive (loss) income	(828)	641
Accumulated deficit	(304,039)	(470,671)
Total stockholders’ equity	841,543	614,707
Total liabilities and stockholders’ equity	$885,544	$668,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
License and collaboration revenue	$213,475	$5,546	$269,843	$33,867
Operating expenses:
Research and development	42,061	37,036	88,800	72,929
General and administrative	12,648	10,551	25,925	22,289
Total operating expenses	54,709	47,587	114,725	95,218
Income (loss) from operations	158,766	(42,041)	155,118	(61,351)
Interest income	6,429	7,406	12,305	14,979
Other (expense) income, net	(81)	36	(28)	118
Income (loss) before income tax expense	165,114	(34,599)	167,395	(46,254)
Income tax expense	2,265	172	763	172
Net income (loss)	$162,849	$(34,771)	$166,632	$(46,426)
Net income (loss) per share, basic	$2.47	$(0.55)	$2.54	$(0.73)
Net income (loss) per share, diluted	$2.29	$(0.55)	$2.35	$(0.73)
Weighted-average shares used to compute net income (loss) per share, basic	65,935,769	63,510,537	65,514,150	63,238,682
Weighted-average shares used to compute net income (loss) per share, diluted	71,007,011	63,510,537	70,818,718	63,238,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$162,849	$(34,771)	$166,632	$(46,426)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(559)	(100)	(1,469)	67
Comprehensive income (loss)	$162,290	$(34,871)	$165,163	$(46,359)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	Income (Loss)	Deficit	Equity
Three months ended June 30, 2026	Shares	Amount
Balance at March 31, 2026	64,227,057	$1	$1,122,629	$(269)	$(466,888)	$655,473
Issuance of common stock under equity incentive and employee stock purchase plans	444,975	—	9,743	—	—	9,743
Stock-based compensation expense		—	14,037	—	—	14,037
Other comprehensive loss	—	—	—	(559)	—	(559)
Net income	—	—	—	—	162,849	162,849
Balance at June 30, 2026	64,672,032	$1	$1,146,409	$(828)	$(304,039)	$841,543

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	Income (Loss)	Deficit	Equity
Three months ended June 30, 2025	Shares	Amount
Balance at March 31, 2025	61,928,760	$1	$1,041,143	$85	$(352,177)	$689,052
Issuance of common stock under equity incentive and employee stock purchase plans	178,812	—	2,925	—	—	2,925
Stock-based compensation expense	—	—	10,912	—	—	10,912
Other comprehensive loss	—	—	—	(100)	—	(100)
Net loss	—	—	—	—	(34,771)	(34,771)
Balance at June 30, 2025	62,107,572	$1	$1,054,980	$(15)	$(386,948)	$668,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	Income (Loss)	Deficit	Equity
Six months ended June 30, 2026	Shares	Amount
Balance at December 31, 2025	62,577,897	$1	$1,084,736	$641	$(470,671)	$614,707
Issuance of common stock under equity incentive and employee stock purchase plans	2,094,135	—	33,117	—	—	33,117
Stock-based compensation expense	—	—	28,556	—	—	28,556
Other comprehensive loss	—	—	—	(1,469)	—	(1,469)
Net income	—	—	—	—	166,632	166,632
Balance at June 30, 2026	64,672,032	$1	$1,146,409	$(828)	$(304,039)	$841,543

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Capital	Income (Loss)	Deficit	Equity
Six months ended June 30, 2025	Shares	Amount
Balance at December 31, 2024	61,035,139	$1	$1,015,898	$(82)	$(340,522)	$675,295
Issuance of common stock under equity incentive and employee stock purchase plans	1,085,069	—	14,847	—	—	14,847
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(12,636)	—	(479)	—	—	(479)
Stock-based compensation expense	—	—	24,714	—	—	24,714
Other comprehensive income	—	—	—	67	—	67
Net loss	—	—	—	—	(46,426)	(46,426)
Balance at June 30, 2025	62,107,572	$1	$1,054,980	$(15)	$(386,948)	$668,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$166,632	$(46,426)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	28,556	24,714
Non-cash lease expense	883	1,137
Depreciation	804	543
Accretion of discount on marketable securities	(2,071)	(4,203)
Other	(4)	5
Changes in operating assets and liabilities:
Receivable from collaboration partner	(13,295)	165,000
Contract asset	(3,366)	(22,287)
Prepaid expenses and other assets	2,299	(2,045)
Accounts payable	(1,897)	1,612
Accrued expenses and other payables	(6,602)	(8,378)
Deferred revenue	109	(10,504)
Income taxes payable	—	(2,689)
Operating lease liability	(1,107)	104
Other non-current asset	(832)	—
Net cash provided by operating activities	170,109	96,583
Cash Flows from Investing Activities
Purchase of marketable securities	(203,644)	(281,194)
Proceeds from maturities of marketable securities	289,105	235,957
Proceeds from sale of marketable securities	3,384	7,003
Purchases of property and equipment	(383)	(1,358)
Net cash provided by (used in) investing activities	88,462	(39,592)
Cash Flows from Financing Activities
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	33,117	14,847
Tax withholding payments related to net settlement of restricted stock units	—	(479)
Net cash provided by financing activities	33,117	14,368
Net increase in cash, cash equivalents and restricted cash	291,688	71,359
Cash, cash equivalents and restricted cash, beginning of period	128,677	97,474
Cash, cash equivalents and restricted cash, end of period	$420,365	$168,833
Supplemental Disclosure of Non-Cash Financing and Investing Information:
Purchases of property and equipment in accounts payable and accrued liabilities	$17	$103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.Organization and Description of Business

Protagonist Therapeutics, Inc. (the “Company”) is a discovery through late-stage development biopharmaceutical company with a proprietary technology platform that enables de novo discovery of peptide therapeutics. The Company’s programs fall into three broad therapeutic areas: (i) inflammation and immunology (“I&I”), (ii) hematology and (iii) metabolic diseases. The Company’s aim is to develop medicines for biologically and commercially validated targets which demonstrate a strong differentiation compared to existing therapies.

ICOTYDE™ (icotrokinra) was approved in the United States in March 2026 for the treatment of moderate-to-severe plaque psoriasis in adults and pediatric patients 12 years of age or older who weigh at least 40 kg and are candidates for systemic therapy or phototherapy. ICOTYDE is the first and only targeted oral peptide that precisely blocks the Interleukin-23 receptor (“IL-23R”) and is licensed to Janssen Biotech, Inc., a Johnson & Johnson company (“JNJ”). ICOTYDE was jointly discovered by the Company and JNJ scientists, with the Company having primary responsibility for the development of ICOTYDE through Phase 1, and JNJ assuming responsibility for further development and commercialization. In September 2025, JNJ submitted an application to the European Medicines Agency (“EMA”) seeking the first approval of ICOTYDE for the treatment of adults and pediatric patients 12 years of age and older with moderate-to-severe plaque psoriasis. ICOTYDE is in Phase 3 development for psoriatic arthritis and ulcerative colitis, and in Phase 2b/3 for Crohn’s disease.

Rusfertide, a first-in-class investigational injectable mimetic of the natural hormone hepcidin, is currently in development for the treatment of the rare blood disorder polycythemia vera (“PV”). Rusfertide is licensed to Takeda Pharmaceuticals Inc. (“Takeda”). The Company discovered and led development for rusfertide through Phase 3, and Takeda is responsible for further development and commercialization. In August 2025, rusfertide was granted Breakthrough Therapy designation by the U.S. Food and Drug Administration (the “FDA”) for the treatment of erythrocytosis in patients with PV. In December 2025, a New Drug Application (“NDA”) was submitted to the FDA by Takeda and the Company seeking the first approval of rusfertide for the treatment of adults with PV. The NDA was granted priority review by the FDA, with a Prescription Drug User Fee Act target action date in August 2026.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted and, accordingly, the condensed consolidated balance sheet as of June 30, 2026 has been derived from the Company’s unaudited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s condensed consolidated financial statements. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future period.

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

Cash as reported in the condensed consolidated statements of cash flows consisted of (in thousands):

	June 30,
	2026	2025
Cash and cash equivalents	$420,078	$168,543
Restricted cash - noncurrent	287	290
Total cash reported on condensed consolidated statements of cash flows	$420,365	$168,833

Restricted cash as of June 30, 2026 and 2025 consists of a cash deposit held as security in connection with a letter of credit related to the Company’s facility lease entered into in March 2017, as subsequently amended, and a cash deposit held as security in connection with the issuance of a bank guarantee in May 2025 to maintain the active status of the Company’s value-added tax registration.

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

PSUs allow the recipients of such awards to earn fully vested shares of the Company’s common stock upon the achievement of pre-established performance objectives. Stock-based compensation expense associated with PSUs is based on the fair value of the Company’s common stock on the grant date, which equals the closing market price of the Company’s common stock on the grant date and is recognized when the performance objective is expected to be achieved. The Company evaluates the probability of achieving the performance criteria on a quarterly basis. The cumulative effect on current and prior periods of a change in the estimated number of PSUs expected to be earned is recognized as compensation expense or as reduction of previously recognized compensation expense in the period of the revised estimate. No stock-based compensation related to PSUs was recognized for the three and six months ended June 30, 2026 and the three months ended June 30, 2025. The Company recognized $1.8 million of stock-based compensation expense related to PSUs for the six months ended June 30, 2025.

The Company recognizes forfeitures of stock-based awards as they occur.

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development	$7,558	$6,291	$15,327	$14,282
General and administrative	6,479	4,621	13,229	10,432
Total stock-based compensation expense	$14,037	$10,912	$28,556	$24,714

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2026, as compared to those disclosed in Note 2. Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Issued Accounting Pronouncements Not Yet Adopted as of June 30, 2026

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

During the first quarter of 2026, the Company earned a $50.0 million milestone payment upon FDA approval of ICOTYDE for the treatment of moderate-to-severe plaque psoriasis in adults and pediatric patients 12 years of age or older who weigh at least 40 kg and are candidates for systemic therapy or phototherapy. The Company has earned a total of $387.5 million in non-refundable upfront and milestone payments from JNJ under the JNJ License and Collaboration Agreement from inception in 2017 through June 30, 2026.

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

Pursuant to the Takeda Collaboration Agreement, the Company and Takeda agreed to jointly develop and commercialize rusfertide and potentially other specified second-generation injectable hepcidin mimetic compounds (the “Licensed Products”) in the United States (the “Profit-Share Territory”). Takeda was solely and exclusively responsible for the development and commercialization of the Licensed Products in all other countries (the “Takeda Territory”). The Company and Takeda shared the costs of the development, manufacture and commercialization activities for the Licensed Products in the Profit-Share Territory, provided that (i) the Company led, and was solely responsible for its costs associated with, completion of the ongoing Phase 3 VERIFY trial evaluating rusfertide for the treatment of PV; (ii) Takeda led, and was solely responsible for its costs associated with, U.S. regulatory and pre-commercialization activities related to rusfertide in the Profit-Share Territory; and (iii) Takeda led commercialization of rusfertide in the Profit-Share Territory, though the Company held an option to co-detail. Takeda was solely responsible for all costs for the development, manufacture and commercialization of the Licensed Products in the Takeda Territory. The Company granted Takeda a non-transferable, sublicensable and, except for certain specified exceptions, exclusive license to certain intellectual property of the Company to exercise its rights and perform its obligations under the Takeda Collaboration Agreement. In March 2025, the Company and Takeda agreed, pursuant to the provisions of the Takeda Collaboration Agreement, as amended, that Takeda would assume responsibility for leading and implementing the regulatory strategy and associated activities for preparation of the NDA related to rusfertide in PV, which was submitted to the FDA in December 2025. The Company was primarily responsible for clinical development activities through the NDA filing and for conducting ongoing rusfertide long-term extension studies.

Pursuant to the Takeda Collaboration Agreement, the Company received a one-time, non-refundable upfront payment of $300.0 million in April 2024 and a $25.0 million milestone payment in September 2025.

On April 28, 2026, the Company announced that it exercised its right to opt out of the U.S. profit and loss sharing arrangement (50% to the Company and 50% to Takeda) under the Takeda Collaboration Agreement. Following the Company’s exercise of the opt-out right, the Company has agreed to transition applicable development and commercial activities to Takeda, and Takeda has the right to assume sole operational and financial responsibility for such activities in the United States. The opt-out election triggered a $200.0 million payment, with an additional $200.0 million opt-out fee and a separate $75.0 million milestone due upon FDA approval of rusfertide. Following the opt-out, the Company is also eligible to receive up to $775.0 million in sales milestone payments and tiered royalties ranging from 14% to 29% on annual net worldwide sales, with an approximate 21% weighted-average royalty rate at $1.5 billion in annual net sales and a 29% tier applying to incremental annual net sales above $1.5 billion.

Upcoming potential development milestones under the Takeda Collaboration Agreement include:

●	$75.0 million upon FDA approval of an NDA for rusfertide in PV;
●	$15.0 million upon first regulatory approval for rusfertide in PV in three European countries, after pricing and reimbursement approval; and
●	$10.0 million upon first regulatory approval for rusfertide in PV in Japan.

The Company is obligated to perform certain wind-down activities during the three-month opt-out wind-down period which includes transferring the VERIFY trial and other projects to Takeda, overseeing vendors and development activities until such activities are fully transferred to Takeda, and continuing to perform the rusfertide open label extension. Such costs during the wind-down period (from April 28, 2026 to July 27, 2026) are shared (50%) with Takeda and the Company aims to transfer the majority of the activities to Takeda by July 27, 2026. As agreed upon with Takeda, Protagonist will continue work for the rusfertide open-label extension after the wind-down period until completion, which is expected in the first quarter of 2027. Costs incurred by Protagonist for any remaining wind-down activities and rusfertide open-label extension after July 27, 2026 will be fully reimbursed by Takeda.

The Company initially evaluated the Takeda Collaboration Agreement and concluded that it had elements that were within the scope of ASC Topic 606 and ASC Topic 808. As of the effective date of the Takeda Collaboration Agreement, the Company identified two distinct performance obligations: (i) the rusfertide license delivered upon the effectiveness of the Takeda Collaboration Agreement and (ii) certain development services to be provided prior to the opt-out period, including certain of the Company’s responsibilities to complete the VERIFY Phase 3 clinical trial in PV and associated manufacturing services. Following the completion of the wind-down period on July 27, 2026, the Takeda Collaboration Agreement will no longer meet the definition of a collaborative arrangement under ASC Topic 808.

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

The amount allocated to the license, which represents functional intellectual property that was transferred at a point in time, was satisfied upon transfer of the license to Takeda. The amount allocated to development services will be recognized over time based on a measure of the Company’s efforts toward satisfying the performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g., costs incurred compared to total budget). As of the opt-out date, the development services performance obligation remained partially unsatisfied.

The exercise of the opt-out right results in a contract modification under ASC Topic 606 because it changes the enforceable rights and obligations of the parties under the Takeda Collaboration Agreement. As a result, the remaining unconstrained consideration was allocated to the remaining development services performance obligation, and the modification was accounted for as part of the existing contract.

Revenue Recognition

For the three months ended June 30, 2026, the Company recognized license and collaboration revenue of $213.5 million. This included $202.5 million under the Takeda Collaboration Agreement using the cost-based input method for development services, consisting of (i) $192.4 million related to the proportional recognition of the $200.0 million opt-out payment, (ii) $5.7 million related to cost reimbursement for post opt-out wind-down services provided by the Company, $3.4 million of which was recorded as a contract asset, and (iii) $4.4 million related to the initial upfront payment and milestones received to date. In addition, the Company recognized revenue during the period of $11.0 million for rusfertide clinical supplies under the Takeda Collaboration Agreement and other revenues. The remaining $7.6 million in revenue related to the $200.0 million opt-out payment under the Takeda Collaboration Agreement was recorded as deferred revenue on the Company’s condensed consolidated balance sheet and is expected to be recognized through the conclusion of the development services performance obligation.

For the six months ended June 30, 2026, the Company recognized license and collaboration revenue of $269.8 million. This included $205.7 million under the Takeda Collaboration Agreement using the cost-based input method for development services, consisting of (i) $192.4 million related to the proportional recognition of the $200.0 million opt-out payment, (ii) $5.7 million related to cost reimbursement for post opt-out wind-down services provided by the Company, $3.4 million of which was recorded as a contract asset, and (iii) $7.6 million related to the initial upfront payment and milestones received to date. In addition, the Company recognized a $50.0 million milestone payment related to the JNJ License and Collaboration Agreement, which was earned upon FDA approval of ICOTYDE for the treatment of moderate-to-severe plaque psoriasis, and $14.1 million for rusfertide clinical supplies under the Takeda Collaboration Agreement and other revenues.

For the three and six months ended June 30, 2026, the Company recognized $4.4 million and $7.6 million of revenue, respectively, that was included in the deferred revenue balance at the beginning of the period. None of the costs to obtain or fulfill the contracts were capitalized.

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

The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$124,167	$—	$—	$124,167
Certificates of deposit	—	19,906	—	19,906
U.S. Treasury and agency securities	—	271,722	—	271,722
Commercial paper	—	294,306	—	294,306
Corporate debt securities	—	77,122	—	77,122
Total financial assets	$124,167	$663,056	$—	$787,223

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$40,774	$—	$—	$40,774
Certificates of deposit	—	11,391	—	11,391
U.S. Treasury and agency securities	—	348,948	—	348,948
Commercial paper	—	77,865	—	77,865
Corporate debt securities	—	159,211	—	159,211
Total financial assets	$40,774	$597,415	$—	$638,189

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

Note 5. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following (in thousands):

	June 30, 2026
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$124,167	$—	$—	$124,167
Certificates of deposit	19,918	—	(12)	19,906
U.S. Treasury and agency securities	272,197	26	(501)	271,722
Commercial paper	294,401	1	(96)	294,306
Corporate debt securities	77,226	1	(105)	77,122
Total cash equivalents and marketable securities	$787,909	$28	$(714)	$787,223
Classified as:
Cash equivalents				$357,850
Marketable securities - current				362,498
Marketable securities - noncurrent				66,875
Total cash equivalents and marketable securities				$787,223

	December 31, 2025
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$40,774	$—	$—	$40,774
Certificates of deposit	11,387	4	—	11,391
U.S. Treasury and agency securities	348,250	706	(8)	348,948
Commercial paper	77,868	4	(7)	77,865
Corporate debt securities	159,127	93	(9)	159,211
Total cash equivalents and marketable securities	$637,406	$807	$(24)	$638,189
Classified as:
Cash equivalents				$120,577
Marketable securities - current				438,974
Marketable securities - noncurrent				78,638
Total cash equivalents and marketable securities				$638,189

All of the Company’s marketable securities are classified as available-for-sale. Current marketable securities of $362.5 million and $439.0 million held as of June 30, 2026 and December 31, 2025, respectively, had contractual maturities of less than one year. Noncurrent marketable securities of $66.9 million and $78.6 million held as of June 30, 2026 and December 31, 2025, respectively, had contractual maturities of at least one year but no more than two years. The Company does not intend to sell its securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be at maturity.

During the six months ended June 30, 2026 and 2025, the Company sold $3.4 million and $7.0 million of marketable securities and realized a net gain of $5.0 thousand and a net loss of $5.0 thousand, respectively. The Company evaluated securities with unrealized losses to determine whether such losses, if any, were due to credit-related factors and determined that there were no credit-related losses to be recognized as of June 30, 2026 and December 31, 2025.

Note 6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued interest receivable	$2,860	$4,365
Prepaid clinical and research related expenses	1,249	3,345
Prepaid licenses	764	415
Prepaid insurance	605	1,061
Other	2,312	903
Prepaid expenses and other current assets	$7,790	$10,089

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Laboratory equipment	$8,053	$7,748
Furniture and computer equipment	1,586	1,491
Leasehold improvements	2,936	2,936
Total property and equipment	12,575	12,175
Accumulated depreciation	(9,119)	(8,315)
Property and equipment, net	$3,456	$3,860

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued clinical and research related expenses	$14,978	$14,798
Accrued employee related expenses	5,646	12,764
Accrued professional service fees	868	522
Other	175	185
Total accrued expenses and other payables	$21,667	$28,269

Note 7. Stockholders’ Equity

Pre-Funded Warrants

In August 2023, the Company entered into certain agreements with certain accredited investors and their affiliates (the “Investors”) under which the Company issued pre-funded warrants with an exercise price of $0.001 per share (the “Pre-Funded Warrants”). The Pre-Funded Warrants will expire on the day they are exercised in full. The Pre-Funded Warrants are exercisable at any time prior to expiration except that the Pre-Funded Warrants cannot be exercised by the Investors if, after giving effect thereto, the Investors would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. In accordance with ASC Topic 260, “Earnings Per Share”, outstanding Pre-Funded Warrants are included in the computation of basic net income (loss) per share because the exercise price is negligible, and they are fully vested and exercisable after the original issuance date. No Pre-Funded Warrants were exercised during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, Pre-Funded Warrants to purchase 1,500,000 shares of common stock remained outstanding.

Note 8. Income Taxes

The Company recorded income tax expense of $2.3 million and $0.8 million for the three and six months ended June 30, 2026, respectively. The Company recorded income tax expense of $0.2 million for both the three and six months ended June 30, 2025. The increases in income tax expense were due to pretax income recorded as compared to pretax losses for the prior year periods. The tax provision for the three and six months ended June 30, 2026 was determined using an estimated annual effective tax rate, adjusted for discrete items, if any.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$162,849	$(34,771)	$166,632	$(46,426)
Denominator:
Weighted-average shares of common stock, basic	65,935,769	63,510,537	65,514,150	63,238,682
Dilutive effect of common stock equivalents	5,071,242	—	5,304,568	—
Weighted-average shares of common stock, dilutive	71,007,011	63,510,537	70,818,718	63,238,682
Net income (loss) per share of common stock
Basic net income (loss) per share of common stock	$2.47	$(0.55)	$2.54	$(0.73)
Diluted net income (loss) per share of common stock	$2.29	$(0.55)	$2.35	$(0.73)

Approximately 0.9 million potentially dilutive shares of common stock (consisting of shares subject to outstanding stock options, RSUs, PSUs and under the ESPP, as applicable) were excluded from the diluted net income per share of common stock computation for the three and six months ended June 30, 2026 because their effect was anti-dilutive. Approximately 9.5 million potentially dilutive shares of common stock (consisting of shares subject to outstanding stock options, RSUs, PSUs, and under the ESPP, as applicable) were excluded from the diluted net loss per share of common stock computation for the three and six months ended June 30, 2025 due to the Company’s net loss for these periods.

Note 10. Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and which are evaluated by a company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and to assess performance.

The Company operates and manages its business as one operating segment, which primarily focuses on the discovery and development of innovative medicines in areas of unmet medical need. The Company’s Chief Executive Officer serves as the Company’s CODM and manages and allocates resources to the operations of the Company on an entity-wide basis. Managing and allocating resources on an entity-wide basis enables the CODM to assess the overall level of resources available and how to best deploy these resources across functions and research and development projects based on unmet medical need, scientific data, probability of technical and regulatory successful development, market potential and other considerations, and, as necessary, reallocate resources among the Company’s internal research and development portfolio and external opportunities to best support the long-term growth of the Company’s business. The Company’s CODM reviews financial information on an aggregate basis for the purpose of allocating resources and evaluating financial performance, including segment net income (loss), which is also reported on the condensed consolidated statement of operations as consolidated net income (loss).

Segment information was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

License and collaboration revenue	$213,475	$5,546	$269,843	$33,867
Less:
Discovery department expense (1)(2)	(8,521)	(4,952)	(17,027)	(8,698)
Development department expense (1)(2)	(14,432)	(15,504)	(31,905)	(28,409)
General and administrative expenses (1)	(5,745)	(5,890)	(11,440)	(11,425)
Employee wages and benefits - discovery (2)	(2,668)	(2,188)	(5,816)	(4,515)
Employee wages and benefits - development (2)	(4,949)	(4,658)	(10,901)	(10,142)
Employee wages and benefits - general and administrative	(4,357)	(3,483)	(9,080)	(7,315)
Stock-based compensation expense	(14,037)	(10,912)	(28,556)	(24,714)
Other segment items (3)	(81)	36	(28)	118
Interest income	6,429	7,406	12,305	14,979
Income tax expense	(2,265)	(172)	(763)	(172)
Consolidated net income (loss)	$162,849	$(34,771)	$166,632	$(46,426)

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

Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, expectations, plans or intentions relating to clinical development, product candidates, the regulatory approval process, products and markets, and business trends and other information referred to under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. These statements are subject to substantial known and unknown risks, uncertainties and other factors that may cause our actual results, outcomes, performance or achievements, or the timing of such results, outcomes, performance or achievements, to be materially different from any results, outcomes, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “assumes,” “believes,” “commitments,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” “will,” “would,” “seeks” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors, including, among other things, the potential for our programs; the timing, initiation, progress and expected results of our clinical trials and research and development programs, including enrollment, data, costs and regulatory submissions and approvals; our cash runway; our ability to advance product candidates into, and successfully complete, non-clinical studies and clinical trials; our eligibility for, and any expected benefits of, any U.S. Food and Drug Administration (“FDA”) programs or special designations; the potential for eventual regulatory approval and commercialization of our product candidates; the commercialization of our product candidates, if approved, which for ICOTYDE and rusfertide depends largely on the efforts of our collaboration partners; our ability and the potential to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved; the pricing, coverage, and reimbursement of our product candidates, if approved; our potential receipt of milestone payments and royalties under our collaboration agreements; future operating results; our ability and that of our collaboration partners to generate sales, income or cash flow; our estimates regarding expenses, capital requirements, and needs for additional financing and our ability to obtain additional capital; our ability to retain the continued service of our key executives and to identify, hire, and retain additional qualified professionals; developments relating to our competitors and our industry, including competing product candidates and therapies; uncertainty and disruption in the global economy and financial markets due to a number of factors, including but not limited to geopolitical instability, such as the ongoing military conflicts between Russia and Ukraine and in the Middle East and rising tensions between China and Taiwan, elevated and sustained inflation, high oil and other commodity prices and changes in trade policies, including tariffs or other trade restrictions or the threat of such actions and retaliatory actions; the availability of credit; and other factors. Forward-looking statements involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those risks, uncertainties and assumptions discussed in Part II, Item 1A, of this Quarterly Report, Part 1. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and in our other filings with the SEC. These statements are based on information available to us as of the date of this Quarterly Report and, while we believe such information provides a reasonable basis for these statements, the information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results or outcomes could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future developments, changes in assumptions or otherwise. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

“Protagonist,” the Protagonist logo and other trademarks, service marks and trade names of Protagonist are registered and unregistered marks of Protagonist Therapeutics, Inc. in the United States and other jurisdictions.

Overview

We are a discovery through late-stage development biopharmaceutical company with a proprietary technology platform that enables de novo discovery of peptide therapeutics. Our development products and discovery programs fall into three broad therapeutic areas: (i) inflammation and immunology (“I&I”), (ii) hematology and (iii) metabolic diseases. Our aim is to develop medicines for biologically and commercially validated targets which demonstrate a strong differentiation compared to existing therapies.

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

Rusfertide

Rusfertide is a first-in-class investigational injectable mimetic of the natural hormone hepcidin in development for the treatment of the rare blood disorder polycythemia vera (“PV”). We discovered rusfertide, advanced it into Phase 3 development, and entered into a license and collaboration agreement with Takeda Pharmaceuticals, Inc. (“Takeda”) in January 2024 (the “Takeda Collaboration Agreement”). We remained primarily responsible for clinical development activities through rusfertide’s New Drug Application (“NDA”) filing for the treatment of erythrocytosis in patients with PV, which we and Takeda submitted in December 2025, and Takeda is responsible for further development and commercialization. In March 2026, the FDA accepted the NDA and granted Priority Review status for rusfertide. Rusfertide has also previously received Orphan Drug status, Fast Track designation and, in August 2025, Breakthrough Therapy designation (“BTD”). BTD is a process designed to expedite the development and review of drugs that are intended to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapies. BTD also provides eligibility for priority NDA review, and Orphan Drug status qualifies sponsors for various incentives, including the potential for extended market exclusivity. The NDA for rusfertide is currently under priority review by the FDA, with a Prescription Drug User Fee Act target action date in August 2026. Takeda has disclosed that it expects to launch rusfertide in the second half of 2026, subject to regulatory approval.

IL-17 Program

PN-881. We are developing PN-881, a potential best-in-class oral peptide IL-17 antagonist, for the treatment of immune-mediated skin diseases. PN-881 targets three IL-17 dimers (IL-17 AA, AF and FF), and may offer potential treatment options for plaque psoriasis, psoriatic arthritis, hidradenitis suppurativa, and spondyloarthritis.

In October 2025, the first human subject was dosed in our Phase 1 trial of PN-881 (ClinicalTrials.gov identifier NCT07153146) evaluating its safety, tolerability, pharmacokinetics and pharmacodynamics in healthy adults. We believe data from our Phase 1 study supports our decision to advance PN-881 into a comprehensive Phase 2b psoriasis program, with initiation expected in early first quarter 2027.

Obesity Program

PN-477. In June 2025, we nominated PN-477, a potential best-in-class novel triple GLP-1, GIP and GCG receptor agonist peptide with oral (“PN-477o”) and subcutaneous (“PN-477sc”) routes of administration, as a development candidate for the treatment of obesity. We designed PN-477 to offer an optimal combination of total body weight loss, improved gastrointestinal tolerability and fat to lean mass ratio, with the dosing convenience of a once-daily oral agent and the added optionality of a once-weekly subcutaneous administration. A Phase 1 clinical study for PN-477sc has been initiated, and the initiation of a Phase 1 study for PN-477o is anticipated in the first half of 2027.

PN-458. In December 2025, we nominated development candidate PN-458, a potential best-in-class novel dual GLP-1 and GIP receptor agonist peptide, as a development candidate for the treatment of obesity. IND-enabling studies are ongoing, with the initiation of a Phase 1 study for the PN-458 oral formulation anticipated in the second half of 2027.

Oral Hepcidin Program

PN-8047. In December 2025, we nominated development candidate PN-8047, an orally administered small molecule hepcidin functional mimetic, which we believe may be complementary to the injectable rusfertide for offering the best treatment options for PV. IND-enabling studies for PN-8047 are ongoing, with the initiation of a Phase 1 study anticipated in the first quarter of 2027.

Other Programs

We also have pre-clinical stage drug discovery programs addressing biologically and commercially validated targets, including an oral IL-4R alpha antagonist for the treatment of atopic dermatitis and moderate-to-severe asthma, and amylinR-based oral and subcutaneous mono- and poly-agonists for the treatment of obesity.

Significant Cash Resources

We ended the second quarter of 2026 with cash, cash equivalents and marketable securities of approximately $849.5 million, as compared to cash, cash equivalents and marketable securities of approximately $646.0 million as of December 31, 2025. For the remainder of 2026 and beyond, we are eligible to receive significant milestone, royalty and other payments from our collaborations with JNJ and Takeda, as described below.

License and Collaboration Agreements

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

In March 2026, we earned a $50.0 million milestone payment upon FDA approval of ICOTYDE for the treatment of moderate-to-severe plaque psoriasis in adults and pediatric patients 12 years of age or older who weigh at least 40 kg and are candidates for systemic therapy or phototherapy. As of June 30, 2026, we have earned a total of $387.5 million in non-refundable upfront and milestone payments from JNJ under the agreement. We are eligible to receive up to $580.0 million in future development and sales milestone payments, including the following potential milestones:

We will also receive upward tiered royalties on net worldwide ICOTYDE product sales at percentages ranging from 6% to 10%. Our weighted-average royalty rate on the first $4.0 billion in annual net sales is 7.25%, and the rate on net sales over $4.0 billion is 10%. The ultimate magnitude of our royalty stream, along with the achievement of development and commercial milestones, will depend upon ICOTYDE’s commercial launch success and market trajectory, which depends on the efforts of our collaboration partner, as well as the successful clinical development, regulatory approval, and commercialization of ICOTYDE in the additional indications currently being studied.

Takeda Collaboration Agreement

In January 2024, we entered into the Takeda Collaboration Agreement related to rusfertide (and specified second-generation injectable hepcidin mimetic compounds developed and commercialized under the agreement that are not currently in development). In December 2025, we and Takeda submitted an NDA to the FDA for rusfertide in PV, which is currently under priority review. We were primarily responsible for the clinical development of rusfertide through NDA filing and remain primarily responsible for the conduct of ongoing rusfertide long-term extension studies. Under the terms of the agreement, we received an upfront payment of $300.0 million in April 2024 and a $25.0 million milestone payment in September 2025 upon completion of the Phase 3 VERIFY clinical trial (NCT05210790) report.

Effective April 28, 2026, we exercised our right to opt-out of the U.S. profit and loss sharing arrangement (50% to us and 50% to Takeda) under the Takeda Collaboration Agreement. The opt-out election triggered a $200.0 million payment to us, which we received in the second quarter of 2026, and we also became eligible to receive an additional $200.0 million opt-out fee and a separate $75.0 million milestone, both of which are due upon FDA approval of rusfertide. Following the opt-out, Takeda has an exclusive worldwide license to develop and commercialize rusfertide, and we are eligible to receive tiered royalties ranging from 14% to 29% on annual worldwide net sales, with an approximate weighted-average royalty rate of 21% at $1.5 billion in annual net sales and a rate of 29% for incremental annual net sales over $1.5 billion. In addition, under the agreement, we are eligible to receive up to $775.0 million in sales milestones. Upcoming potential development milestones and potential sales milestones under the agreement include the following:

The receipt of future royalties and commercial milestones is contingent upon the relevant products receiving FDA approval and achieving a successful commercial launch, which depends on the efforts of our collaboration partner.

Risks and Uncertainties

We describe the respective risks, uncertainties and assumptions that could affect our business, financial condition or results of operations in Part II, Item 1A. “Risk Factors” herein and in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Operations

We have incurred cumulative net losses from inception through June 30, 2026 of $304.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research and development expenses, and other expenses related to our ongoing operations, clinical development and pre-clinical discovery programs.

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

There have been no material changes to our critical accounting policies during the three and six months ended June 30, 2026, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for the year ended December 31, 2025 filed with the SEC on February 25, 2026.

Components of Our Results of Operations

License and Collaboration Revenue

Our license and collaboration revenue is derived from payments we receive from our collaboration partners under the JNJ License and Collaboration Agreement and the Takeda Collaboration Agreement. We expect our revenue to increase significantly in future periods due to the receipt of milestone payments, including payments related to NDA approvals and the exercise of our opt-out right under the Takeda Collaboration Agreement and royalties for sales of ICOTYDE for moderate-to-severe plaque psoriasis, and in other indications if approved. We also expect to receive royalties for rusfertide in PV if NDA approval is received and the product is successfully commercialized. See Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

Early in a product launch, prescription volume and recognized royalty revenue may not move in parallel. Commercial launches often include access-support initiatives, such as starter packs and bridge programs designed to help patients initiate therapy while reimbursement pathways are established. As a result, prescription activity can serve as a leading indicator of strong adoption, while associated royalty revenue may lag in the near term as prescriptions convert into reimbursed, recurring product sales.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

	Three Months Ended
	June 30,		Dollar	%
	2026	2025	Change	Change

	(Dollars in thousands)
License and collaboration revenue	$213,475	$5,546	$207,929	*
Operating expenses:
Research and development (1)	42,061	37,036	5,025	14
General and administrative (2)	12,648	10,551	2,097	20
Total operating expenses	54,709	47,587	7,122	15
Income (loss) from operations	158,766	(42,041)	200,807	(478)
Interest income	6,429	7,406	(977)	(13)
Other (expense) income, net	(81)	36	(117)	(325)
Income (loss) before income tax expense	165,114	(34,599)	199,713	*
Income tax expense	2,265	172	2,093	*
Net income (loss)	$162,849	$(34,771)	$197,620	*

*Percentage not meaningful.

(1)	Includes $7.5 million and $6.3 million of non-cash stock-based compensation expense for the three months ended June 30, 2026 and 2025, respectively.
(2)	Includes $6.5 million and $4.6 million of non-cash stock-based compensation expense for the three months ended June 30, 2026 and 2025, respectively.

License and Collaboration Revenue

License and collaboration revenue was comprised of the following for the periods presented:

	Three Months Ended
	June 30,		Dollar	%
	2026	2025	Change	Change

	(Dollars in thousands)
License and collaboration revenue:
Takeda Collaboration Agreement and other	$213,475	$5,546	$207,929	*
Total license and collaboration revenue	$213,475	$5,546	$207,929	*

*Percentage not meaningful.

Our revenue is derived from licensing and collaboration agreements and is highly variable and dependent upon factors such as the timing of when regulatory and sales milestones are achieved, if at all, commercial launch efforts by our collaboration partners, and the accounting for any upfront payments associated with any existing or new agreements.

License and collaboration revenue for the three months ended June 30, 2026, was $213.5 million, which consisted of (i) $192.4 million related to the proportional recognition of the $200.0 million opt-out payment received from Takeda, and (ii) $21.1 million for ongoing development services, including post opt-out wind down services, rusfertide clinical supplies provided by us under the Takeda Collaboration Agreement and other revenues.

License and collaboration revenue for the three months ended June 30, 2025 was $5.5 million, which consisted of (i) $5.0 million for development services provided by us during the period under the Takeda Collaboration Agreement based on the cost-based input method and (ii) $0.5 million related to the proportional recognition of the $25.0 million milestone from Takeda deemed probable of being achieved due to the Phase 3 VERIFY trial meeting its primary endpoint.

As described above, we opted out of the U.S. profit and loss sharing arrangement under the Takeda Collaboration Agreement in April 2026 and are eligible to receive both an additional $200.0 million opt-out payment and an enhanced milestone payment of $75.0 million upon FDA approval of rusfertide, which is expected in August 2026. In addition, we may receive royalties and sales milestones from rusfertide, pending potential FDA approval and commercial launch.

Research and Development Expenses

	Three Months Ended
	June 30,		Dollar	%
	2026	2025	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide	$10,923	$22,875	$(11,952)	(52)
Clinical and development expense — PN-881	8,571	—	8,571	*
Clinical and development expense — other	40	38	2	5
Pre-clinical and drug discovery research expense	22,527	14,123	8,404	60
Total research and development expenses	$42,061	$37,036	$5,025	14

*Percentage not meaningful.

Research and development expenses increased $5.0 million, or 14%, from $37.0 million for the three months ended June 30, 2025 to $42.1 million for the three months ended June 30, 2026. The increase was primarily due to an increase of $8.6 million in costs related to our Phase 1 study for development candidate PN-881 initiated in the third quarter of 2025 and an $8.4 million increase in pre-clinical and drug discovery research program expense, partially offset by a decrease of $12.0 million in rusfertide expenses primarily related to the completion of our Phase 3 VERIFY trial during the first quarter of 2025.

We had 108 and 100 full-time equivalent research and development headcount as of June 30, 2026 and 2025, respectively. Research and development personnel-related expenses for the three months ended June 30, 2026 increased by $1.9 million as compared to the three months ended June 30, 2025, primarily driven by increases in wages, benefits and stock-based compensation.

We expect research and development expenses to increase significantly in the second half of 2026 compared to the first half of 2026. The increase is expected to be driven primarily by the advancement of PN-881 into a comprehensive Phase 2b psoriasis program, planned investments in clinical manufacturing and related activities, including at-risk expenditures to ensure readiness for other programs as they advance to clinical development (PN-477sc, PN-458, PN-8047), additional pre-clinical discovery programs, and increases in headcount and stock-based compensation expense. The timing and magnitude of these expenses will vary depending on the progress of our programs, including the initiation and pace of clinical trials and related development activities.

General and Administrative Expenses

General and administrative expenses increased $2.1 million, or 20%, from $10.6 million for the three months ended June 30, 2025 to $12.6 million for the three months ended June 30, 2026. The increase was primarily due to an increase in personnel-related expenses driven by increases in wages, benefits and stock-based compensation.

We had 33 and 30 full-time equivalent general and administrative headcount as of June 30, 2026 and 2025, respectively.

Interest Income

Interest income decreased by $1.0 million, or 13%, from $7.4 million for the three months ended June 30, 2025 to $6.4 million for the three months ended June 30, 2026 primarily due to lower yields and lower average investment balance as compared to the prior period.

Income Tax Expense

Income tax expense was $2.3 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively. The increase in income tax expense for the three months ended June 30, 2026 was primarily due to pretax income recorded as compared to a pretax loss for the prior year period. The effective tax rate was 1.4% and 0% for the three months ended June 30, 2026 and 2025, respectively.

Comparison of the Six Months Ended June 30, 2026 and 2025

	Six Months Ended
	June 30,		Dollar	%
	2026	2025	Change	Change

	(Dollars in thousands)
License and collaboration revenue	$269,843	$33,867	$235,976	*
Operating expenses:
Research and development (1)	88,800	72,929	15,871	22
General and administrative (2)	25,925	22,289	3,636	16
Total operating expenses	114,725	95,218	19,507	20
Income (loss) from operations	155,118	(61,351)	216,469	(353)
Interest income	12,305	14,979	(2,674)	(18)
Other (expense) income, net	(28)	118	(146)	(124)
Income (loss) before income tax expense	167,395	(46,254)	213,649	(462)
Income tax expense	763	172	591	344
Net income (loss)	$166,632	$(46,426)	$213,058	(459)

*Percentage not meaningful.

(1)	Includes $15.3 million and $14.3 million of non-cash stock-based compensation expense for the six months ended June 30, 2026 and 2025, respectively.
(2)	Includes $13.2 million and $10.4 million of non-cash stock-based compensation expense for the six months ended June 30, 2026 and 2025, respectively.

License and Collaboration Revenue

License and collaboration revenue was comprised of the following for the periods presented:

	Six Months Ended
	June 30,		Dollar	%
	2026	2025	Change	Change

	(Dollars in thousands)
License and collaboration revenue:
Takeda Collaboration Agreement and other	$219,843	$33,867	$185,976	*
JNJ License and Collaboration Agreement milestone	50,000	—	50,000	*
Total license and collaboration revenue	$269,843	$33,867	$235,976	*

*Percentage not meaningful.

Our revenue is derived from licensing and collaboration agreements and is highly variable and dependent upon factors such as the timing of when regulatory and sales milestones are achieved, if at all, commercial launch efforts by our collaboration partners, and the accounting for any upfront payments associated with any existing or new agreements.

License and collaboration revenue for the six months ended June 30, 2026 was $269.8 million, which consisted of (i) $192.4 million related to the proportional recognition of the $200.0 million opt-out payment received under the Takeda Collaboration Agreement, (ii) $27.4 million for ongoing development services, including post opt-out wind down services, rusfertide clinical supplies provided by us under the Takeda Collaboration Agreement and other revenues, and (iii) a $50.0 million milestone payment related to the JNJ License and Collaboration Agreement, which was earned upon FDA approval of ICOTYDE for the treatment of moderate-to-severe plaque psoriasis.

License and collaboration revenue for the six months ended June 30, 2025 was $33.9 million, which consisted of (i) $23.4 million related to the proportional recognition of the $25.0 million milestone from Takeda deemed probable of being achieved due to the Phase 3 VERIFY trial meeting its primary endpoint and (ii) $10.5 million for development services provided by us during the period under the Takeda Collaboration Agreement based on the cost-based input method.

Research and Development Expenses

	Six Months Ended
	June 30,		Dollar	%
	2026	2025	Change	Change

	(Dollars in thousands)
Clinical and development expense — rusfertide	$28,372	$44,275	$(15,903)	(36)
Clinical and development expense — PN-881	17,454	—	17,454	*
Clinical and development expense — other	91	154	(63)	(41)
Pre-clinical and drug discovery research expense	42,883	28,500	14,383	50
Total research and development expenses	$88,800	$72,929	$15,871	22

*Percentage not meaningful.

Research and development expenses increased $15.9 million, or 22%, from $72.9 million for the six months ended June 30, 2025 to $88.8 million for the six months ended June 30, 2026. The increase was primarily due to an increase of $17.4 million in costs related to our Phase 1 study for development candidate PN-881 initiated in the third quarter of 2025 and a $14.4 million increase in pre-clinical and drug discovery research program expense, partially offset by a decrease of $15.9 million in rusfertide expenses primarily related to the completion of our Phase 3 VERIFY trial during the first quarter of 2025.

We had 108 and 100 full-time equivalent research and development headcount as of June 30, 2026 and 2025, respectively. Research and development personnel-related expenses for the six months ended June 30, 2026 increased by $2.9 million as compared to the six months ended June 30, 2025, primarily driven by increases in wages, benefits and stock-based compensation.

We expect research and development expenses to increase significantly in the second half of 2026 compared to the first half of 2026. The increase is expected to be driven primarily by the advancement of PN-881 into a comprehensive Phase 2b psoriasis program, planned investments in clinical manufacturing and related activities, including at-risk expenditures to ensure readiness for other programs as they advance to clinical development (PN-477sc, PN-458, PN-8047), additional pre-clinical discovery programs, and increases in headcount and stock-based compensation expense. The timing and magnitude of these expenses will vary depending on the progress of our programs, including the initiation and pace of clinical trials and related development activities.

General and Administrative Expenses

General and administrative expenses increased $3.6 million, or 16%, from $22.3 million for the six months ended June 30, 2025 to $25.9 million for the six months ended June 30, 2026. The increase was primarily due to an increase in personnel-related expenses, primarily driven by increases in wages, benefits and stock-based compensation.

We had 33 and 30 full-time equivalent general and administrative headcount as of June 30, 2026 and 2025, respectively.

Interest Income

Interest income decreased by $2.7 million, or 18%, from $15.0 million for the six months ended June 30, 2025 to $12.3 million for the six months ended June 30, 2026 primarily due to lower yields and lower average investment balance as compared to the prior period.

Income Tax Expense

Income tax expense was $0.8 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively. The increase in income tax expense for the six months ended June 30, 2026 was primarily due to pretax income recorded as compared to a pretax loss for the prior year period. The effective tax rate was 0.5% and 0% for the six months ended June 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

Sources of Liquidity

We had $849.5 million and $646.0 million in cash, cash equivalents and marketable securities as of June 30, 2026 and December 31, 2025, respectively. Historically, we have funded our operations primarily from receipt of payments under collaboration agreements, as discussed in “Collaboration Agreements” above, and net proceeds from the sale of shares of our common stock.

Capital Requirements

As of June 30, 2026, we had $849.5 million in cash, cash equivalents and marketable securities and an accumulated deficit of $304.0 million. Our capital expenditures were $0.4 million and $1.6 million for the six months ended June 30, 2026 and the year ended December 31, 2025, respectively. Our primary uses of cash are to fund our operating expenses, including our research and development expenditures and general and administrative costs. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months from the date of this Quarterly Report based on current operating plans and financial forecasts.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2026	2025

Condensed Consolidated Statements of Cash Flows Data:	(Dollars in thousands)
Cash provided by operating activities	$170,109	$96,583
Cash provided by (used in) investing activities	$88,462	$(39,592)
Cash provided by financing activities	$33,117	$14,368
Stock-based compensation	$28,556	$24,714
Change in deferred revenue	$109	$(10,504)

Cash Provided by Operating Activities

Cash provided by operating activities for the six months ended June 30, 2026 was $170.1 million and consisted primarily of net income of $166.6 million and certain non-cash items, including $28.6 million of stock-based compensation expense, partially offset by a net change of $24.7 million in net operating assets and liabilities. The $73.5 million increase in cash provided by operating activities during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to a $200.0 million payment received upon the exercise of our opt-out right under the Takeda Collaboration Agreement in April 2026 and a $50.0 million milestone payment received under the JNJ License and Collaboration Agreement, partially offset by a $178.3 million change in receivable from collaboration partner during the six months ended June 30, 2026.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities for the six months ended June 30, 2026 was $88.5 million and consisted primarily of proceeds from maturities and sales of marketable securities of $292.5 million, partially offset by purchases of marketable securities of $203.6 million and purchases of property and equipment of $0.4 million. The $128.1 million increase in cash provided by investing activities for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily related to the investment of payments received from collaboration partners in 2026. Purchases of property and equipment were primarily related to laboratory equipment and furniture and fixtures.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2026 was $33.1 million and consisted of net cash proceeds from the issuance of common stock upon exercises of stock options and purchases of stock under our employee stock purchase plan (“ESPP”). The $18.7 million increase in cash provided by financing activities for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to an $18.3 million increase in proceeds from the issuance of common stock upon exercise of options and purchases of common stock under the ESPP.

Contractual Obligations and Other Commitments

During the six months ended June 30, 2026, there were no material changes to our material cash requirements, including commitments for capital expenditures, described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 25, 2026.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our interest-earning investments and inflation risk affecting labor costs and clinical trial costs.

Interest Rate Fluctuation Risk

We had $849.5 million and $646.0 million in cash, cash equivalents and marketable securities at June 30, 2026 and December 31, 2025, respectively. Our cash and cash equivalents consist of cash, money market funds, certificates of deposit and commercial paper. Marketable securities consist of government and agency bonds, commercial paper and corporate bonds. A portion of our investments may be subject to interest rate risk and could decline in value if market interest rates increase. Based on our interest rate sensitivity analysis, an immediate 100 basis point increase in interest rates would increase our annual interest income by approximately $5.4 million, while an immediate 100 basis point decrease in interest rates would decrease our annual interest income by approximately $5.4 million.

Approximately $2.5 million and $2.8 million of our cash balance was located in Australia at June 30, 2026 and December 31, 2025, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of our expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on the results of our operations.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our costs, such as the cost of labor and research and development contract costs. We do not believe inflation has had a material adverse effect on the results of our operations during the six months ended June 30, 2026.

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

ITEM 1A.RISK FACTORS

Our business, results of operations and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2025. Except as disclosed below, there have been no material changes from the risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

We are dependent on Takeda for the commercialization of rusfertide. Failure by Takeda to commercialize rusfertide could result in a material adverse effect on our business and operating results.

Pursuant to the terms of the Takeda Collaboration Agreement, following our exercise of our right to opt out of the U.S. profit and loss sharing arrangement in April 2026, Takeda has an exclusive worldwide license to develop and commercialize rusfertide, and we are eligible to receive tiered royalties ranging from 14% to 29% on annual worldwide net sales, with an approximate weighted-average royalty rate of 21% at $1.5 billion in annual net sales and a rate of 29% for incremental annual net sales over $1.5 billion. In addition, under the agreement, we are eligible to receive up to $775.0 million in sales milestone payments.

A substantial portion of our total revenue may be based on royalties and milestones received from Takeda. The commercial success of rusfertide, if approved, including our potential royalties, depends on, among other things, the efforts and allocation of resources of Takeda, which we do not control. Our partnership with Takeda may not be successful, and we may not realize the expected benefits from such partnership, due to a number of important factors, including but not limited to the following:

•	Takeda may change the focus of its commercialization efforts or pursue higher priority programs;
•	Takeda may fail to manufacture or supply sufficient drug product of rusfertide in compliance with applicable laws and regulations, which could result in program delays or lost revenue; and
•	We may disagree with Takeda regarding the development or commercialization of rusfertide, or other matters under the Takeda Collaboration Agreement, or Takeda could breach or terminate the Takeda Collaboration Agreement.

Unstable market and macroeconomic conditions, including geopolitical instability and tariffs or trade policy, may have serious adverse consequences on our business, financial condition and stock price.

As has been widely reported, we are currently operating in a period of macroeconomic uncertainty and capital markets disruption, which has been significantly impacted by domestic and global monetary and fiscal policy, trade regulations, including changes in trade policies, tariffs or other trade restrictions or the threat of such actions, geopolitical instability, including ongoing military conflicts in the Middle East and between Russia and Ukraine, rising tensions between China and Taiwan, and high interest rates. In particular, the conflicts in the Middle East and Ukraine have exacerbated market disruptions, including significant volatility in commodity prices, as well as supply chain interruptions, and have contributed to inflation globally. The U.S. Federal Reserve and other central banks may be unable to contain inflation through more restrictive monetary policy and inflation may increase or continue for a prolonged period of time. Inflationary factors, such as increases in the cost of clinical supplies, interest rates, overhead costs and transportation costs may adversely affect our operating results. In addition, in September 2025, the United States announced the imposition of up to 100% tariffs on imported branded or patented pharmaceuticals, subject to certain exceptions. In early April 2026, the current administration issued a proclamation under Section 232 of the Trade Expansion Act of 1962 determining that imports of certain pharmaceutical products, including patented pharmaceuticals, associated active pharmaceutical ingredients and related materials could threaten U.S. national security and authorized the imposition of tariffs of up to 100% on covered imports, effective July 31, 2026. Imports of certain listed products from specific partner countries, including South Korea and the European Union, may be subject to reduced tariff rates. Certain tariff exemptions or zero-rate treatment may be available for products where all approved indications are designated as orphan, subject to applicable determinations, conditions and implementation guidance. There remains substantial uncertainty as to whether such tariffs would apply to the importation of active pharmaceutical ingredients or bulk drug products that are intended for use in clinical trials and, more generally, about the duration of existing tariffs, tariff levels, implementation of announced tariffs, litigation challenging tariffs and whether additional tariffs or retaliatory actions may be imposed, modified or suspended. Although we do not believe that the macroeconomic factors discussed above have had a material impact on our financial position or results of operations to date, our financial position or results of operations may be adversely affected in the future due to these factors, and such factors may lead to increases in the cost of manufacturing our product candidates and delays in initiating trials. In addition, global credit and financial markets have experienced extreme volatility and disruption in the past several years and the foregoing factors have led to and may continue to cause diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, uncertainty about economic stability and continued inflation.

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

On June 30, 2026, Asif Ali, our Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to (i) 73,214 shares of the Company’s common stock, (ii) 50% of the net shares issued to Mr. Ali after withholding taxes upon the vesting of restricted stock unit awards representing 21,346 shares of the Company’s common stock, and (iii) 50% of the net shares issued to Mr. Ali after withholding taxes upon the vesting of performance stock unit awards representing 12,800 shares of the Company’s common stock (assuming that such shares underlying performance stock units vest at target amounts) through September 30, 2027, or such earlier date when all transactions under the trading plan are completed, subject to certain conditions.

Except as discussed above, during the fiscal quarter ended June 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case as defined in Item 408(a) of Regulation S-K).

ITEM 6.EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-37852	3.1	8/16/2016
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37852	3.1	6/26/2024
3.3	Amended and Restated Bylaws	S-1/A	333-212476	3.2b	8/1/2016
10.1	Protagonist Therapeutics, Inc. 2026 Equity Incentive Plan	8-K	001-37852	10.1	6/18/2026
31.1+	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities

Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

PROTAGONIST THERAPEUTICS, INC.

Date: August 5, 2026	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Asif Ali
Asif Ali
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)