Form 10-Q
period 2026-09-30
Protagonist Therapeutics, Inc
filed 2026-11-06
CIK 1377121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 31, 2026, there were 65,270,114 shares of the registrant’s Common Stock, par value $0.00001 per share, outstanding.

PROTAGONIST THERAPEUTICS, INC.

FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$498,298	$128,390
Marketable securities	301,766	438,974
Receivable from collaboration partner	283,785	121
Contract asset	4,007	—
Prepaid expenses and other current assets	13,203	10,089
Total current assets	1,101,059	577,574
Marketable securities - noncurrent	34,557	78,638
Property and equipment, net	3,321	3,860
Restricted cash - noncurrent	287	287
Operating lease right-of-use asset	6,495	7,829
Other non-current asset	832	—
Total assets	$1,146,551	$668,188
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,921	$5,339
Accrued expenses and other payables	26,560	28,269
Deferred revenue	16,311	9,550
Income taxes payable	4,218	—
Operating lease liability	2,454	2,283
Total current liabilities	55,464	45,441
Operating lease liability - noncurrent	6,177	8,040
Total liabilities	61,641	53,481
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 180,000,000 shares authorized; 65,256,152 and 62,577,897 shares issued as of September 30, 2026 and December 31, 2025, respectively, and 65,215,592 and 62,577,897 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	1,176,019	1,084,736
Treasury stock	(5,791)	—
Accumulated other comprehensive (loss) income	(1,295)	641
Accumulated deficit	(84,024)	(470,671)
Total stockholders’ equity	1,084,910	614,707
Total liabilities and stockholders’ equity	$1,146,551	$668,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
License and collaboration revenue	$274,410	$4,712	$544,253	$38,579
Operating expenses:
Cost of revenue	1,100	—	1,100	—
Research and development	41,274	40,003	130,074	112,932
General and administrative	13,704	11,130	39,629	33,419
Total operating expenses	56,078	51,133	170,803	146,351
Income (loss) from operations	218,332	(46,421)	373,450	(107,772)
Interest income	8,253	7,049	20,558	22,028
Other (expense) income, net	(14)	33	(42)	151
Income (loss) before income tax expense	226,571	(39,339)	393,966	(85,593)
Income tax expense	6,556	—	7,319	172
Net income (loss)	$220,015	$(39,339)	$386,647	$(85,765)
Net income (loss) per share:
Basic	$3.32	$(0.62)	$5.88	$(1.35)
Diluted	$3.07	$(0.62)	$5.43	$(1.35)
Weighted-average shares used to compute net income (loss) per share:
Basic	66,362,300	63,772,332	65,799,973	63,418,522
Diluted	71,731,904	63,772,332	71,242,641	63,418,522

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss)	$220,015	$(39,339)	$386,647	$(85,765)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(467)	540	(1,936)	607
Comprehensive income (loss)	$219,548	$(38,799)	$384,711	$(85,158)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

						Accumulated
					Additional	Other		Total
	Common		Treasury		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Stock		Capital	(Loss) Income	Deficit	Equity
Three months ended September 30, 2026	Shares	Amount	Shares	Amount
Balance at June 30, 2026	64,672,032	$1	—	$—	$1,146,409	$(828)	$(304,039)	$841,543
Issuance of common stock under equity incentive and employee stock purchase plans	584,120	—	—	—	15,247	—	—	15,247
Repurchase of common stock	—	—	(40,560)	(5,791)	—	—	—	(5,791)
Stock-based compensation expense		—		—	14,363	—	—	14,363
Other comprehensive loss	—	—	—	—	—	(467)	—	(467)
Net income	—	—	—	—	—	—	220,015	220,015
Balance at September 30, 2026	65,256,152	$1	(40,560)	$(5,791)	$1,176,019	$(1,295)	$(84,024)	$1,084,910

						Accumulated
					Additional	Other		Total
	Common		Treasury		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Stock		Capital	(Loss) Income	Deficit	Equity
Three months ended September 30, 2025	Shares	Amount	Shares	Amount
Balance at June 30, 2025	62,107,572	$1	—	$—	$1,054,980	$(15)	$(386,948)	$668,018
Issuance of common stock under equity incentive and employee stock purchase plans	339,530	—	—	—	5,659	—	—	5,659
Stock-based compensation expense	—	—	—	—	10,559	—	—	10,559
Other comprehensive income	—	—	—	—	—	540	—	540
Net loss	—	—	—	—	—	—	(39,339)	(39,339)
Balance at September 30, 2025	62,447,102	$1	—	$—	$1,071,198	$525	$(426,287)	$645,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

						Accumulated
					Additional	Other		Total
	Common		Treasury		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Stock		Capital	(Loss) Income	Deficit	Equity
Nine months ended September 30, 2026	Shares	Amount	Shares	Amount
Balance at December 31, 2025	62,577,897	$1	—	$—	$1,084,736	$641	$(470,671)	$614,707
Issuance of common stock under equity incentive and employee stock purchase plans	2,678,255	—	—	—	48,363	—	—	48,363
Repurchase of common stock	—	—	(40,560)	(5,791)	—	—	—	(5,791)
Stock-based compensation expense	—	—	—	—	42,920	—	—	42,920
Other comprehensive loss	—	—	—	—	—	(1,936)	—	(1,936)
Net income	—	—	—	—	—	—	386,647	386,647
Balance at September 30, 2026	65,256,152	$1	(40,560)	$(5,791)	$1,176,019	$(1,295)	$(84,024)	$1,084,910

						Accumulated
					Additional	Other		Total
	Common		Treasury		Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock		Stock		Capital	(Loss) Income	Deficit	Equity
Nine months ended September 30, 2025	Shares	Amount	Shares	Amount
Balance at December 31, 2024	61,035,139	$1	—	$—	$1,015,898	$(82)	$(340,522)	$675,295
Issuance of common stock under equity incentive and employee stock purchase plans	1,424,599	—	—	—	20,506	—	—	20,506
Shares withheld for net settlement of tax withholding upon vesting of restricted stock units	(12,636)	—	—	—	(479)	—	—	(479)
Stock-based compensation expense	—	—	—	—	35,273	—	—	35,273
Other comprehensive income	—	—	—	—	—	607	—	607
Net loss	—	—	—	—	—	—	(85,765)	(85,765)
Balance at September 30, 2025	62,447,102	$1	—	$—	$1,071,198	$525	$(426,287)	$645,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$386,647	$(85,765)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	42,920	35,273
Non-cash lease expense	1,334	1,243
Depreciation	1,213	904
Accretion of discount on marketable securities	(3,160)	(5,887)
Other	(5)	4
Changes in operating assets and liabilities:
Receivable from collaboration partner	(283,664)	164,417
Contract asset	(4,007)	—
Prepaid expenses and other assets	1,896	(1,995)
Accounts payable	563	4,030
Accrued expenses and other payables	(5,304)	(833)
Deferred revenue	6,761	(13,579)
Income taxes payable	4,218	(2,689)
Operating lease liability	(1,692)	(477)
Other non-current asset	(832)	—
Net cash provided by operating activities	146,888	94,646
Cash Flows from Investing Activities
Purchase of marketable securities	(212,591)	(442,311)
Proceeds from maturities of marketable securities	391,724	338,607
Proceeds from sale of marketable securities	3,383	7,003
Purchases of property and equipment	(620)	(1,446)
Net cash provided by (used in) investing activities	181,896	(98,147)
Cash Flows from Financing Activities
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	46,915	20,506
Repurchase of common stock	(5,791)	—
Tax withholding payments related to net settlement of restricted stock units	—	(479)
Net cash provided by financing activities	41,124	20,027
Net increase in cash, cash equivalents and restricted cash	369,908	16,526
Cash, cash equivalents and restricted cash, beginning of period	128,677	97,474
Cash, cash equivalents and restricted cash, end of period	$498,585	$114,000
Supplemental Disclosure of Non-Cash Financing and Investing Information:
Common stock issued for cash not yet received	$1,448	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$54	$8
Leasehold improvements obtained under tenant improvement allowance	$—	$360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTAGONIST THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.Organization and Description of Business

Protagonist Therapeutics, Inc. (the “Company”) is a biopharmaceutical company built on a proprietary peptide technology platform. The Company’s programs fall into three broad therapeutic areas: (i) inflammation and immunology (“I&I”), (ii) hematology and (iii) metabolic diseases. The Company’s aim is to develop medicines for biologically and commercially validated targets which demonstrate a strong differentiation compared to existing therapies.

ICOTYDE® (icotrokinra) was approved in the United States in March 2026 for the treatment of moderate-to-severe plaque psoriasis in adults and pediatric patients 12 years of age or older who weigh at least 40 kg and are candidates for systemic therapy or phototherapy. ICOTYDE is the first and only targeted oral peptide that precisely blocks the Interleukin-23 receptor (“IL-23R”) and is licensed to Janssen Biotech, Inc., a Johnson & Johnson company (“JNJ”). ICOTYDE was jointly discovered by the Company and JNJ scientists, with the Company having primary responsibility for the development of ICOTYDE through Phase 1, and JNJ assuming responsibility for further development and commercialization. In September 2026, the European Commission granted approval of JNJ’s marketing application for ICOTYDE for the treatment of adults and pediatric patients 12 years of age and older with moderate-to-severe plaque psoriasis. ICOTYDE has also received regulatory approval in Japan and China. ICOTYDE is in Phase 3 development for additional immune-mediated diseases, including psoriatic arthritis, ulcerative colitis, and Crohn’s disease.

MIMRYLO™ (rusfertide), a subcutaneously delivered first-in-class hepcidin mimetic, was approved in the United States in August 2026 for the treatment of erythrocytosis in adults with the rare blood disorder polycythemia vera (“PV”). On September 30, 2026, MIMRYLO was also approved in the United Arab Emirates. MIMRYLO is licensed to Takeda Pharmaceuticals, Inc. (“Takeda”) and is the first and only hepcidin mimetic approved for PV, a blood cancer characterized by excessive production of red blood cells. The Company discovered and led development for MIMRYLO through its New Drug Application (“NDA”) filing in December 2025, and Takeda is responsible for further development and commercialization.

The Company also has a number of clinical and pre-clinical programs addressing biologically and commercially validated targets, including IL-17 oral peptide antagonist PN-881, obesity triple agonist peptide PN-477, obesity dual agonist peptide PN-458, oral small molecule hepcidin functional mimetic PN-8047, and IL-4 and amylin programs.

The Company is headquartered in Newark, California and has one wholly-owned subsidiary, Protagonist Pty Limited (“Protagonist Australia”), located in Brisbane, Queensland, Australia.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted and, accordingly, the condensed consolidated balance sheet as of September 30, 2026 has been derived from the Company’s unaudited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s condensed consolidated financial statements. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future period.

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

There has been uncertainty and disruption in the global economy and financial markets due to a number of factors, including but not limited to geopolitical instability and changes in trade policies, including tariffs or other trade restrictions or the threat of such actions and retaliatory actions. The Company’s business may also be impacted by changes or disruptions at the U.S. Food and Drug Administration (the “FDA”) and other government agencies. The Company has taken into consideration any known impacts to its accounting estimates to date and is not aware of any additional specific events or circumstances that would require any additional updates to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the filing date of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Cash as Reported in Condensed Consolidated Statements of Cash Flows

Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash as presented on the condensed consolidated balance sheets.

Cash as reported in the condensed consolidated statements of cash flows consisted of (in thousands):

	September 30,
	2026	2025
Cash and cash equivalents	$498,298	$113,713
Restricted cash - noncurrent	287	287
Total cash reported on condensed consolidated statements of cash flows	$498,585	$114,000

Restricted cash as of September 30, 2026 and 2025 consists of a cash deposit held as security in connection with a letter of credit related to the Company’s facility lease entered into in March 2017, as subsequently amended, and a cash deposit held as security in connection with the issuance of a bank guarantee in May 2025 to maintain the active status of the Company’s value-added tax registration.

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

PSUs allow the recipients of such awards to earn fully vested shares of the Company’s common stock upon the achievement of pre-established performance objectives. Stock-based compensation expense associated with PSUs is based on the fair value of the Company’s common stock on the grant date, which equals the closing market price of the Company’s common stock on the grant date and is recognized when the performance objective is expected to be achieved. The Company evaluates the probability of achieving the performance criteria on a quarterly basis. The cumulative effect on current and prior periods of a change in the estimated number of PSUs expected to be earned is recognized as compensation expense or as reduction of previously recognized compensation expense in the period of the revised estimate. No stock-based compensation related to PSUs was recognized for the three and nine months ended September 30, 2026 and the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company recognized $1.8 million of stock-based compensation expense related to 75,500 PSUs that vested during the third quarter of 2025. As of September 30, 2026, 122,100 PSUs were outstanding.

The Company recognizes forfeitures of stock-based awards as they occur.

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Research and development	$7,728	$6,019	$23,056	$20,301
General and administrative	6,635	4,540	19,864	14,972
Total stock-based compensation expense	$14,363	$10,559	$42,920	$35,273

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2026, as compared to those disclosed in Note 2. Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Issued Accounting Pronouncements Not Yet Adopted as of September 30, 2026

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

Note 3. License and Collaboration Agreements

JNJ License and Collaboration Agreement

The Company and JNJ are parties to an Amended and Restated License and Collaboration Agreement, which was originally effective in July 2017, amended in May 2019, amended and restated in July 2021 and amended in November 2024 (as amended, the “JNJ License and Collaboration Agreement”). The JNJ License and Collaboration Agreement relates to the development, manufacture and commercialization of oral IL-23R antagonist drug candidates and enables JNJ to develop collaboration compounds for multiple indications. Under the JNJ License and Collaboration Agreement, JNJ is required to use commercially reasonable efforts to develop at least one collaboration compound for at least two indications.

During the first quarter of 2026, the Company earned a $50.0 million milestone payment upon FDA approval of ICOTYDE for the treatment of moderate-to-severe plaque psoriasis in adults and pediatric patients 12 years of age or older who weigh at least 40 kg and are candidates for systemic therapy or phototherapy. The Company has earned a total of $387.5 million in non-refundable upfront and milestone payments from JNJ under the JNJ License and Collaboration Agreement from inception in 2017 through September 30, 2026.

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

Takeda Collaboration Agreement

In January 2024, the Company entered into a worldwide license and collaboration agreement for MIMRYLO with Takeda, which became effective in March 2024, and was amended in March 2025 (the “Takeda Collaboration Agreement”).

Pursuant to the Takeda Collaboration Agreement, the Company and Takeda agreed to jointly develop and commercialize MIMRYLO and potentially other specified second-generation injectable hepcidin mimetic compounds

(the “Licensed Products”) in the United States (the “Profit-Share Territory”). Takeda was solely and exclusively responsible for the development and commercialization of the Licensed Products in all other countries (the “Takeda Territory”). The Company and Takeda shared the costs of the development, manufacture and commercialization activities for the Licensed Products in the Profit-Share Territory, provided that (i) the Company led, and was solely responsible for its costs associated with, completion of the ongoing Phase 3 VERIFY trial evaluating MIMRYLO for the treatment of PV; (ii) Takeda led, and was solely responsible for its costs associated with, U.S. regulatory and pre-commercialization activities related to MIMRYLO in the Profit-Share Territory; and (iii) Takeda led commercialization of MIMRYLO in the Profit-Share Territory, though the Company held an option to co-detail. Takeda was solely responsible for all costs for the development, manufacture and commercialization of the Licensed Products in the Takeda Territory. The Company granted Takeda a non-transferable, sublicensable and, except for certain specified exceptions, exclusive license to certain intellectual property of the Company to exercise its rights and perform its obligations under the Takeda Collaboration Agreement. In March 2025, the Company and Takeda agreed, pursuant to the provisions of the Takeda Collaboration Agreement, as amended, that Takeda would assume responsibility for leading and implementing the regulatory strategy and associated activities for preparation of the NDA related to MIMRYLO in PV, which was submitted to the FDA in December 2025 and approved in August 2026. The Company was primarily responsible for clinical development activities through the NDA filing and for conducting ongoing MIMRYLO long-term extension studies.

Pursuant to the Takeda Collaboration Agreement, the Company received a one-time, non-refundable upfront payment of $300.0 million in April 2024 and a $25.0 million milestone payment in September 2025.

On April 28, 2026, the Company announced that it exercised its right to opt out of the U.S. profit and loss sharing arrangement (50% to the Company and 50% to Takeda) under the Takeda Collaboration Agreement. Following the Company’s exercise of the opt-out right, the Company transitioned applicable development and commercial activities to Takeda, and Takeda assumed sole operational and financial responsibility for such activities in the United States. The opt-out election triggered a $200.0 million payment, and the FDA’s approval of MIMRYLO in August 2026 triggered an additional $200.0 million opt-out payment and a separate $75.0 million milestone payment. Following the opt-out, the Company is also eligible to receive up to $800.0 million in development and sales milestone payments for MIMRYLO in PV, and tiered royalties ranging from 14% to 29% on annual net worldwide sales, with an approximate 21% weighted-average royalty rate at $1.5 billion in annual net sales and a 29% tier applying to incremental annual net sales above $1.5 billion.

Upcoming potential development milestones under the Takeda Collaboration Agreement include:

●	$15.0 million upon first regulatory approval for MIMRYLO in PV in three European countries, after pricing and reimbursement approval; and
●	$10.0 million upon first regulatory approval for MIMRYLO in PV in Japan.

The Company was obligated to perform certain wind-down activities during the three-month opt-out wind-down period which included transferring the VERIFY trial and other projects to Takeda, overseeing vendors and development activities until such activities are fully transferred to Takeda, and continuing to perform the MIMRYLO open-label extension. Such costs during the wind-down period (from April 28, 2026 to July 27, 2026) were shared (50%) with Takeda and the Company transferred the majority of the activities to Takeda by July 27, 2026. As agreed upon with Takeda, the Company will continue work on the MIMRYLO open-label extension after the wind-down period until completion, which is expected in the first quarter of 2027. Costs incurred by the Company for any remaining wind-down activities and MIMRYLO open-label extension after July 27, 2026 will be fully reimbursed by Takeda.

The Company initially evaluated the Takeda Collaboration Agreement and concluded that it had elements that were within the scope of ASC Topic 606 and ASC Topic 808. As of the effective date of the Takeda Collaboration Agreement, the Company identified two distinct performance obligations: (i) the MIMRYLO license delivered upon the effectiveness of the Takeda Collaboration Agreement and (ii) certain development services to be provided prior to the opt-out period, including certain of the Company’s responsibilities to complete the VERIFY Phase 3 clinical trial in PV and associated manufacturing services. Following the completion of the wind-down period on July 27, 2026, the Takeda Collaboration Agreement no longer meets the definition of a collaborative arrangement under ASC Topic 808.

The Company determined that the initial transaction price totaled $300.0 million, which was comprised of the upfront payment. The Company initially excluded any future estimated milestones or royalties from this transaction price, all of which were either constrained or subject to the sales- and usage-based royalty exception. As part of the Company’s evaluation of this variable consideration constraint, it determined that the potential payments were contingent upon developmental and regulatory milestones that were uncertain and were highly susceptible to factors outside of its control. The Company allocated $254.1 million of the initial transaction price to the license and $45.9 million to the development services based upon the relative standalone selling price of each performance obligation. The estimate of standalone selling price for the license was determined based on discounted cash flows for the expected development and commercialization of MIMRYLO and included assumptions for forecasted revenues, development timelines and expenses, discount rates, and probabilities of technical and regulatory success. The estimate of standalone selling price for the development services was determined based on forecasted costs and expenses over the expected development period. For the license of MIMRYLO, the Company determined that Takeda could benefit from the license at the time the license was granted and therefore, the related performance obligation was satisfied at that point in time.

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

Revenue Recognition

For the three months ended September 30, 2026, the Company recognized license and collaboration revenue of $274.4 million. This revenue was primarily driven by the proportional recognition of $266.6 million related to the $275.0 million in opt-out and milestone payments earned under the Takeda Collaboration Agreement during the period, ongoing development services, and other revenues. The remaining $8.4 million in unrecognized revenue related to the $275.0 million payments in opt-out and milestone payments earned during the period that was recorded as deferred revenue on the Company’s condensed consolidated balance sheet and is expected to be recognized through the conclusion of the development services performance obligation.

For the nine months ended September 30, 2026, the Company recognized license and collaboration revenue of $544.3 million. This revenue was primarily driven by proportional recognition of $460.5 million related to $475.0 million in milestone payments earned under the Takeda Collaboration Agreement during the period, ongoing development services, and other revenues, and (ii) a $50.0 million milestone payment related to the JNJ License and Collaboration Agreement, and other revenues.

For the three and nine months ended September 30, 2026, the Company recognized $1.8 million and $8.0 million of revenue, respectively, that was included in the deferred revenue balance at the beginning of the period. None of the costs to obtain or fulfill the contracts were capitalized.

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

The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$165,513	$—	$—	$165,513
Certificates of deposit	—	11,897	—	11,897
U.S. Treasury and agency securities	—	232,479	—	232,479
Commercial paper	—	320,408	—	320,408
Corporate debt securities	—	63,807	—	63,807
Total financial assets	$165,513	$628,591	$—	$794,104

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$40,774	$—	$—	$40,774
Certificates of deposit	—	11,391	—	11,391
U.S. Treasury and agency securities	—	348,948	—	348,948
Commercial paper	—	77,865	—	77,865
Corporate debt securities	—	159,211	—	159,211
Total financial assets	$40,774	$597,415	$—	$638,189

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

Note 5. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following (in thousands):

	September 30, 2026
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$165,513	$—	$—	$165,513
Certificates of deposit	11,911	—	(14)	11,897
U.S. Treasury and agency securities	233,267	—	(788)	232,479
Commercial paper	320,560	—	(152)	320,408
Corporate debt securities	64,006	3	(202)	63,807
Total cash equivalents and marketable securities	$795,257	$3	$(1,156)	$794,104
Classified as:
Cash equivalents				$457,781
Marketable securities - current				301,766
Marketable securities - noncurrent				34,557
Total cash equivalents and marketable securities				$794,104

	December 31, 2025
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$40,774	$—	$—	$40,774
Certificates of deposit	11,387	4	—	11,391
U.S. Treasury and agency securities	348,250	706	(8)	348,948
Commercial paper	77,868	4	(7)	77,865
Corporate debt securities	159,127	93	(9)	159,211
Total cash equivalents and marketable securities	$637,406	$807	$(24)	$638,189
Classified as:
Cash equivalents				$120,577
Marketable securities - current				438,974
Marketable securities - noncurrent				78,638
Total cash equivalents and marketable securities				$638,189

All of the Company’s marketable securities are classified as available-for-sale. Current marketable securities of $301.8 million and $439.0 million held as of September 30, 2026 and December 31, 2025, respectively, had contractual maturities of less than one year. Noncurrent marketable securities of $34.6 million and $78.6 million held as of September 30, 2026 and December 31, 2025, respectively, had contractual maturities of at least one year but no more than two years. The Company does not intend to sell its securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be at maturity.

During the nine months ended September 30, 2026 and 2025, the Company sold $3.4 million and $7.0 million of marketable securities and realized a net gain of $5.0 thousand and a net loss of $5.0 thousand, respectively. The Company evaluated securities with unrealized losses to determine whether such losses, if any, were due to credit-related factors and determined that there were no credit-related losses to be recognized as of September 30, 2026 and December 31, 2025.

Note 6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued interest receivable	$3,118	$4,365
Prepaid clinical and research related expenses	3,227	3,345
Prepaid licenses	546	415
Prepaid insurance	190	1,061
Other	6,122	903
Prepaid expenses and other current assets	$13,203	$10,089

Other current assets as of September 30, 2026 included $5.0 million in proceeds from option exercises not yet received.

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Laboratory equipment	$8,249	$7,748
Furniture and computer equipment	1,589	1,491
Leasehold improvements	3,011	2,936
Total property and equipment	12,849	12,175
Accumulated depreciation	(9,528)	(8,315)
Property and equipment, net	$3,321	$3,860

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued clinical and research related expenses	$14,084	$14,798
Accrued employee related expenses	11,257	12,764
Accrued professional service fees	642	522
Other	577	185
Total accrued expenses and other payables	$26,560	$28,269

Note 7. Stockholders’ Equity

Stock Repurchase Program

On September 8, 2026, the Company announced that its board of directors authorized a share repurchase program under which the Company may repurchase up to $300.0 million of its outstanding common stock (the “Repurchase Program”). The Repurchase Program has no fixed expiration, does not obligate the Company to repurchase any specific number of shares and may be modified, suspended or discontinued at any time without prior notice. Under the Repurchase Program, stock repurchases may be made from time to time in open market or through privately negotiated transactions, including transactions pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company intends to fund repurchases from its cash, cash equivalents and marketable securities, as well as royalties and other payments received under its collaboration arrangements with Takeda related to MIMRYLO and JNJ related to ICOTYDE. The timing and amount of any repurchases will depend on market conditions, alternative capital deployment opportunities and other factors.

During the three and nine months ended September 30, 2026, the Company repurchased 40,560 shares of its common stock under the Repurchase Program for an aggregate purchase price of $5.8 million. As of September 30, 2026, $294.2 million remained available and authorized for repurchases. Shares purchased under the Repurchase Plan during the three months ended September 30, 2026 are held as Treasury shares. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds elsewhere in this Quarterly Report on Form 10-Q for additional information.

Pre-Funded Warrants

In August 2023, the Company entered into certain agreements with certain accredited investors and their affiliates (the “Investors”) under which the Company issued pre-funded warrants with an exercise price of $0.001 per share (the “Pre-Funded Warrants”). The Pre-Funded Warrants will expire on the day they are exercised in full. The Pre-Funded Warrants are exercisable at any time prior to expiration except that the Pre-Funded Warrants cannot be exercised by the Investors if, after giving effect thereto, the Investors would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. In accordance with ASC Topic 260, “Earnings Per Share”, outstanding Pre-Funded Warrants are included in the computation of basic net income (loss) per share because the exercise price is negligible, and they are fully vested and exercisable after the original issuance date. No Pre-Funded Warrants were exercised during the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, Pre-Funded Warrants to purchase 1,500,000 shares of common stock remained outstanding.

Note 8. Income Taxes

The Company recorded income tax expense of $6.6 million and $7.3 million for the three and nine months ended September 30, 2026, respectively. The Company recorded income tax expense of zero and $0.2 million for the three and nine months ended September 30, 2025, respectively. The increases in income tax expense were due to pretax income recorded as compared to pretax losses for the prior year periods. The tax provision for the three and nine months ended September 30, 2026 was determined using an estimated annual effective tax rate, adjusted for discrete items, if any.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Basic net income (loss) per share of common stock
Numerator:
Net income (loss)	$220,015	$(39,339)	$386,647	$(85,765)
Denominator:
Weighted-average shares of common stock, basic	66,362,300	63,772,332	65,799,973	63,418,522
Basic net income (loss) per share of common stock	$3.32	$(0.62)	$5.88	$(1.35)
Diluted net income (loss) per share of common stock
Numerator:
Net income (loss)	$220,015	$(39,339)	$386,647	$(85,765)
Denominator:
Weighted-average shares of common stock, basic	66,362,300	63,772,332	65,799,973	63,418,522
Dilutive effect of common stock equivalents	5,369,604	—	5,442,668	—
Weighted-average shares of common stock, diluted	71,731,904	63,772,332	71,242,641	63,418,522
Diluted net income (loss) per share of common stock	$3.07	$(0.62)	$5.43	$(1.35)

Approximately 0.9 million potentially dilutive shares of common stock (consisting of shares subject to outstanding stock options, RSUs, PSUs and under the ESPP, as applicable) were excluded from the diluted net income per share of common stock computation for the three and nine months ended September 30, 2026 because their effect was anti-dilutive. Approximately 9.1 million potentially dilutive shares of common stock (consisting of shares subject to outstanding stock options, RSUs, PSUs, and under the ESPP, as applicable) were excluded from the diluted net loss per share of common stock computation for the three and nine months ended September 30, 2025 due to the Company’s net loss for these periods.

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

Segment information was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenue	$274,410	$4,712	$544,253	$38,579
Less:
Cost of revenue	(1,100)	—	(1,100)	—
Discovery department expense (1)(2)	(8,417)	(4,014)	(25,443)	(12,712)
Development department expense (1)(2)	(12,840)	(18,893)	(44,744)	(47,302)
General and administrative expenses (1)	(5,756)	(6,077)	(17,198)	(17,502)
Employee wages and benefits - discovery (2)	(2,878)	(2,434)	(8,693)	(6,949)
Employee wages and benefits - development (2)	(5,519)	(5,264)	(16,420)	(15,406)
Employee wages and benefits - general and administrative	(5,205)	(3,892)	(14,285)	(11,207)
Stock-based compensation expense	(14,363)	(10,559)	(42,920)	(35,273)
Other segment items (3)	(14)	33	(42)	151
Interest income	8,253	7,049	20,558	22,028
Income tax expense	(6,556)	—	(7,319)	(172)
Segment profit (loss)	$220,015	$(39,339)	$386,647	$(85,765)
Reconciliation of profit (loss)
Adjustments and reconciling items	$—	$—	$—	$—
Consolidated net income (loss)	$220,015	$(39,339)	$386,647	$(85,765)

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

Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, expectations, plans or intentions relating to clinical development, product candidates, the regulatory approval process, products and markets, and business trends and other information referred to under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. These statements are subject to substantial known and unknown risks, uncertainties and other factors that may cause our actual results, outcomes, performance or achievements, or the timing of such results, outcomes, performance or achievements, to be materially different from any results, outcomes, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “assumes,” “believes,” “commitments,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” “will,” “would,” “seeks” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors, including, among other things, the commercial acceptance and success of ICOTYDE and MIMRYLO, which depends on the efforts of our collaboration partners; the timing and amount of royalty and milestone payments we receive from our ICOTYDE and MIMRYLO collaborations; the results of ICOTYDE and MIMRYLO clinical trials; the potential for our programs; the timing, initiation, progress and expected results of our clinical trials and research and development programs, including enrollment, data, costs and regulatory submissions and approvals; our cash runway; our ability to advance product candidates into, and successfully complete, non-clinical studies and clinical trials; our eligibility for, and any expected benefits of, any U.S. Food and Drug Administration (“FDA”) programs or special designations; the potential for eventual regulatory approval and commercialization of our product candidates; the commercialization of our product candidates, if approved; our ability and the potential to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved; the pricing, coverage, and reimbursement of our product candidates, if approved; future operating results; our ability and that of our collaboration partners to generate sales, income or cash flow; our estimates regarding expenses, capital requirements, and potential needs for additional financing and our ability to obtain additional capital; our ability to retain the continued service of our key executives and to identify, hire, and retain additional qualified professionals; developments relating to our competitors and our industry, including competing product candidates and therapies; uncertainty and disruption in the global economy and financial markets due to a number of factors, including but not limited to geopolitical instability, such as the ongoing military conflicts between Russia and Ukraine and in the Middle East and rising tensions between China and Taiwan, elevated and sustained inflation, high oil and other commodity prices and changes in trade policies, including tariffs or other trade restrictions or the threat of such actions and retaliatory actions; the availability of credit; and other factors. Forward-looking statements involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those risks, uncertainties and assumptions discussed in Part II, Item 1A, of this Quarterly Report, Part 1. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and in our other filings with the SEC. These statements are based on information available to us as of the date of this Quarterly Report and, while we believe such information provides a reasonable basis for these statements, the information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results or outcomes could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future developments, changes in assumptions or otherwise. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

“Protagonist,” the Protagonist logo and other trademarks, service marks and trade names of Protagonist are registered and unregistered marks of Protagonist Therapeutics, Inc. in the United States and other jurisdictions. Other registered and unregistered trademarks, service marks and trade names are the property of their respective owners.

Overview

We are a biopharmaceutical company built on a proprietary peptide technology platform. Our development products and discovery programs fall into three broad therapeutic areas: (i) inflammation and immunology (“I&I”), (ii) hematology and (iii) metabolic diseases. Our aim is to develop medicines for biologically and commercially validated targets which demonstrate a strong differentiation compared to existing therapies.

ICOTYDE® (icotrokinra)

ICOTYDE® (icotrokinra) was approved in the United States in March 2026 for the treatment of moderate-to-severe plaque psoriasis in adults and pediatric patients 12 years of age or older who weigh at least 40 kg and are candidates for systemic therapy or phototherapy. ICOTYDE is the first and only targeted oral peptide that precisely blocks the Interleukin-23 receptor (“IL-23R”), which underpins the inflammatory response in psoriasis and offers potential in other IL-23-mediated diseases. ICOTYDE is licensed to Janssen Biotech, Inc., a Johnson & Johnson company (“JNJ”), under a license and collaboration agreement initially entered into in 2017. Following ICOTYDE’s joint discovery by Protagonist and JNJ scientists, we were primarily responsible for the development of ICOTYDE through Phase 1, with JNJ assuming responsibility for further development and commercialization. In September 2026, the European Commission granted approval of JNJ’s marketing application for ICOTYDE for the treatment of adults and pediatric patients 12 years of age and older with moderate-to-severe plaque psoriasis. ICOTYDE has also received regulatory approval in Japan and China. ICOTYDE is in Phase 3 development for additional immune-mediated diseases, including psoriatic arthritis, ulcerative colitis and Crohn’s disease.

In October 2026 JNJ submitted an abstract accepted for presentation at the American College of Rheumatology Convergence 2026 outlining Week 24 results from a Phase 3, randomized, double-blind, placebo-controlled study evaluating icotrokinra in biologic-naïve participants with active psoriatic arthritis. The publicly released abstract reported that in biologic-naïve patients with active psoriatic arthritis, once-daily ICOTYDE 200 mg demonstrated both joint and skin improvements versus placebo at Week 16, with 400 mg showing no additional benefit beyond the 200 mg dose. Continued improvements were observed through Week 24 for both joint and skin responses. Adverse event profiles were comparable across groups with no new safety signals identified.

In November 2026, JNJ disclosed the following results from the Phase 3 ICONIC-ASCEND study evaluating ICOTYDE in adult and pediatric patients 12 years of age and older with moderate-to-severe plaque psoriasis versus placebo and ustekinumab:

●	ICOTYDE met both co-primary endpoints, with 70% of adults and adolescents with moderate-to-severe plaque psoriasis achieving clear or almost clear skin (IGA 0/1) and 55% achieving PASI 90 versus placebo at Week 16.
●	Results showed ICOTYDE achieved non-inferiority to ustekinumab, with numerically higher skin clearance rates in both systemic-naive and biologic-experienced plaque psoriasis patients, though statistical superiority was not demonstrated. ICOTYDE delivered consistent skin clearance against a comparator that performed at a level well above what has been seen historically.
●	ICOTYDE delivered a 17-point improvement in complete skin clearance (PASI 100) versus ustekinumab in systemic-naïve patients at Week 28 (48% versus 31%).

MIMRYLO™ (rusfertide)

MIMRYLO™ (rusfertide), a subcutaneously delivered first-in-class hepcidin mimetic, was approved in the United States in August 2026 for the treatment of erythrocytosis in adults with the rare blood disorder polycythemia vera (“PV”). On September 30, 2026, MIMRYLO was also approved in the United Arab Emirates. MIMRYLO, the first and only hepcidin mimetic approved for PV, a blood cancer characterized by the excessive production of red blood cells, demonstrated key efficacy outcomes of response rate and hematocrit control as well as fatigue improvement. We discovered MIMRYLO, advanced it into Phase 3 development, and entered into a license and collaboration agreement with Takeda Pharmaceuticals, Inc. (“Takeda”) in January 2024 (the “Takeda Collaboration Agreement”). We remained primarily responsible for clinical development activities through MIMRYLO’s New Drug Application (“NDA”) filing for the treatment of erythrocytosis in patients with PV, which we and Takeda submitted in December 2025, and Takeda is responsible for further development and commercialization. In September 2026, MIMRYLO was added as a Category 1 treatment option for both low- and high-risk PV in the National Comprehensive Cancer Network’s updated guidelines. MIMRYLO previously received Orphan Drug designation, which qualifies sponsors for various incentives, including the potential for extended market exclusivity.

IL-17 Program

PN-881. We are developing PN-881, a potential best-in-class oral peptide IL-17 antagonist, for the treatment of immune-mediated skin diseases. PN-881 targets three IL-17 dimers (IL-17 AA, AF and FF), and may offer potential treatment options for plaque psoriasis, psoriatic arthritis, hidradenitis suppurativa, and spondyloarthritis.

In October 2025, the first human subject was dosed in our Phase 1 trial of PN-881 (ClinicalTrials.gov identifier NCT07153146) evaluating its safety, tolerability, pharmacokinetics and pharmacodynamics in healthy adults. We believe data from our completed Phase 1 study supports our decision to advance PN-881 into a comprehensive Phase 2b psoriasis program, with initiation of a dose range-finding study in patients with plaque psoriasis expected in early first quarter 2027. Phase 1 data are expected to be presented at a future medical meeting.

Obesity Program

PN-477. In June 2025, we nominated PN-477, a potential best-in-class novel triple GLP-1, GIP and GCG receptor agonist peptide, as a development candidate for the treatment of obesity. In the subcutaneously administered PN-477sc single ascending dose study, we observed positive dose-related pharmacokinetic, pharmacodynamic and clinical activity. Based on these highly encouraging findings, we have made a strategic decision to prioritize the orally administered PN-477o clinical development program. The initiation of a Phase 1 study of PN-477o is anticipated in the first half of 2027.

PN-458. In December 2025, we nominated PN-458, a potential best-in-class novel dual GLP-1 and GIP receptor agonist peptide, as a development candidate for the treatment of obesity. IND-enabling studies are ongoing, with the initiation of a Phase 1 study for the PN-458 oral formulation anticipated in the second half of 2027.

Oral Hepcidin Program

PN-8047. In December 2025, we nominated development candidate PN-8047, an orally administered small molecule hepcidin functional mimetic, which we believe may be complementary to the injectable MIMRYLO for offering the best treatment options for PV. IND-enabling studies for PN-8047 are ongoing, with the initiation of a Phase 1 study anticipated in the first quarter of 2027.

Other Programs

We also have pre-clinical stage drug discovery programs addressing biologically and commercially validated targets, including an oral IL-4R alpha antagonist for the treatment of atopic dermatitis and moderate-to-severe asthma, and amylinR-based mono- and poly-agonists for the treatment of obesity.

Significant Cash Resources

We ended the third quarter of 2026 with cash, cash equivalents and marketable securities of approximately $834.6 million, as compared to cash, cash equivalents and marketable securities of approximately $646.0 million as of December 31, 2025. For the remainder of 2026 and beyond, we are eligible to receive significant milestone, royalty and other payments from our collaborations with JNJ and Takeda, as described below.

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

In March 2026, we earned a $50.0 million milestone payment upon FDA approval of ICOTYDE for the treatment of moderate-to-severe plaque psoriasis in adults and pediatric patients 12 years of age or older who weigh at least 40 kg and are candidates for systemic therapy or phototherapy. As of September 30, 2026, we have earned a total of $387.5 million in non-refundable upfront and milestone payments from JNJ under the agreement. We are eligible to receive up to $580.0 million in future development and sales milestone payments, including the following potential milestones:

ICOTYDE® Potential Development Milestones			ICOTYDE® Potential Sales Milestones
2nd indication	NDA filing acceptance	$25 Million	Calendar Year Net Sales	Sales Milestone
	Receipt of marketing approval	$45 Million	$1 Billion	$70 Million
3rd Indication	NDA filing acceptance	$35 Million	$2 Billion	$95 Million
	Receipt of marketing approval	$50 Million	$3 Billion	$160 Million
Total Potential Development Milestones		$155 Million	$5 Billion	$100 Million
			Total Potential Sales Milestones	$425 Million

We are also eligible to receive upward tiered royalties on net worldwide ICOTYDE product sales at percentages ranging from 6% to 10%. Our weighted-average royalty rate on the first $4.0 billion in annual net sales is 7.25%, and the rate on net sales over $4.0 billion is 10%. The ultimate magnitude of our royalty stream, along with the achievement of development and commercial milestones, will depend upon ICOTYDE’s commercial launch success and market trajectory, which depends on the efforts of our collaboration partner, as well as the successful clinical development, regulatory approval, and commercialization of ICOTYDE in the additional indications currently being studied.

Takeda Collaboration Agreement

In January 2024, we entered into the Takeda Collaboration Agreement related to MIMRYLO (and specified second-generation injectable hepcidin mimetic compounds developed and commercialized under the agreement that are not currently in development). In December 2025, we and Takeda submitted an NDA to the FDA for MIMRYLO in PV, which was approved in August 2026. We were primarily responsible for the clinical development of MIMRYLO through NDA filing and remain primarily responsible for conducting ongoing MIMRYLO long-term extension studies. Under the terms of the agreement, we received an upfront payment of $300.0 million in April 2024 and a $25.0 million milestone payment in September 2025 upon completion of the Phase 3 VERIFY clinical trial (NCT05210790) report.

Effective April 28, 2026, we exercised our right to opt out of the U.S. profit and loss sharing arrangement (50% to us and 50% to Takeda) under the Takeda Collaboration Agreement. The opt-out election triggered a $200.0 million payment to us, which we received in the second quarter of 2026. In August 2026, we earned an additional $200.0 million opt-out payment and a separate $75.0 million milestone upon FDA approval of MIMRYLO, which were received in October 2026. Following the opt-out, Takeda has an exclusive worldwide license to develop and commercialize MIMRYLO, and we are eligible to receive tiered royalties ranging from 14% to 29% on annual worldwide net sales, with an approximate weighted-average royalty rate of 21% at $1.5 billion in annual net sales and a rate of 29% for incremental annual net sales over $1.5 billion. In addition, under the agreement, we are eligible to receive up to $800.0 million in potential development and sales milestones for MIMRYLO in PV as follows:

MIMRYLO™ Selected Upcoming Potential Development Milestones			MIMRYLO™ Potential Sales Milestones
PV	First regulatory approval in three European countries	$15 Million	Calendar Year Net Sales	Sales Milestone
	First regulatory approval in Japan	$10 Million	$250 Million	$25 Million
Total Upcoming Potential Development Milestones		$25 Million	$500 Million	$50 Million
			$1.0 Billion	$100 Million
			$1.5 Billion	$150 Million
			$2.0 Billion	$200 Million
			$2.5 Billion	$250 Million
			Total Potential Sales Milestones	$775 Million

The receipt of future royalties and commercial milestones is contingent upon the relevant products achieving a successful commercial launch, which depends on the efforts of our collaboration partner.

Risks and Uncertainties

We describe the respective risks, uncertainties and assumptions that could affect our business, financial condition or results of operations in Part II, Item 1A. “Risk Factors” herein, Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 and in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Operations

We have incurred cumulative net losses from inception through September 30, 2026 of $84.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research and development expenses, and other expenses related to our ongoing operations, clinical development and pre-clinical discovery programs.

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

There have been no material changes to our critical accounting policies during the three and nine months ended September 30, 2026, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for the year ended December 31, 2025 filed with the SEC on February 25, 2026.

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

Cost of Revenue

Cost of revenue represents costs incurred pursuant to a collaboration agreement entered into in June 2012 and a related arbitration resolution agreement entered into in August 2021 between us and Zealand Pharma A/S (“Zealand”). We are obligated to pay Zealand certain milestone and royalty payments for MIMRYLO. These payments are recorded as cost of revenue in the period in which they are incurred. As of September 30, 2026, remaining potential payments under the agreement include: (i) up to $1.65 million in development milestone payments; (ii) a 1% royalty on worldwide net sales of MIMRYLO; and (iii) sales milestone payments on achievement of specified annual net sales amounts in specified geographies.

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

Research and development expenses consist primarily of the following:

●	expenses incurred under agreements with clinical trial sites that conduct research and development activities on our behalf;
●	employee-related expenses, which include salaries, benefits and stock-based compensation;
●	laboratory vendor expenses related to the preparation and conduct of pre-clinical studies and clinical trials;
●	costs related to production of clinical supplies and pre-clinical materials, including fees paid to contract manufacturers;
●	license fees and certain milestone payments under license and collaboration agreements; and
●	facilities and other allocated expenses, which include expenses for rent and maintenance of facilities, information technology, depreciation and amortization expense and administrative and other supplies.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

	Three Months Ended
	September 30,		Dollar	%
	2026	2025	Change	Change

	(Dollars in thousands)
License and collaboration revenue	$274,410	$4,712	$269,698	*
Operating expenses:
Cost of revenue	1,100	—	1,100	*
Research and development (1)	41,274	40,003	1,271	3
General and administrative (2)	13,704	11,130	2,574	23
Total operating expenses	56,078	51,133	4,945	10
Income (loss) from operations	218,332	(46,421)	264,753	*
Interest income	8,253	7,049	1,204	17
Other (expense) income, net	(14)	33	(47)	(142)
Income (loss) before income tax expense	226,571	(39,339)	265,910	*
Income tax expense	6,556	—	6,556	*
Net income (loss)	$220,015	$(39,339)	$259,354	*

*Percentage not meaningful.

(1)	Includes $7.7 million and $6.0 million of non-cash stock-based compensation expense for the three months ended September 30, 2026 and 2025, respectively.
(2)	Includes $6.6 million and $4.6 million of non-cash stock-based compensation expense for the three months ended September 30, 2026 and 2025, respectively.

License and Collaboration Revenue

Our revenue is derived from licensing and collaboration agreements and is highly variable and dependent upon factors such as the timing of when regulatory and sales milestones are achieved, if at all, commercial launch efforts by our collaboration partners, and the accounting for any upfront payments associated with any existing or new agreements.

For the three months ended September 30, 2026, we recognized license and collaboration revenue of $274.4 million. This revenue was primarily driven by the proportional recognition of $266.6 million related to the $275.0 million in total opt-out and milestone payments earned under the Takeda Collaboration Agreement during the period, ongoing development services, and other revenues.

License and collaboration revenue for the three months ended September 30, 2025 was $4.7 million and was related to the Takeda Collaboration Agreement for development services provided by us during the period based on the cost-based input method.

Cost of Revenue

For the three months ended September 30, 2026, we recorded cost of revenue of $1.1 million for a milestone payment due to Zealand upon the FDA’s approval and the commercial launch of MIMRYLO. No expense was recorded for cost of revenue for the three months ended September 30, 2025.

Research and Development Expenses

Research and development expenses increased $1.3 million, as detailed in the table below:

	Three Months Ended
	September 30,		Dollar	%
	2026	2025	Change	Change

	(Dollars in thousands)
Clinical and development expense — PN-881	$10,434	$—	$10,434	*
Clinical and development expense — MIMRYLO	3,209	21,525	(18,316)	(85)
Clinical and development expense — other	44	46	(2)	(4)
Pre-clinical and drug discovery research expense	27,587	18,432	9,155	50
Total research and development expenses	$41,274	$40,003	$1,271	3

*Percentage not meaningful.

We had 111 and 99 full-time equivalent research and development headcount as of September 30, 2026 and 2025, respectively. Research and development personnel-related expenses for the three months ended September 30, 2026 increased by $0.6 million as compared to the three months ended September 30, 2025, primarily driven by increases in wages, benefits and stock-based compensation.

We expect research and development expenses to increase for the remainder of the year as compared to the prior quarters in 2026. The increase is expected to be driven primarily by the advancement of PN-881 into a comprehensive Phase 2b psoriasis program, planned investments in clinical manufacturing and related activities, including at-risk expenditures to ensure readiness for other programs as they advance to clinical development (PN-477o, PN-458, PN-8047), additional pre-clinical discovery programs, and increases in headcount and stock-based compensation expense. The timing and magnitude of these expenses will vary depending on the progress of our programs, including the initiation and pace of clinical trials and related development activities.

General and Administrative Expenses

General and administrative expenses increased $2.6 million, or 23%, from $11.1 million for the three months ended September 30, 2025 to $13.7 million for the three months ended September 30, 2026. The increase was primarily due to an increase in personnel-related expenses driven by increases in wages, benefits and stock-based compensation.

We had 38 and 29 full-time equivalent general and administrative headcount as of September 30, 2026 and 2025, respectively.

Interest Income

Interest income increased by $1.2 million, or 17%, from $7.0 million for the three months ended September 30, 2025 to $8.2 million for the three months ended September 30, 2026 primarily due to higher average investment balances as compared to the prior period.

Income Tax Expense

Income tax expense was $6.6 million and zero for the three months ended September 30, 2026 and 2025, respectively. The increase in income tax expense for the three months ended September 30, 2026 was primarily due to pretax income recorded as compared to a pretax loss for the prior year period. The effective tax rate was 2.9% and 0% for the three months ended September 30, 2026 and 2025, respectively.

Comparison of the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended
	September 30,		Dollar	%
	2026	2025	Change	Change

	(Dollars in thousands)
License and collaboration revenue	$544,253	$38,579	$505,674	*
Operating expenses:
Cost of revenue	1,100	—	1,100	*
Research and development (1)	130,074	112,932	17,142	15
General and administrative (2)	39,629	33,419	6,210	19
Total operating expenses	170,803	146,351	24,452	17
Income (loss) from operations	373,450	(107,772)	481,222	(447)
Interest income	20,558	22,028	(1,470)	(7)
Other (expense) income, net	(42)	151	(193)	(128)
Income (loss) before income tax expense	393,966	(85,593)	479,559	*
Income tax expense	7,319	172	7,147	*
Net income (loss)	$386,647	$(85,765)	$472,412	*

*Percentage not meaningful.

(1)	Includes $23.1 million and $20.3 million of non-cash stock-based compensation expense for the nine months ended September 30, 2026 and 2025, respectively.
(2)	Includes $19.9 million and $15.0 million of non-cash stock-based compensation expense for the nine months ended September 30, 2026 and 2025, respectively.

License and Collaboration Revenue

Our revenue is derived from licensing and collaboration agreements and is highly variable and dependent upon factors such as the timing of when regulatory and sales milestones are achieved, if at all, commercial launch efforts by our collaboration partners, and the accounting for any upfront payments associated with any existing or new agreements.

For the nine months ended September 30, 2026, we recognized license and collaboration revenue of $544.3 million. This revenue was primarily driven by proportional recognition of $460.5 million related to the $475.0 million in total opt-out and milestone payments earned under the Takeda Collaboration Agreement during the period, ongoing development services, and other revenues, and (ii) a $50.0 million milestone payment related to the JNJ License and Collaboration Agreement, and other revenues.

License and collaboration revenue for the nine months ended September 30, 2025 was $38.6 million and was related to the Takeda Collaboration Agreement, which consisted of (i) $21.3 million representing a portion of the $25.0 million milestone payment received in September 2025 that was allocated to the MIMRYLO license delivery performance obligation under the agreement and (ii) $17.3 million for development services provided by us during the period based on the cost-based input method.

Cost of Revenue

For the nine months ended September 30, 2026, we recorded cost of revenue of $1.1 million for a milestone payment due to Zealand upon the FDA’s approval and the commercial launch of MIMRYLO. No expense was recorded for cost of revenue for the nine months ended September 30, 2025.

Research and Development Expenses

Research and development expenses increased $17.1 million, as detailed in the table below:

	Nine Months Ended
	September 30,		Dollar	%
	2026	2025	Change	Change

	(Dollars in thousands)
Clinical and development expense — PN-881	$27,888	$—	$27,888	*
Clinical and development expense — MIMRYLO	31,581	65,800	(34,219)	(52)
Clinical and development expense — other	135	200	(65)	(33)
Pre-clinical and drug discovery research expense	70,470	46,932	23,538	50
Total research and development expenses	$130,074	$112,932	$17,142	15

*Percentage not meaningful.

We had 111 and 99 full-time equivalent research and development headcount as of September 30, 2026 and 2025, respectively. Research and development personnel-related expenses for the nine months ended September 30, 2026 increased by $5.4 million as compared to the nine months ended September 30, 2025, primarily driven by increases in wages, benefits and stock-based compensation.

We expect research and development expenses to increase for the remainder of the year as compared to the prior quarters in 2026. The increase is expected to be driven primarily by the advancement of PN-881 into a comprehensive Phase 2b psoriasis program, planned investments in clinical manufacturing and related activities, including at-risk expenditures to ensure readiness for other programs as they advance to clinical development (PN-477o, PN-458, PN-8047), additional pre-clinical discovery programs, and increases in headcount and stock-based compensation expense. The timing and magnitude of these expenses will vary depending on the progress of our programs, including the initiation and pace of clinical trials and related development activities.

General and Administrative Expenses

General and administrative expenses increased $6.2 million, or 19%, from $33.4 million for the nine months ended September 30, 2025 to $39.6 million for the nine months ended September 30, 2026. The increase was primarily due to an increase in personnel-related expenses, primarily driven by increases in wages, benefits and stock-based compensation.

We had 38 and 29 full-time equivalent general and administrative headcount as of September 30, 2026 and 2025, respectively.

Interest Income

Interest income decreased by $1.5 million, or 7%, from $22.0 million for the nine months ended September 30, 2025 to $20.6 million for the nine months ended September 30, 2026 primarily due to lower average investment balances as compared to the prior year period.

Income Tax Expense

Income tax expense was $7.3 million and $0.2 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in income tax expense for the nine months ended September 30, 2026 was primarily due to pretax income recorded as compared to a pretax loss for the prior year period. The effective tax rate was 1.9% and 0% for the nine months ended September 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

Sources of Liquidity

We had $834.6 million and $646.0 million in cash, cash equivalents and marketable securities as of September 30, 2026 and December 31, 2025, respectively. Historically, we have funded our operations primarily from receipt of payments under collaboration agreements, as discussed in “License and Collaboration Agreements” above, and net proceeds from the sale of shares of our common stock.

Capital Requirements

As of September 30, 2026, we had $834.6 million in cash, cash equivalents and marketable securities and an accumulated deficit of $84.0 million. Our capital expenditures were $0.6 million and $1.6 million for the nine months ended September 30, 2026 and the year ended December 31, 2025, respectively. Our primary uses of cash are to fund our costs and operating expenses, including our cost of revenue, research and development expenditures and general and administrative costs. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months from the date of this Quarterly Report based on current operating plans and financial forecasts.

We do not currently anticipate a need for additional funding in the near term. However, we may require additional funding in the future to advance our discovery pipeline and to develop, acquire, or in-license other potential product candidates. Our future funding requirements will depend on many factors, including those described in Part II, Item 1A, “Risk Factors” herein, Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Such additional funding may come from various sources, including raising additional capital, seeking access to debt, and seeking additional collaborative or other arrangements with partners, but such funding may not be available on terms acceptable to us, if at all.

Stock Repurchase Program

On September 8, 2026, we announced that our board of directors authorized a stock repurchase program under which the Company may repurchase up to $300.0 million of its outstanding common stock (the “Repurchase Program”). The Repurchase Program has no fixed expiration, does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time without prior notice. We intend to fund repurchases from our cash, cash equivalents and marketable securities, as well as royalties and other payments received under our collaboration arrangements with Takeda related to MIMRYLO and JNJ related to ICOTYDE. The timing and amount of any repurchases will depend on market conditions, alternative capital deployment opportunities and other factors. During the three months ended September 30, 2026, we repurchased 40,560 shares of our common stock under the Repurchase Program for an aggregate purchase price of $5.8 million, which are held as Treasury shares. As of September 30, 2026, $294.2 million remained available and authorized for repurchase under the Repurchase Program.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2026	2025

Condensed Consolidated Statements of Cash Flows Data:	(Dollars in thousands)
Cash provided by operating activities	$146,888	$94,646
Cash provided by (used in) investing activities	$181,896	$(98,147)
Cash provided by financing activities	$41,124	$20,027
Stock-based compensation	$42,920	$35,273
Change in deferred revenue	$6,761	$(13,579)

Cash Provided by Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2026 was $146.9 million and consisted primarily of net income of $386.6 million and certain non-cash items, including $42.9 million of stock-based compensation expense, partially offset by a net change of $282.1 million in net operating assets and liabilities. The $52.2 million increase in cash provided by operating activities during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to a $472.4 million increase in net income related to opt-out and milestone payments earned during the period, a $20.3 million increase in deferred revenue and a $6.9 million increase in income taxes payable, partially offset by a $448.1 million change in receivable from collaboration partner.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2026 was $181.9 million and consisted primarily of proceeds from maturities and sales of marketable securities of $395.1 million, partially offset by purchases of marketable securities of $212.6 million and purchases of property and equipment of $0.6 million. The $280.0 million increase in cash provided by investing activities for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily related to the investment of payments received from collaboration partners in 2026. Purchases of property and equipment were primarily related to laboratory equipment and furniture and fixtures.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2026 was $41.1 million and consisted of net cash proceeds of $46.9 million from the issuance of common stock upon exercises of stock options and purchases of stock under our employee stock purchase plan (“ESPP”), partially offset by $5.8 million in stock repurchases. The $21.1 million increase in cash provided by financing activities for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to a $26.4 million increase in proceeds from the issuance of common stock upon exercise of options and purchases of common stock under the ESPP, partially offset by $5.8 million in stock repurchases.

Contractual Obligations and Other Commitments

During the nine months ended September 30, 2026, there were no material changes to our material cash requirements, including commitments for capital expenditures, described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 25, 2026.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our interest-earning investments and inflation risk affecting labor costs and clinical trial costs.

Interest Rate Fluctuation Risk

We had $834.6 million and $646.0 million in cash, cash equivalents and marketable securities at September 30, 2026 and December 31, 2025, respectively. Our cash and cash equivalents consist of cash, money market funds, certificates of deposit and commercial paper. Marketable securities consist of government and agency bonds, commercial paper and corporate bonds. A portion of our investments may be subject to interest rate risk and could decline in value if market interest rates increase. Based on our interest rate sensitivity analysis, an immediate 100 basis point increase in interest rates would increase our annual interest income by approximately $6.2 million, while an immediate 100 basis point decrease in interest rates would decrease our annual interest income by approximately $6.2 million.

Approximately $1.0 million and $2.8 million of our cash balance was located in Australia at September 30, 2026 and December 31, 2025, respectively. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of our expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency becomes more significant. A 10% increase or decrease in current exchange rates would not have a material effect on the results of our operations.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our costs, such as the cost of labor and research and development contract costs. We do not believe inflation has had a material adverse effect on the results of our operations during the nine months ended September 30, 2026.

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

ITEM 1A.RISK FACTORS

Our business, results of operations and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026. Except as set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, there have been no material changes from the risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchases of Shares or of Company Equity Securities

The following table summarizes our stock repurchase activity for the three months ended September 30, 2026:

				Approximate Dollar Value of
	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as	Shares that May Yet Be Purchased
Period	Purchased	Per Share (1)	Part of Publicly Announced Program (2)	Under the Program (2)
				(in millions)
July 1 - 31, 2026	—	$—	—	$
August 1 - 31, 2026	—	$—	—	$
September 1 - 30, 2026	40,560	$142.77	40,560	$294.21
Total	40,560		40,560
(1)	Average price paid per share includes cost associated with the repurchases.
(2)	On September 8, 2026, we announced that our board of directors authorized a $300.0 million stock repurchase program. The repurchase program has no fixed expiration, does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time without prior notice. Under the repurchase program, stock repurchases may be made from time to time in open market or through privately negotiated transactions, including transactions pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act. See Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

(c)      Trading Plans

During the fiscal quarter ended September 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case as defined in Item 408(a) of Regulation S-K).

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

PROTAGONIST THERAPEUTICS, INC.

Date: November 6, 2026	By:	/s/ Dinesh V. Patel, Ph.D.
Dinesh V. Patel, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Asif Ali
Asif Ali
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)